Form 10KT405
period 1997-06-30
TCI MUSIC INC
filed 1997-10-09
CIK 1040449

================================================================================

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 9, 1997.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
     [ ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

                                       OR

     [X]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from October 1, 1996 to June 30, 1997(1).

                         COMMISSION FILE NUMBER 0-22815
                               TCI MUSIC, INC.(1)
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      84-1380293
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

     8101 EAST PRENTICE AVENUE, SUITE 500                          80111
                ENGLEWOOD, CO                                    (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 267-5500

        Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Unless otherwise specifically indicated, all monetary references in this filing are in U.S. dollars.

     As of June 30, 1997 the aggregate market value of the Common Stock held by non-affiliates of DMX Inc. was approximately $39,763,000.

     Number of shares of Common Stock of DMX Inc. outstanding as of June 30, 1997: 59,586,594 shares, excluding 85,630 shares held as Treasury Stock.
---------------

(1) This Transition Report on Form 10-K is filed by TCI Music, Inc. with respect to its predecessor DMX Inc. TCI Music, Inc. became the successor to DMX Inc. on July 11, 1997 upon the consummation of the merger of DMX Inc. with a wholly owned subsidiary of TCI Music, Inc., pursuant to which DMX Inc. became a wholly owned subsidiary of TCI Music, Inc. Such merger was deemed effective July 1, 1997 for accounting purposes and the reporting period covers the transition period from the end of DMX Inc.'s last fiscal year, September 30, 1996 through June 30, 1997.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   20

                                  PART II
Item 5.   Market for DMX Inc.'s Common Equity and Related Stockholder
          Matters.....................................................   21
Item 6.   Selected Financial Data.....................................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................   23
Item 8.   Financial Statements and Supplementary Data.................   27
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................   27

                                  PART III
Item 10.  Directors and Executive Officers of DMX Inc.................   28
Item 11.  Executive Compensation......................................   30
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   34
Item 13.  Certain Relationships and Related Transactions..............   36

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8K..........................................................   38

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS.

     On July 11, 1997, DMX Inc. and TCI Music, Inc. ("TCI Music"), a wholly owned subsidiary of Tele-Communications, Inc. ("TCI") consummated a merger pursuant to an Agreement and Plan of Merger, dated February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997 (the "Merger Agreement"), among DMX Inc., TCI, TCI Music, and TCI Merger Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of TCI Music, whereby Merger Sub was merged with and into DMX Inc. (the "Merger") with DMX Inc. as the surviving corporation.

     In connection with the Merger, TCI and TCI Music entered into a Contribution Agreement dated July 11, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries) 62,500,000 shares of Series B Common Stock, par value $0.01 per share, of TCI Music and a promissory note in the amount of $40 million; (ii) until December 31, 2006 certain subsidiaries of TCI will transfer to TCI Music the right to receive all revenue from sales of DMX Inc.'s music services to their residential and commercial subscribers, net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of the revenue otherwise payable to DMX Inc. as license fees for DMX Inc.'s music services under affiliation agreements currently in effect ("Contributed Net DMX Revenues"); (iii) TCI contributed to TCI Music certain digital commercial tuners that are not in service; and (iv) TCI granted to each stockholder of DMX Inc. who became a stockholder of TCI Music pursuant to the Merger, one right (a "Right") with respect to each whole share of Series A Common Stock, $.01 par value per share, of TCI Music ("TCI Music Series A Common Stock") acquired by such stockholder in the Merger pursuant to the terms of the Rights Agreement among TCI, TCI Music and the Bank of New York, as Rights Agent. Each Right entitles the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock at a purchase price of $8.00 per share, payable at the election of TCI, in cash, a number of shares of TCI Series A TCI Group Common Stock ("Series A TCI Group Common Stock") having an equivalent value or a combination thereof, if during the one-year period beginning on July 11, 1997, the effective date of the Merger, the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days.

     Upon consummation of the Merger, each outstanding share of common stock, $.01 par value per share, of DMX Inc. was converted into the right to receive
(i) one-quarter share of TCI Music Series A Common Stock, (ii) one Right with respect to each whole share of TCI Music Series A Common Stock and (iii) cash in lieu of fractional shares of TCI Music Series A Common Stock and Rights. Until the Rights expire or are exercised, the Rights will be evidenced by a legend on the certificates for shares of TCI Music Series A Common Stock issued in the Merger. Accordingly, the Rights associated with the shares of TCI Music Series A Common Stock will be represented solely by, and will not be separable from, such shares of TCI Music Series A Common Stock, and the surrender or transfer of any such certificate for shares of TCI Music Series A Common Stock will also constitute the surrender or transfer of the Rights associated with the TCI Music Series A Common Stock represented by such certificate.

     The outstanding shares of TCI Music Series A Common Stock represent approximately 19.25% of, and 2.3% of the voting power related to, the total outstanding shares of TCI Music Series A Common Stock and TCI Music Series B Common Stock (together, the "TCI Music Common Stock"); and the outstanding shares of TCI Music Series B Common Stock represent approximately 80.75% of, and 97.7% of the voting power related to the total outstanding shares of TCI Music Common Stock. TCI beneficially owns approximately 45.7% of the outstanding shares of TCI Music Series A Common Stock and 100% of the outstanding shares of TCI Music Series B Common Stock, which collectively represent approximately 89.6% of the outstanding shares of TCI Music Common Stock and 98.7% of the voting power of the outstanding shares of TCI Music Common Stock.

     Effective July 11, 1997, TCI Music, as the successor registrant to DMX Inc., determined to change its fiscal year end from September 30 to December 31, and reports the nine month transition period ended June 30, 1997 on the Transition Report on Form 10-K, herein.

     TCI Music, TCI Music Acquisition Sub, Inc., a Florida corporation and a wholly-owned subsidiary of TCI Music ("Acquisition Sub"), and The Box Worldwide, Inc., a Florida corporation ("The Box"), have entered into an Agreement and Plan of Merger dated as of August 12, 1997 (the "Box Merger Agreement"). Pursuant to the Box Merger Agreement, Acquisition Sub will be merged with and into The Box with The Box as the surviving corporation (the "Box Merger"). Outstanding shares of common stock of The Box will be converted into a number of shares of TCI Music Series A Convertible Preferred Stock ("Music Preferred Stock") based on the formula described below, and all common stock of The Box outstanding immediately after the Box Merger (the number of which will be equal to the number of outstanding shares of common stock of The Box outstanding immediately before the Box Merger) will be owned by TCI Music. Unless converted into shares of common stock of The Box or unless the holder thereof exercises dissenters' rights under the Florida Business Corporation Act (the "FBCA"), the 1,666,667 shares of 6% Convertible Redeemable Preferred Stock of The Box will remain outstanding after the Box Merger.

     Consummation of the Box Merger will be subject to the satisfaction or waiver of various conditions, including, among others, the approval of the Box Merger by shareholders of The Box holding more than 75% of its voting shares and receipt of governmental and other third-party approvals and consents. There are no assurances that the Box Merger will be consummated.

     Common stock of The Box will be valued at $1.50 per share for purposes of the Box Merger, and each share of common stock of The Box will be convertible into the number of shares of Music Preferred Stock equal to the product of (i) $1.50 divided by the average trading price of the TCI Music Series A Common Stock over a period of 20 consecutive trading days ending on the third trading day prior to the closing of the Box Merger and (ii) one-third. Assuming that none of the holders of common stock of The Box exercise dissenters' rights under the FBCA, and that no outstanding options, warrants or other rights to acquire common stock of The Box are exercised prior to the Box Merger, the aggregate value of the consideration to be paid to the holders of common stock of The Box would be approximately $36 million. Each share of Music Preferred Stock will initially be convertible at the option of the holder into three shares of TCI Music Series A Common Stock subject to certain antidilution adjustments, and will be entitled to the number of votes equal to the number of shares of TCI Music Series A Common Stock into which the Music Preferred Stock is convertible on all matters submitted to TCI Music stockholders for a vote, voting together with the TCI Music Series A Common Stock and Series B Common Stock of TCI Music. Unlike the shares of TCI Music Series A Common Stock issued to former stockholders of DMX Inc., the shares of TCI Music Series A Common Stock into which the Music Preferred Stock is convertible will not have any rights associated therewith pursuant to which the holders thereof will have the right to require TCI to purchase their shares of TCI Music Series A Common Stock.

     Three of The Box's shareholders, H.F. Lenfest, J. Patrick Michaels, Jr. and StarNet/CEA II Partners (the "Voting Shareholders") have entered into a Voting Agreement with TCI Music dated as of August 12, 1997 (the "Voting Agreement"). Pursuant to the Voting Agreement, the Voting Shareholders, who collectively beneficially own 60.5% of the outstanding shares of common stock of The Box, have agreed to vote such shares, which represent 56.7% of the voting stock of The Box, in favor of the adoption and approval of the Box Merger and to vote against any proposal that would compete or interfere with the Box Merger.

     On September 18, 1997, TCI Music and Paradigm Music Entertainment Company, a Delaware corporation ("Paradigm"), entered into a binding letter of intent (the "LOI"). Pursuant to the LOI, a wholly-owned subsidiary of TCI Music will be merged with and into Paradigm with Paradigm as the surviving corporation (the "Paradigm Merger"). Outstanding shares of common stock of Paradigm (other than shares with respect to which dissenters' rights have been demanded) will be converted into shares of TCI Music Series A Common Stock, and all common stock of Paradigm outstanding immediately after the Paradigm Merger will be owned by TCI Music.

     Consummation of the Paradigm Merger will be subject to the satisfaction or waiver of various conditions, including, among others, the approval of the Paradigm Merger by stockholders of Paradigm holding more than a majority of its voting shares and receipt of governmental and other third-party approvals and consents. There are no assurances that the Paradigm Merger will be consummated.

     The TCI Music Series A Common Stock to be issued to existing stockholders of Paradigm in connection with the Paradigm Merger will have an aggregate market value of approximately $24 million (determined by the average of the mean daily closing bid and asked prices of TCI Music Series A Common Stock during the 20 consecutive trading days ending on the third trading day prior to the closing of the Paradigm Merger). TCI Music will also either assume debt of, or contribute cash to, Paradigm in connection with the Paradigm Merger, in either case in the amount of approximately $5,000,000.

     Pursuant to the LOI, TCI Music loaned approximately $2.2 million, and is obligated to advance additional amounts of up to $550,000 per month for the months of October, November and December 1997 (collectively the "Advances"), to Paradigm to fund operations pending closing of the Paradigm Merger. The Advances bear interest at 10% per annum, are secured by all of Paradigm's assets, and are due and payable no later than June 30, 1998.

     At the effective time of the Paradigm Merger, Thomas McPartland, President and Chief Executive Officer of Paradigm, will be appointed President and Chief Executive Officer of, and will become a director of, TCI Music.

     Three of Paradigm's principal stockholders (the "Paradigm Voting Stockholders") have entered into a Voting Agreement with Paradigm and TCI Music dated as of September 18, 1997 (the "Paradigm Voting Agreement"). Pursuant to the Paradigm Voting Agreement, the Paradigm Voting Stockholders, who collectively beneficially own 39.2% of the outstanding shares of common stock of Paradigm have agreed to vote such shares, which represent 70.3% of the voting stock of Paradigm, in favor of the adoption and approval of the Paradigm Merger and to vote against any proposal that would compete or interfere with the Paradigm Merger.

     The Paradigm Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended.

BUSINESS OF DMX INC.

     DMX Inc. was incorporated pursuant to the laws of the State of Delaware in May 1990 under the name of International Cablecasting Technologies Inc. ("ICT") to accomplish a corporate reorganization which effected a change of situs of its predecessor company of the same name ("ICT-Canada"). ICT-Canada was incorporated pursuant to the laws of British Columbia on April 26, 1979, under the name of Can-Am Entertainment Corporation and on November 14, 1986, changed its name to International Cablecasting Technologies Inc. On April 27, 1995, ICT changed its name to DMX Inc.

     DMX Inc.'s operations are comprised of those of DMX Inc. and its three (3) wholly owned subsidiaries: 450714 B.C. Ltd., a British Columbia corporation, formed for the purpose of holding DMX Inc.'s equity interest in its Canadian joint venture with Shaw Communications Inc. ("Shaw"), the second largest cable operator in Canada (see "Business -- International Business"); TEMPO Sound, Inc. ("TEMPO"), an Oklahoma corporation, which DMX Inc. acquired from TCI in April 1979, in exchange for approximately 224,000 shares of common stock of DMX Inc. TEMPO is engaged in a joint venture with an affiliate of Jones International, Inc. ("Jones"), the eighth largest cable operator in the United States, to program and deliver Superaudio(R), a basic analog cable music and information service (currently consisting of nine formats) for a monthly license fee, to cable operators for distribution to cable subscribers. TEMPO and Jones each own 50% of the joint venture (See "Domestic Business -- The Superaudio Service"); DMX-Europe N.V. of which the remaining 49% interest was acquired from TCI in exchange for 10.8 million shares of DMX Inc.'s common stock on May 17, 1996, making it a wholly owned subsidiary effective on such date.

     DMX-Europe N.V. ("DMX-E NV") and its subsidiary DMX-Europe (UK) Limited ("DMX-E UK"), collectively ("DMX-E"), ceased operation on July 1, 1997. DMX-E UK was placed into receivership on

July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-E NV, although inactive since July 1, 1997, is scheduled for liquidation proceedings to commence during the fourth calendar quarter of 1997.

     As a result of the DMX-E cessation of operations, the Subscription and Shareholder Agreement dated as of December 18, 1996 (the "Definitive Agreements") between DMX Inc.; Mr. Jerold H. Rubinstein, an individual; and XTRA Music Limited, a corporation under laws of England ("XTRA") was put into place whereby a termination certificate was executed in July 1997, which terminated the Stock Purchase Agreement dated December 18, 1996 that provided for the disposition of DMX-E to Mr. Jerold H. Rubinstein. Pursuant to the Definitive Agreements, DMX Inc. obtained a 10% interest in XTRA and a Channel Distribution Agreement was executed between XTRA and DMX Inc. The Channel Distribution Agreement provided XTRA an exclusive, five-year, royalty-free license to distribute the DMX music service in Europe, the former Soviet Union and in the Middle East and the right to use DMX Inc.'s trade marks for two years. The music service is currently not being distributed by XTRA as Mr. Jerold H. Rubinstein is seeking financial partners. At June 30, 1997 the estimated loss on disposal of DMX-E was accounted for in DMX Inc.'s consolidated financial statements.

     Certain statements in this Transition Report on Form 10-K (this "Report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TCI Music, Inc. and subsidiaries ("the Company"), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry; uncertainties inherent in proposed business strategies and development plans; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     DMX Inc. is primarily engaged in programming, distributing and marketing a digital music service, Digital Music Express(R) ("DMX(R)"), which provides continuous (24-hours per day), commercial free, CD quality music programming. The DMX music formats are programmed within various music genres which include:
Classical, Jazz, Rock, Oldies, Country, Latin, Urban, Pop/Adult Contemporary, Instrumental, International and Specialty. Within each music genre, DMX offers a variety of format selections which are more unique and narrowly defined than typically would be found on a commercial radio station. Depending on the distribution method, cable or Ku-Band direct broadcast satellite ("DBS"), DMX currently offers 30 or 96 formats, respectively. In addition DMX Inc. currently has over 133 titles in its DMX-Disc library catalogue for on-premise distribution. DMX Inc. programs each DMX format to provide more music within each music format than a consumer typically would find on a radio station, without the high level of repetition commonly found in radio programming. DMX also offers subscribers the ability to match a "mood" or social environment with music at the touch of a button. As an example, a restaurant may choose to play Chamber Music at breakfast, Lite Jazz at lunch, and Great Singers at dinner. DMX is currently delivered using three different distribution methods.

     Cable Distribution -- DMX is delivered, for a monthly per subscriber license fee, direct to cable operators by C-Band satellite for distribution to residential and commercial cable subscribers. The DMX signal is received by subscribers through their existing coaxial cable wire which is connected through a DMX tuner to their stereo systems. DMX is delivered in 30 different music formats for cable distribution. DMX Inc. expects the existing analog technology used in this form of distribution to gradually be replaced by digital compression technology using a wider bandwidth and potentially allowing for carriage of significantly more music formats.

     Direct Broadcast Satellite -- Since the June 1994 launch of the music services on the Ku-Band satellite, DMX Inc. has delivered DMX to business establishments, for a monthly per subscriber fee, by DBS direct to small satellite dishes (approximately one meter or less in diameter) which connect through a DMX receiver to a subscriber's sound system. Currently, DMX offers 96 different music formats through this DBS distribution. In October 1995, DMX Inc. expanded the marketing of its DBS service to include residential subscribers. This extends the residential distribution of DMX into: areas not currently wired for cable; markets served by a cable operator affiliated with a competitive digital audio service; and markets served by a cable operator not affiliated with a digital audio provider. Additionally, the music service is also available through digital program providers such as PRIMESTAR Partners, L.P. ("PRIMESTAR"), and Headend In the Sky by TCI ("HITS"), where DMX programming is combined with video programming as part of a basic package. With these DBS distributors, the technology incorporated into their satellite receiver enables subscribers to receive the DMX signal through their satellite provider's standard equipment package.

     DMX-Disc -- DMX is offered as an on-premise business music service via DMX-Disc(R). The DMX-Disc service offers flexibility in situations where rooftop satellite dish installations are not possible, or where another building might block the signal path from DMX Inc.'s satellite, through the use of on-premise equipment and custom DMX programmed CDs. DMX-Disc uses a compact disc interactive ("CD-I") player and a custom programmed library of CDs. These CDs are manufactured especially by DMX Inc. using a compression scheme which allows for over four hours of pre-recorded music to be played from one CD. Through the distribution and rotation of library CDs, a DMX-Disc customer is ensured of always having a fresh DMX playlist, mirroring the playlist from the DBS satellite feed.

     DMX Inc. believes that DMX is differentiated from other sources of audio programming currently available to residential and commercial consumers. Subscribers currently receive preprogrammed music in CD quality fidelity with no commercials or disc jockey interruptions of any kind. The playlists for most DMX formats include more music cuts than would typically be heard on a radio broadcast or other competing preprogrammed music service. (See
"Business -- Competition".)

     DMX is carried by more than 885 affiliates comprised of cable systems, owned and operated offices, DBS program providers and independent franchises in 49 states. DMX currently is accessible to more than 18 million cable subscribers and 11 million businesses in the United States.

GOALS AND STRATEGIES.

     DMX Inc.'s goal is to continue to build DMX as a brand name consumer and business service and become the established standard for digital audio services. Its primary strategies are: (1) to continue to acquire residential and commercial subscribers in as many markets as possible via its available distribution methods, (2) to establish and maintain relationships with third party organizations in related industries which support and enhance the marketing, distribution and subscriber penetration levels of DMX and, (3) to maintain its market position as a leader in digital audio through an emphasis on superior programming and technology.

     DMX Inc. views the strategy of being the first entrant into a market and quickly securing distribution commitments for DMX as a key factor during the start up and development phase of any marketplace. DMX Inc. has focused much of its efforts during the start-up period on securing distribution agreements with cable operators and satellite programming distributors. From 1989 to the present DMX Inc. has: (i) entered into affiliation agreements with over 50 U.S. cable operators; (ii) entered into distribution agreements with a DBS programming provider; (iii) entered into distribution agreements for DMX in Canada, Mexico, Latin America, Africa and the Caribbean; and (iv) obtained distribution on HITS, a new distribution technology utilizing digital compression. The focus to gain wide distribution of DMX is intended to provide DMX Inc. with greater market share and limit the market development potential of its competitors.

DOMESTIC BUSINESS.

     Since its launch in September 1991, DMX has been distributed by C-Band satellite to cable systems, which in turn deliver the service over existing cable networks to cable subscribers. With the launch of DMX on the Ku-Band satellite in June 1994, DMX Inc. has been able to expand the market access of its commercial service, DMX for Business and its residential DBS service DMX Direct. Ku-Band satellites transmit signals using a higher power than C-Band satellites, which allows reception by substantially smaller satellite dishes. The ability to distribute DMX directly to the end user gives DMX Inc. much broader market access and the choice of delivering the DMX signal either by existing cable or Ku-Band satellite. The DMX signal is distributed by DMX Inc. from its studio and uplinking facility housed in TCI's National Digital Television Center located in Littleton, Colorado. Additionally, the implementation of the on-premise DMX-Disc program and the expansion of the Disc catalogue has allowed DMX Inc. to market DMX in the commercial marketplace in situations where cable and DBS distribution may not be an option (e.g., in situations where roof-top rights or a cable signal may not be available).

  Residential Service.

     Today, the cable television industry in the United States is comprised of more than 11,220 cable systems which serve more than 61.7 million households, according to the 1996 Television and Cable Fact Book. This represents approximately 63% of all television households in the country. Of those households subscribing to cable, nearly 70% subscribe to one or more premium cable services. It is expected that cable systems will transition from analog to digital technology in coming years, resulting in a wider selection of programming and services available to subscribers due to increased band-width. This transition will commence with the roll-out of TCI's digital programming package in the latter part of 1997.

     Cable Affiliate Sales. The acquisition of subscribers is a joint effort between DMX Inc. and the cable affiliate. To support its affiliates' marketing efforts, DMX Inc. contributes marketing materials and/or cooperative marketing funds. The retail price of DMX is established in each local market by the cable operator. Many different pricing strategies such as separate equipment rental charges, promotional discounts and special offers may affect the ultimate retail price to the consumer. In the future, DMX Inc. expects DMX to be offered as part of a basic package or as a tier programming option, as cable affiliates migrate from analog to digital technology.

     Cable operators have recently begun to launch a new method of distributing video and other programming using digital compression technology. Digital compression technology can compress, on average, as many as 14 of the current analog video signals into the space normally occupied by one. Such technology improves picture quality and allows for carriage of significantly more video product offerings ("Digital Distribution") without cable operators having to build a new cable plant. The technology is distributed through HITS, that enables TCI and each other participating cable operator to increase their program offerings and create new packages that could include, if they so choose, DMX music services as part of a package of video and music services. The technology permits subscribers to receive video and music signals through a single standard set-top-tuner or "box" without the use of a separate tuner for music, as is currently the case. TCI conducted a beta test of its Digital Distribution in late 1996 and began offering such service to selected paying customers in three test markets during the first quarter of 1997.

     The launch of digital compression technology has the potential to provide an additional distribution market for DMX music services if cable operators utilizing Digital Distribution, such as TCI, elect to offer DMX music services as part of one or more digital video programming packages, thereby capturing as subscribers customers who might not otherwise elect to subscribe to DMX music services on an a la carte basis. However, the launch of and the transition to Digital Distribution may also have the effect of materially reducing residential subscriber fee revenues as a result of the expected change from the a la carte fee structure currently in effect. DMX Inc. does not expect the launch of Digital Distribution to affect the current rate structure for commercial cable subscribers or DBS Distribution.

     DMX Inc. expects that license fees paid by cable operators for Digital Distribution that include DMX music services in their digital packages will be much lower than the a la carte fees now paid under affiliation agreements currently in effect. While a substantial increase in the overall number of residential subscribers purchasing digital packages that include DMX music services could result in revenues equal to or exceeding the revenues from residential subscribers currently electing to purchase DMX services for a separate a la carte fee, such a result depends on a number of factors over which TCI Music has no control, including whether cable operators elect to include DMX music services as part of their digital packages, the acceptance by consumers of the digital products and whether those electing to purchase the digital packages are already DMX subscribers. Neither TCI Music nor DMX Inc. can predict the number of DMX residential subscribers that will elect to receive a digital package that includes DMX when it is offered.

     DMX was launched in the U.S. cable market in September 1991 to residential subscribers. DMX Inc. currently has distribution commitments representing approximately 50% of the U.S. cable marketplace. Such distribution commitments are represented by contracts, or "affiliation agreements" reached between DMX Inc. and cable operators which give the operators the right to distribute DMX to residential subscribers within their franchise territories in exchange for a monthly per subscriber license fee. Commercial rights are granted under a separate contract. DMX Inc. has reached affiliation agreements with more than 50 multiple system operators ("MSO"). The term of the affiliation agreements range from one to ten years and require monthly license fees be paid to DMX Inc. for each DMX residential subscriber. Certain of the MSOs affiliated with DMX Inc. have also made direct equity investments in the common stock of DMX Inc.

     In 1989, TCI entered into a series of agreements with DMX Inc. which resulted in the acquisition of approximately 2.0 million shares of DMX Inc.'s common stock and the right to earn up to approximately 1.4 million additional shares based on distribution goals, all of which were earned during the fiscal year ended September 30, 1992. During 1995 and 1996, TCI increased their interest to approximately 45% of the outstanding common stock of DMX Inc. through a series of private placements, and through a transaction completed in May 1996 whereby 10.8 million shares of common stock in DMX Inc. were exchanged for TCI's 49% interest in DMX-E. On July 11, 1997, DMX Inc. and TCI Music consummated a merger pursuant to an Agreement and Plan of Merger, dated February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997 among DMX Inc., TCI, TCI Music, and Merger Sub, whereby Merger Sub was merged with and into DMX Inc. with DMX Inc. as the surviving corporation. During fiscal years 1995, 1996 and for the nine months ended June 30, 1997, TCI accounted for approximately 61%, 53% and 50% of DMX Inc.'s residential cable revenues, respectively.

  Direct-to-Home ("DTH") Sales.

     Direct Sales. In October 1995, DMX Inc. launched its in-house direct sales effort, DMX-Direct, a DBS service, commonly referred as direct-to-home ("DTH") to the residential marketplace. DMX-Direct uses DMX Inc.'s DBS technology launched to commercial customers and offers the same programming availability. Customers purchase the required equipment and subscribe to DMX-Direct for a monthly or annual prepaid subscription.

     Direct to home sales extend the distribution potential of DMX's residential service to: areas not currently wired for cable; markets served by a cable operator affiliated with a competitive digital audio service; and markets served by cable operators not affiliated with any digital audio provider.

     Third Party DBS Sales. In October 1995, PRIMESTAR, a DBS distributor of packaged programming to the residential market, launched its service with carriage of DMX. DMX Inc.'s agreement with PRIMESTAR requires PRIMESTAR to pay a per subscriber license fee to DMX Inc. based on the number of basic subscribers, or based on the number of basic and premium subscribers when PRIMESTAR expands the DMX format offerings to include a premium tier option. PRIMESTAR distribution gives the DMX brand name nationwide consumer exposure through the marketing campaigns for PRIMESTAR. No additional equipment is required over and above the standard satellite equipment in order for a subscriber to receive the DMX signal. As of July 1997, there were approximately 1,800,000 PRIMESTAR DMX subscribers.

  Commercial Service.

     The U.S. business marketplace has approximately 7.4 million business establishments in the top 337 metropolitan statistical areas, according to Equifax/National Data Systems. Approximately 60% of these businesses use some form of background music, based on marketing research performed by DMX Inc.

     DMX distributes its programming services to the commercial marketplace through its Commercial Division under the brand name DMX for Business(R). The division distributes DMX for Business through three sales departments: Affiliate Sales, an indirect sales channel of both cable and non-cable franchised affiliates; National Account Sales; and two regional direct sales channels owned and operated by DMX Inc.

     Affiliate Sales. The Affiliate Sales department was the first sales channel developed by the Commercial Division. Distribution of DMX for Business began in 1992 through DMX Inc.'s relationships with cable affiliates. Sales of DMX for Business via cable distribution was limited by the access to businesses by cable plant as well as cable distribution to major business markets throughout the United States. When DBS distribution of DMX became available via AT&T's Telstar 402R satellite, Affiliate Sales began immediate expansion of its distribution of DMX for Business, both within the existing cable franchise network as well as to all non-affiliated U.S. markets. DMX for Business has licensed many of its residential cable affiliates, as well as independent, third party affiliates, with the rights to sell DMX for Business on a non-exclusive basis, thus expanding its network of licensed distributors to cover markets where it is not affiliated with a cable operator, or where there is distribution of a competitive service. Affiliates may be licensed to distribute DMX via all three distribution methods: cable, DBS and DMX-Disc.

     DMX Inc.'s Commercial Division offers its affiliates the non-exclusive right to sell DMX for Business and requires its affiliates to dedicate a minimum level of resources and meet specified performance criteria to become a qualified distributor and maintain a qualified status for distributing DMX for Business. For cable affiliates, the typical commercial affiliation agreement runs concurrently with the residential affiliation agreement. Non-cable affiliates have a five year agreement to distribute DMX with a performance evaluation annually. If the affiliate has not met DMX Inc.'s performance standards, it could lose its DMX affiliation. DMX Inc. requires its affiliates to pay a set minimum monthly license fee per commercial subscriber, or a percentage of the subscriber's monthly retail rate, whichever is greater. The typical contract term with a commercial establishment is for a 60 months at a retail rate of approximately $55 per month. The retail pricing is determined by the affiliate and depends upon many factors such as the square footage of the business, the number of tuners or receivers used in the business and the contract length.

     National Accounts. The National Account Sales department was launched concurrently with the distribution of DMX for Business via DBS. The department has been marketing DMX for approximately 3 years, selling DMX services to large national chain accounts, such as retail and restaurant chains, that require or demand centralized sales, installation, and customer services. The department employs an in-house sales force specially trained for selling to national accounts. DMX Inc.'s commercial non-exclusive affiliation agreements allow its national accounts sales force to sell directly to commercial establishments within existing affiliated franchise territories. Sales efforts are being concentrated at the senior management level of these national account prospects. National Account contracts generally provide for the DMX for Business service to be delivered to all of the subscriber's locations for a monthly fee generally ranging from $40-$55 per location depending upon many factors such as the number of locations and the number of receivers used within each location. Contract terms generally range from 36 to 60 months. DMX Inc. has signed multiple national account agreements with various nationwide and regional business chains, primarily in the hospitality and retail industries.

     DMX Inc. has established strategic sales alliances to create name branding and establish DMX for Business as a viable and credible competitive service for national chains. Alliances in the cross-branding of DMX include: Bose Corporation for packaged sound systems; AT&T Tridom in VSAT data and video network applications; and PRIMESTAR for entertainment, news information and sports TV video services. The DMX national account sales team works in conjunction with these strategic sales alliances to cross-promote services and to make joint sales presentations in selling packaged business communication services and products.

     Owned and Operated Accounts. In May 1995, DMX Inc. launched its first owned and operated sales group ("O&O") in the Southern California market, covering a seven county area extending from Ventura to San Diego. DMX Inc. is expanding its O&O markets and has recently opened three new offices in Phoenix, Arizona, Atlanta, Georgia and Miami, Florida. The O&OS sell DMX and related business communication services and products direct to both local and regional chain accounts located in its territory through its own sales, installation and service team. The O&OS also generates revenue from sound system equipment sales and labor sales from installations and handles all equipment set-up and follow-up service for new and existing accounts. The O&O's customer contracts are for a monthly fee generally ranging from $55 to $150 depending on many factors such as number of locations and the number of receivers installed in the business, and length of contract. The average contract term ranges from 48 to 60 months for such customer contracts.

     The Sound Solutions Center. DMX Inc. has established a customer service center, The Sound Solutions Center which provides ongoing professional management, training and support required to ensure that DMX subscribers receive the high quality service demanded by the competitive marketplace. The support services required by the music subscribers are often very specialized and require a highly trained music consultant to support their music needs, as well as general field installation and service requirements for music, sound system and related communication equipment.

INTERNATIONAL BUSINESS.

     Although DMX Inc. has recently focused on domestic growth, it continues to review opportunities in distributing DMX in foreign markets. DMX Inc. has licensing and royalty arrangements that cover Canada, Mexico, Latin America, the Caribbean and Sub-Saharan Africa and continues to evaluate other possible joint relationships to enhance the international distribution of DMX.

  Europe.

     In connection with the ceased operations of DMX-E on July 1, 1997 and the definitive agreements entered into between DMX Inc., Jerold H. Rubinstein and XTRA, XTRA has an exclusive five-year, royalty-free license to distribute the DMX music service in Europe, the former Soviet Union, and in the Middle East and will have the right to use DMX Inc.'s trademarks for two years. However, the music service is currently not being distributed. (See "Business -- General Development of Business".)

  Canada.

     The Canadian cable market is comprised of approximately 7.6 million basic cable subscribers which represents approximately 76% of households passed by cable. Pay service penetration, including extended basic service penetration, reached approximately 88% during 1995 according to Media STATS September 1995 data. In addition to the residential subscriber potential for DMX, the Canadian market has approximately 920,000 businesses, according to Statistics Canada.

     In 1992, Shaw entered into a licensing and royalty agreement with DMX Inc. which provides for a monthly per subscriber royalty for both residential and commercial distribution. DMX Inc., through its subsidiary 450714 B.C. Ltd., is a partner in The DMX-Canada Partnership ("DMX-Canada"), a partnership with DMX-Canada Ltd., an affiliate of Shaw. DMX-Canada is the operating entity that distributes the DMX service in Canada and its territories.

     The residential DBS direct-to-home market in Canada is regulated by the Canadian Radio/Television and Telecommunications Commission ("CRTC"). During 1996, the CRTC issued a license to DMX Inc. to provide subscription-based music service to homes in Canada which requires special programming mandated by the CRTC for the Canadian residential market. DMX is currently offered by DMX-Canada to residential subscribers.

     The CRTC does not regulate programming delivered to commercial establishments by direct broadcast satellite. DMX-Canada launched DMX for Business by DBS in November 1994, and has acquired over 2,000 commercial subscribers in Canada since that date.

     In addition to forming DMX-Canada, Shaw has invested in DMX Inc. by purchasing stock in private placements and making open market purchases, and held approximately 14% of the outstanding common stock of DMX Inc. as of June 30, 1997. (See "Security Ownership of Certain Beneficial Owners and Management".)

  Latin America and The Caribbean.

     On December 10, 1996, DMX Inc. entered into a letter agreement with Sky Entertainment Services in Latin America ("Sky-LA"), pursuant to which Sky-LA was granted the right to carry up to 40 DMX music formats on the Mexican, Brazilian and South American platforms of Sky-LA. Sky Entertainment Services is the brand name for the direct-to-home service offered by the strategic alliance formed by Organzacoes Globo, Brazil's leading entertainment group; Mexico's Grupo Televisa S.A.; The News Corporation, Limited; and Tele-Communications International, Inc. (the "Sky Entertainment Alliance"). Tele-Communications International, Inc. is a subsidiary of TCI.

  Africa.

     During 1995, DMX Inc. reached an agreement with TML-Bluestar ("TML-B"), a South African joint venture company, for distribution of the DMX service in Sub-Saharan Africa. TML-B then entered into a licensing arrangement with MultiChoice Africa ("MultiChoice") for distribution of DMX to MultiChoice subscribers by Ku-Band DBS. MultiChoice is the only subscriber management services ("SMS") provider in South Africa, and offers SMS services to more than 2 million pay TV subscribers in Africa and Europe. In South Africa alone, MultiChoice provides SMS to approximately 950,000 subscribers, according to data provided by MultiChoice.

     TML-B launched DMX in December 1995 and carries 40 music formats. DMX is sold to both residential and commercial subscribers in exchange for per subscriber license fees. DMX is being included as part of the MultiChoice basic package of digital audio and video programs distributed via satellite to customers in South Africa. DMX Inc. does not incur any incremental costs in providing the signal for distribution to this market, nor is it responsible for the payment of music rights, pursuant to the terms of its agreement. TML-B plans to expand its distribution throughout other territories in Sub-Saharan Africa as these areas develop. Currently TML-B has over 100,000 subscribers.

THE SUPERAUDIO SERVICE.

     In May 1990, DMX Inc.'s subsidiary, Tempo, entered into the Galactic/Tempo joint venture agreement with an affiliate of Jones (the eighth largest MSO), for up to fifteen years to distribute Superaudio, a basic cable audio service. Each company owns a 50% interest in the joint venture. The joint venture began operation in July 1990 and combined DMX Inc.'s basic cable audio service, TEMPO Sound, with its only direct competitor, Galactic Radio. In connection with the joint venture arrangement, Jones provides both satellite space and uplinking service for Superaudio.

     Superaudio is a basic cable audio service which is distributed in analog fidelity and currently provides nine formats of popular music and information services, including news, children's programming and a reading service for the visually impaired. The programming line-up includes the use of announcers and some limited commercial announcements. The Superaudio service is distributed by satellite from Jones' studio facilities in Englewood, Colorado to cable systems, which deliver it to their cable subscribers.

     The joint venture has entered into affiliation agreements with cable operators which provide for a monthly license fee per basic subscriber. The service is generally marketed as a basic cable audio service at no additional charge to the subscriber. However, ultimate product placement and retail pricing is left up to the individual cable operator.

PROGRAMMING.

     DMX Inc. believes that the primary consumer appeal of DMX is its programming content. DMX Inc. has researched and refined each of its current 96 custom designed music formats. In contrast to radio, the programming content of the DMX service is continuous music, without commercial or other interruption, made available in distinct formats that are more narrowly tailored to fit the music listener's specific taste. DMX is delivered in CD standard fidelity.

     DMX appeals to a wide variety of listeners by providing multiple music formats within each music genre. By offering defined music formats, DMX subscribers can easily select the formats that appeal to them most. For example, a classical music enthusiast may enjoy symphonies and chamber music, but may not have the same interest in opera. DMX allows listeners to make these musical choices without compromising their listening experience. The following table shows the current format offering by genre:

CLASSICAL
 Chamber Music
-Classical Guitar
-Lite Classical
-Opera
 Symphonic

INSTRUMENTAL
 Beautiful Instrumentals
-Contemporary Instrumentals
 New Age
-Piano

JAZZ
-Acid Jazz
 Classic Jazz
-Dixieland
-Jazz Vocal Blends
-Lite Jazz

COUNTRY
-Bluegrass
-Hot Country
 Modern Country
 Traditional Country

POP/ADULT CONTEMPORARY
 Adult Contemporary
-Classic Hits Blend
 Folk Rock
-Hit Sweep
 Hottest Hits
 Love Songs
-New Adult Contemporary
-New Music
-Power Hits
-Soft Hits

OLDIES
 50's Oldies
 60's Oldies
-70's Oldies
-80's Oldies
 Big Band/Swing
-Euro Oldies
-Upbeat Oldies

ROCK
 Album Rock
 Alternative Rock
 Classic Rock
 Heavy Metal

URBAN
 Dance
 Gospel
-Motor City Sound
-R&B/Rap Hits
 Rap
 Traditional Blues
 Urban Adult Contemporary

SPECIALTY
-Beach Party
-Cajun
-Children's
 Christian Inspirational
-Contemporary Christian
-Contemporary Blues
-Environmental Sounds
-Folk Music
 Great Singers
-Hawaiian Music
-Polka
 Show Tunes
 Holiday Music
-The Mirage Channel**

LATIN
-Brazilian Music
-Cumbia
-Flamenco Music
-Latin Contemporary
-Mariachi
-Rock en Espanol
 Salsa
 Tejano

INTERNATIONAL
-African Rhythms
-Caribbean Music
-Chinese Music
-Danish Hits
-Dutch Hits
-Euro Hits
-Flemish Music
-French Hits
-German Easy Listening
-German Folk Music
-German Oldies/Schlager
-German Rock
-Greek Music
-Hebrew Music
-Indian Music
-Irish Music
-Italian Hits
-Japanese Music
-Norwegian Music
-Oriental/Eastern Mediterranean
-Quebec Hits
-Quebec Pop/Rock
-Quebec Soft Hits
 Reggae
-Traditional Italian
-Turkish Music
-U.K. Hits
-World Beat

-  Expanded formats available only on DBS service

** The Mirage Channel is for the exclusive use of Mirage Resorts Incorporated

     DMX Inc. seeks consumer feedback on DMX programming to help determine when to add or change formats to meet the ever changing tastes of its listeners. DMX Inc. uses an 800 number for DMX subscribers to call as a means of gathering customer's suggestions, addressing technical problems or complaints and at the same time providing DMX Inc. with demographic and subscriber preference information.

     DMX Inc. programs its music using an in-house programming staff. This staff is responsible for music research, on-going acquisition of new music material, programming, scheduling and interfacing with DMX Inc.'s studio operations where the DMX service is originated. DMX Inc. has developed a sophisticated system of programming, originating and distributing the DMX service. This process involves the use of certain software and hardware for selecting songs and encoding the music information into a data stream, which then is uplinked to DMX Inc.'s satellites for delivery to its cable affiliates and DBS customers. The same programming process is used in developing DMX-Disc custom four hour CDs, which are maintained in a library catalogue for replication and distribution to DMX Inc.'s DMX-Disc customers.

     DMX appeals to a wide variety of businesses by providing multiple music programs within each music format. To help DMX subscribers in selecting the appropriate music for their business, DMX for Business utilizes its Music Application Program (MAP(TM)). MAP assists DMX subscribers in analyzing their business image, demographics and desired energy level to create a custom music program to enhance the business' atmosphere, making it simple to tailor the audio atmosphere of any business.

     In conjunction with the launch of DMX on a Ku-Band satellite, DMX Inc. expanded its DMX programming from the 30 formats available by cable to a 120 channel capacity DBS system. There are currently 96 channels available for commercial subscribers and DMX Inc. plans to continue expanding its music line-up. DMX Inc. believes this will further enhance the appeal of DMX by offering greater choice and flexibility to commercial subscribers. As part of the DMX programming process, the programming staff constantly reviews and modifies the programming line-up to meet the needs of its commercial subscribers.

MARKETING.

     DMX Inc.'s marketing strategy is to create and implement marketing and promotional programs that establish DMX as the branded name and recognizable leader in digital music services. This is being accomplished through the development and deployment of training, sales management, and sales support programs; business-to-business marketing programs; and the development of a unique multimedia network of digital business communication services through strategic sales and marketing alliances with some of the world's most recognized companies.

     DMX Inc.'s affiliate marketing focus is to support cable operators and other DMX distributors by providing creative and integrated marketing campaigns and music consulting advice. DMX Inc. has developed various marketing campaigns, in addition to ongoing special promotions, to assist cable operators with the acquisition and retention of DMX subscribers.

     A typical acquisition program's target marketing materials include such items as newspaper and cable guide advertising; point of purchase materials; demonstration units; direct mail inserts; training programs for affiliate customer service representatives; specialty holiday promotion materials; and press releases and assistance with public relations events. Retention materials include: a listener's guide to promote product understanding; a DMXODJ(R) program guide explaining the use of the DMXODJ and format description.

     DMX for Business marketing programs include: sales literature, trade advertising, participation in local trade shows, and direct mail. Within National Accounts and O&O, the Commercial Divisions' marketing programs include attendance at national trade shows, trade advertising, and direct sales through presentations, demonstrations and trials of DMX for Business. DMX also has marketing relationships with: Bose Corporation, one of the world's leading manufacturers of consumer and professional packaged sound systems and loudspeaker products; AT&T Tridom for VSAT data and video network applications; and Audiocom, one of the nation's leading providers of customized business messaging, for message production services. All of these relationships form a powerful alliance for the delivery of multimedia services to the commercial marketplace and have validated DMX as a premiere digital music service in the commercial market. In addition, the sales and marketing teams of each organization have increased DMX's market presence and brand identification and have added reciprocal value to each other through the distribution of these packaged services.

TECHNOLOGY.

     DMX Inc. has rights to use the technology used in the origination, distribution and reception of DMX via cable, DBS, and DMX-Disc. Affiliated cable operators use special equipment designed to receive the DMX signal and then deliver it over the existing cable network to cable subscribers in the affiliated operator's system. Each subscriber (other than there receiving DMX via Digital Distribution) must be equipped with a special DMX cable tuner (the "DM-2000" tuner), which is designed to connect to the existing coaxial cable used for other cable programming services and to any commercial stereo system using industry standard audio jacks. Subscribers receiving DMX via direct broadcast satellite must be equipped with a small satellite dish antenna and a DMX DBS receiver (the "DR-200" receiver), which like the DM-2000 tuner connects directly to any stereo system. Either tuner allows the subscriber to select any of the available formats at any time. The tuner can be controlled manually, or by a hand held remote control device. One such remote control device, the DMXODJ(R), compatible with both tuners, provides the subscriber with complete programming information about any song being heard on DMX. The information is shown in a display window on the DMXODJ using a liquid crystal display. Programming information provided includes: song title, artist, composer, album title, record company label, DMX identification number and chart position, if any. A basic remote control is also available which controls the necessary functions on each tuner, but does not include the display of programming information.

     DMX is transmitted using multiple distribution technologies based on various compression algorithms which allow the signal to be delivered to the subscriber in CD quality fidelity. These compression technologies are known as SuperSound, AC-3 and MUSICAM. The SuperSound scheme is currently used for U.S. cable transmission and was also used for European cable transmission. AC-3 is currently used for U.S. DBS transmission. MUSICAM was used for European DTH transmission and could ultimately replace SuperSound for European cable transmission. DMX Inc. expects to be in a position to offer the U.S. Cable operators currently using SuperSound the option of migrating to AC-3 or MUSICAM, based on the standard adopted for the U.S. market as digital compression technology becomes widely-used.

RESEARCH & DEVELOPMENT.

     DMX Inc. views its research and development efforts as a key component of maintaining its leadership position in digital audio. In order to keep its technology at the forefront and to deliver DMX using multiple distribution paths, DMX Inc. is continuing research and development activities which include refinements to its residential and commercial DBS technology and the development of AC-3 and MUSICAM compression compatible technology for use in distribution of its cable delivered signal.

     An example of recent Research and Development efforts was the design and testing of the DMX Adnet Storecasting system as well as the development of the "What's on DMX" addition to DMX Inc.'s web page. In addition, DMX Inc. will continue to develop enhancements to the DMX service and other upgrades to its technology as may be required. DMX Inc. is currently testing its audio encoding for compatibility with HITS, and has been through a series of technology revisions since testing commenced in August 1996. The audio signal is Dolby AC-3 encoded under the M-Peg transmission technology, to be compatible with the General Instrument digital boxes being used with HITS. The current DMXODJ is in the process of being redesigned as the existing remote does not work with the new digital boxes.

SATELLITES.

     C-Band Transmission. DMX Inc. sub-leases space on a U.S. domestic communications satellite known as Satcom C-3, Transponder 24. The sub-lease was entered into in December 1992 with a subsidiary of TCI, Western Tele-Communications, Inc. ("WTCI"), which in turn has leased the satellite transponder from GE American Communications, Inc. DMX Inc. began using the satellite in Spring 1993. This satellite is used by other cable industry program providers and its signal can be received by most U.S. cable operators. The satellite areas of coverage include Hawaii, Alaska, Mexico and Central and Northern South America.

     Ku-Band Transmission. In March 1996 DMX completed the signal migration from the AT&T Telstar 401 satellite to the Loral Telstar 4 satellite, formerly known as the AT&T 402R satellite. The satellite sub-lease was entered into in May 1994 with WTCI, which in turn has leased the satellite transponder service operated by Loral.

     Although there has never been sustained interruption of DMX Inc.'s signals due to transponder failure or satellite unavailability, failure or loss, no assurance can be given that such event will not occur in the future. If such an event were to occur or if WTCI were unable to provide transponder services to DMX Inc., DMX Inc. would have to seek alternative transponder or satellite facilities. However, alternative facilities may not be available on a timely or cost-effective basis and may require the expense of repositioning each DBS subscriber's satellite dish in order to receive signals from another satellite. Any one or more of these events would require DMX Inc. to incur additional expenditures and could degrade DMX Inc.'s ability to serve its customer base and have may have a material adverse effect on DMX Inc.'s financial condition and results of operations. If DMX Inc. is required to enter into new transponder lease agreements, no assurance can be given that it will be able to do so on terms as favorable as those in its current agreements with WTCI.

MUSIC RIGHTS.

     DMX Inc. has entered into agreements or is operating under interim agreements with the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music Inc. ("BMI"), and SESAC. The agreements provide for performance royalties to be paid by DMX Inc. for all music played on DMX in the United States.

     DMX Inc.'s agreement with ASCAP for commercial distribution was previously governed by an interim industry wide agreement. A final form of the agreement covering commercial distribution was finalized in 1995. DMX Inc. signed that agreement and thus effected a new agreement term through May 1999. The residential agreement with ASCAP is currently governed by an interim, industry wide agreement which will remain in effect until such time as new industry rates are determined. During 1995, DMX Inc. entered into a new residential agreement with BMI, with a term extending through September 30, 1999. DMX Inc.'s agreement with BMI for commercial distribution has expired, and DMX Inc. is currently operating under a month-to-month extension. DMX is part of an industry-wide negotiating group currently discussing renewal terms, and expects this to be finalized in the near future. DMX Inc.'s agreements with SESAC for residential and commercial distribution both expired in June 1997. Certain of the agreements that are being negotiated on an industrywide basis over new rate structures may require retroactive rate increases. DMX Inc. has continued to accrue royalties that are under negotiations based on its best estimates, after consultation with legal counsel and consideration of the terms and rates of the expired contracts.

     DMX Inc. is currently involved in an arbitration with the Recording Industry Association of America regarding royalty rates which will be payable to the sound recordings owners pursuant to the Digital Performance Right in Sound Recordings Act of 1995 (see "Business -- Copyright and Royalty Provisions").

COMPETITION.

     Digital audio services compete for consumers' time and discretionary income that is spent on other sources of entertainment, such as radio, other pre-recorded music services, on-air television, basic and premium television services, and in-home video and audio systems. Competition for cable system relationships to increase distribution is based primarily on the relative quality and quantity of programming, financial strength, quality of marketing to attract and retain subscribers, technical reliability and performance and the overall cost of the services to affiliated distributors taking into account the purchase cost of the hardware, the operating cost of the technology and the monthly license fees.

     DMX Inc. currently has one main competitor in the residential marketplace, Music Choice, formerly known as Digital Cable Radio, a digital audio service similar to DMX. DMX Inc. principally competes for third party cable and DBS affiliations with Music Choice. Once a decision is made to affiliate with a digital audio provider, a substantial capital investment must be made in cable system headend receiving equipment and individual subscriber tuners and remote controls which are unique to that digital audio provider's service. In addition, the channel capacity of many cable systems might not permit the systems to carry two digital audio services. In addition, most of DMX Inc.'s affiliation agreements prohibit a distributor from offering a competitive music service. Therefore, DMX Inc. believes it is unlikely that a cable operator or other affiliated distributor would introduce a competitive digital audio service and, to date, none has done so. As a result, DMX Inc. does not directly compete with Music Choice for subscribers once an affiliation agreement is signed.

     In the direct-to-home residential DBS marketplace, DMX is carried on the PRIMESTAR networks. Music Choice is carried on DirecTV. Muzak, one of DMX Inc.'s competitors in the commercial marketplace, secured residential DBS distribution with Echostar Communication Corporation's DISH Network. DMX Inc. entered into an agreement with Sky-LA and DMX is currently being offered in Mexico and Latin America.

     DMX Inc. also has competition in the commercial marketplace from other pre-programmed business music providers, such as Muzak and AEI. However, the distribution technology and the quality and quantity of music programming is significantly different. As an example, Muzak does not offer cable distribution and only has 16 channels on its standard analog DBS system. Although Muzak does have 30 channels on the Echostar DISH Network, that service does not provide the management control functions required by the commercial marketplace. AEI only offers 6 channels from its analog DBS service. Also, all other competitors offer fewer music programming options, compared to DMX's 96 options available on DBS. DMX for Business is competitively priced with other business music services.

     DMX-Disc, DMX Inc.'s CD technology, provides an additional distribution method to better compete in situations which require an on-premise music service solution. This technology is superior to the tape programs offered by AEI and Muzak, and the only competitor to offer a similar product is AEI which also offers an on-premise CD system.

REGULATION.

     DMX Inc.'s operations generally are not of a type subject to regulation by any government agency other than the routine regulations applicable to any business. Although programming providers, such as DMX Inc., are not directly regulated by the Federal Communications Commission ("FCC"), the operations of cable television and satellite distribution systems are subject to the Telecommunications Act of 1996 (the "Telecommunications Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"), the Communications Act of 1934, as amended, and the Cable Communications Policy Act of 1984, as amended (the "Cable Act"), and to regulation thereunder by the FCC.

     The FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services and to some extent the programming services themselves. Cable television systems are also regulated by municipalities or other state and local government authorities. Municipalities generally have the jurisdiction to grant and to review the transfer of franchises, to review rates charged to subscribers, and to require public, educational, governmental or leased-access channels, except to the extent that such jurisdiction is preempted by federal law. Any such rate regulation or other franchise conditions could place downward pressure on subscriber fees earned by the providers of cable television programming, and such regulatory carriage requirements could adversely affect the number of channels available to carry such programming.

     The 1992 Cable Act directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multichannel video program distributors (including cable operators) and programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator which has an attributable interest in a programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing video technologies such as MMDS and DBS services on terms and conditions that do not unfairly discriminate among such technologies. The 1996 Telecom Act has extended this requirement to programming services in which telephone companies and other common carriers have attributable ownership interests.

     Any laws or regulations that adversely affect satellite or transmission services, copyright or royalty agreements, or which would have an adverse effect on the growth of the cable television and satellite industries may also have an adverse effect on DMX Inc.

     DMX Inc. believes certain revisions to the Communications Act of 1934 promulgated under the more recent legislative acts set forth above undoubtedly will have an effect on cable television. The Telecommunications Act removes regulatory restrictions which for years have kept the cable, telephone, long distance and broadcast industries segregated. The reforms also provide for removal of the price controls on cable television rates within three years of enactment. It is still unclear if the changes made will significantly affect programmers, such as DMX Inc.

  Program Access and Carriage Agreements.

     Program Access and Carriage Agreement provisions in the 1992 Act designed to protect programmers, and ultimately consumers, from discriminatory practices by cable system operators, affect programmers such as DMX Inc. For example, cable operators are prohibited from requiring or coercing programmers to give them exclusive carriage agreements, unfair pricing or financial interests in the programming company in exchange for carrying a particular programming services. While these provisions generally benefit DMX Inc. by guaranteeing it access to a broader market, the MSOs with which DMX Inc. has affiliation agreements, and which have ownership interests in DMX Inc., are also subject to these provisions and may not discriminate against other programmers for the benefit of DMX Inc.

     In the 103rd and 104th Congress, legislation was introduced which would repeal the program access requirements of the 1992 Act; however, those efforts have been unsuccessful to date and any future action is uncertain.

  Copyright and Royalty Provisions.

     On November 1, 1995, President Clinton signed into law Senate Bill 227, the Digital Performance Right in Sound Recordings Act of 1995 ("1995 Act"). The law amends U.S. copyright law to provide sound recording owners with an exclusive performance right in sound recordings that are performed by means of subscription service digital transmissions. The legislation was drafted to protect performers and copyright owners in sound recordings, who were potentially disadvantaged by the birth of the digital subscription services.

     The 1995 Act establishes a new right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings. The 1995 Act provides a compulsory license for non-interactive subscription services, but does not provide a compulsory license for interactive services which allow the listener to select performance of a musical piece based on a menu or schedule. As a general matter, the digital performance right does not apply to traditional radio and TV broadcasts, background music services such as MUZAK, or to music transmitted at restaurants, department stores, hotels or amusement parks in the traditional manner.

     An arbitration proceeding relating to residential digital music distribution is pending before the United States Copyright Office. The purpose of the proceeding is to determine the statutory license royalty rate to be paid under the 1995 Act by DMX Inc. (and other digital music residential subscription services) on services transmitted to non-business subscribers. The proceeding commenced August 2, 1996. The royalty rate would be retroactive to February 1996, and accordingly, DMX Inc. has been accruing 3% of residential subscriber fee revenue since such date. Royalty rates of 0.5% by Muzak L.P., 1.25% by DMX Inc., 2% by Digital Cable Radio Associates, and 41.5% by the Recording Industry Association of America have been proposed to the arbitrators. The results of the arbitration could have an adverse effect on DMX Inc. if DMX Inc. is required to pay a higher license royalty rate than the rate at which DMX Inc. has been accruing.

     DMX Inc. is not aware of any new legislation that may be introduced in 1997 which would adversely impact its business. Any other changes in U.S. law or regulations which would impose new or higher royalty fees, or cause compliance with copyright and royalty regulations to be more burdensome, could have a material adverse effect on DMX Inc.

TRADEMARKS.

     DMX Inc. has filed for worldwide trademark registration (including DMX, Digital Music Express, DMX for Business, DMXODJ and, through its joint venture with Jones, Superaudio). DMX Inc. believes that its trademarks are valuable properties and intends to defend them vigorously.

     Under DMX Inc.'s agreements with XTRA, the European company will have the right to use DMX Inc.'s trademarks for two years (See "Business -- General Development of Business".)

PERSONNEL.

     As of June 30, 1997, DMX Inc. had 125 full-time employees, 33 of whom were engaged in administration, 58 in sales and marketing, 31 in studio and programming and 3 in engineering. DMX Inc.'s employees are not covered by any collective bargaining agreement, and DMX Inc. considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.

     TCI Music's, the successor Registrant, principal executive offices are located at 8101 East Prentice Avenue, Suite 500, Englewood, Colorado 80111.

     DMX Inc.'s corporate offices are located at 11400 West Olympic Boulevard, Suite 1100 and Suite 1400, Los Angeles, California 90064-1507. The five year lease agreement expires in September 2001 and contains a five year renewal option. The premises are approximately 26,505 square feet and the monthly rental rate is approximately $49,700 which is subject to certain cost of living adjustments and pro rata property taxes.

     DMX Inc. maintained a regional sales and marketing office in New York City, located at 342 Madison Avenue, Suite 902, New York, New York 10173-0002. The New York regional office occupied approximately 2,500 square feet and the monthly rental rate was approximately $4,500. The office was closed in June 1997.

     DMX Inc. leases studio facilities in Colorado for the origination and uplinking of the DMX service. The studio is located at the facilities of National Digital Television Center, Inc. a subsidiary of TCI ("NDTC"), at 4100 East Dry Creek Road, Littleton, Colorado 80122. The six year lease agreement with NDTC, that expires on the last day of February 2000, has an automatic one year renewal and is subject to DMX Inc.'s right to terminate the origination and uplinking services at any time with 60 days prior notice and upon payment of early termination fees. NDTC charges DMX Inc. approximately $6,700 for space rental. In addition, NDTC has provided a capital lease for studio equipment at the facility which totaled up to $2.2 million with interest at 9.5%. The outstanding balance of the lease obligation at June 30, 1997 was $1,386,000.

     DMX Inc. leased engineering facilities in Southern California located at 3551 Voyager Street, Suites 104 D and F, Torrance, California 90503. These facilities contained approximately 4,400 square feet and the monthly rental was $3,400. The office was closed in June 1997.

     DMX Inc. maintains a regional sales office in Schaumberg, Illinois located at 2300 North Barrington Road, Suite 555, Schaumberg, Illinois 60195. The office is approximately 1,062 square feet and the monthly rental rate is approximately $1,800. The five year lease expires in January 2001.

     DMX Inc. maintains a regional sales office and its DMX-Disc operations in Seattle, located at 1417 Fourth Avenue, Suite 800, Seattle, Washington 98101. The office is approximately 2,400 square feet and the monthly rental rate is approximately $2,600. The five year lease expires in September 2001.

     DMX Inc. maintains its Southern California O&O sales office in Irvine, located at 15235 Alton Parkway, Suite 100, Irvine, California 92618. The office is approximately 4,280 square feet and the monthly rental rate is approximately $3,200. The four year lease expires in July 1999.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time DMX Inc. may be a party to legal actions arising in the ordinary course of business, including claims by former employees. Although some of these actions could be expected to involve claims for substantial amounts, except as set forth in the next paragraph, DMX Inc. does not believe that any currently pending litigation to which it is a party will have a materially adverse effect on its financial condition or results of operations.

     On September 8, 1996, a purported class action lawsuit entitled Brickell Partners v. Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman, Bhaskar Menon, DMX Inc., and Tele-Communications, Inc. (Civil Action No. 15206) was filed in the Delaware Chancery Court alleging, among other things, that the proposed acquisition of DMX Inc. by TCI is wrongful, unfair and harmful to DMX Inc.'s public stockholders and seeking to enjoin the consummation of the Merger. DMX Inc. believes that this action is without merit and intends to defend it vigorously.

     On July 23, 1997, Jeri L. Amstutz, a former employee of DMX Inc., filed a complaint in Superior Court of California, County of Los Angeles, Jeri L. Amstutz v. DMX Inc., Otis Smith, Jerold Rubinstein and Does 1 to 100. The plaintiff alleges certain wrongful employment practices. The plaintiff seeks compensatory damages for lost wages and benefits, foreseeable consequential and incidental damages in an unspecified amount, as well a attorneys' fees, costs and prejudgment interest. The plaintiff also seeks punitive damages and damages for emotional distress (and similar harm) in unspecified amounts which the plaintiff claims to believe will exceed $2,000,000.

     On July 23, 1997, Marnie Tenden, a former employee of DMX Inc., filed a complaint in Superior Court of California, County of Los Angeles, Marnie Tenden
v. DMX Inc., Otis Smith, Jerold Rubinstein and Does 1 to 100, which alleges sex discrimination and retaliatory harassment. The plaintiff seeks compensatory damages for lost wages and benefits, foreseeable consequential and incidental damages, as well as attorneys' fees, costs and prejudgment interest. The plaintiff also seeks punitive damages and damages for emotional distress (and similar harm) in unspecified amounts which the plaintiff claims to believe will exceed $500,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of DMX Inc.'s security holders during the third quarter of DMX Inc.'s nine months ended June 30, 1997. However, on July 11, 1997, a special meeting of the shareholders was held to vote upon the approval and adoption of the Agreement and Plan of Merger, dated as of February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997, among DMX Inc., TCI, TCI Music and TCI Merger Sub, pursuant to which TCI Merger Sub was merged with and into DMX Inc. with DMX Inc. as the surviving Corporation. (See "Business -- General Development of Business".)

     There were 48,192,420 shares represented by properly executed proxies out of 59,586,594 shares outstanding and entitled to vote; of which 48,114,895 shares voted in favor, 58,550 shares voted against and 18,975 shares abstained. There were no broker non-votes with respect to this proposal.

                                    PART II

ITEM 5.MARKET FOR DMX INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     DMX Inc.'s Common Stock was quoted on the OTC Bulletin Board from April 8, 1997 to July 11, 1997. From May 28, 1996 to April 8, 1997, the DMX Common Stock was quoted in the Nasdaq SmallCap Market under the symbol "TUNE". Until May 28, 1996, the DMX Common Stock was traded on the Nasdaq National Market System.

     The following table sets forth the range of high and low sales prices of DMX Common Stock for the periods indicated:

                       QUARTER ENDED                          HIGH        LOW
                       -------------                          -----      -----
December, 1994..............................................  3.000      1.500
March, 1995.................................................  4.000      2.438
June, 1995..................................................  3.375      2.000
September, 1995.............................................  3.313      2.125
December, 1995..............................................  3.000      2.125
March, 1996.................................................  2.875      1.750
June, 1996..................................................  2.250      0.813
September, 1996.............................................  1.938      0.563
December, 1996..............................................  1.938      0.813
March, 1997.................................................  1.183      0.969
June, 1997..................................................  1.780      1.680

     On June 30, 1997, the closing price reported by Nasdaq was $1.74. As of June 30, 1997 there were 418 Stockholders of record of DMX Inc. with approximately 35.3% of the shares held in "street name."

DIVIDENDS.

     No dividends have been paid by DMX Inc. as of June 30, 1997.

ITEM 6. SELECTED FINANCIAL DATA.

     The following is a summary of selected financial data. See the financial statements included herein for more detailed information.

                                    NINE MONTHS
                                       ENDED                    FISCAL YEAR ENDED SEPTEMBER 30,
                                   -------------   ---------------------------------------------------------
                                   JUNE 30, 1997       1996           1995           1994           1993
                                   -------------   ------------   ------------   ------------   ------------
INCOME STATEMENT DATA
Revenue..........................  $ 16,594,278    $ 17,326,603   $ 12,773,384   $  9,377,059   $  4,792,527
Operating, selling, general and
  administrative expenses........    27,438,525      30,459,586     22,166,898     20,558,849     17,726,103
Depreciation and amortization....     1,789,024       1,883,415      1,341,775      1,065,666        790,229
Loss on disposal of DMX-
  Europe N.V.....................     1,737,554       7,153,278             --             --             --
                                   ------------    ------------   ------------   ------------   ------------
Net operating loss...............   (14,370,825)    (22,169,676)   (10,735,289)   (12,247,456)   (13,723,805)
Equity earnings in Galactic/
  TEMPO..........................       203,436         197,227        306,640        223,852        143,622
Equity loss in DMX-Europe N.V....            --     (11,853,686)   (13,271,599)    (4,746,239)    (3,553,932)
Interest income (expense), net...      (397,409)       (188,507)        73,540         38,168         85,943
Other income (expense), net......      (142,946)        159,865        547,179        226,461        640,197
                                   ------------    ------------   ------------   ------------   ------------
Net loss.........................  $(14,707,744)   $(33,854,777)  $(23,079,529)  $(16,505,214)  $(16,407,975)
                                   ============    ============   ============   ============   ============
Loss per share...................  $      (0.25)   $      (0.68)  $      (0.60)  $      (0.48)  $      (0.52)
                                   ============    ============   ============   ============   ============
BALANCE SHEET DATA
  (AT END OF YEAR)
Current assets...................  $  6,186,452    $  7,719,069   $ 12,122,658   $  9,650,493   $  3,102,741
Investments in Galactic/TEMPO
  Sound Partnership..............       557,592         504,156        456,929        450,289        476,448
Goodwill, net of accumulated
  amortization...................            --       4,535,658             --             --         15,459
Other assets, net of accumulated
  depreciation...................       109,678          99,148        166,419         55,169         54,000
Property and equipment, net of
  accumulated depreciation.......     4,132,173       5,893,988      4,336,378      4,443,995      3,225,093
                                   ------------    ------------   ------------   ------------   ------------
Total assets.....................  $ 10,985,895    $ 18,752,019   $ 17,082,384   $ 14,599,946   $  6,873,741
                                   ============    ============   ============   ============   ============
Current liabilities..............  $ 22,599,513    $ 16,636,107   $  3,250,042   $  3,405,082   $  3,714,835
Royalty payable..................     1,773,275       1,773,275      1,251,983        713,421        267,770
Deferred revenue.................       308,895         295,461        376,395        418,540             --
Capital lease obligation.........       821,548       1,401,426      1,446,085      1,502,990             --
Notes payable....................     1,784,889              --             --        201,090        382,545
Investment in and advances to
  DMX-Europe N.V.................            --              --     15,886,116      8,175,171      3,428,932
                                   ------------    ------------   ------------   ------------   ------------
Total liabilities................    27,288,120      20,106,269     22,210,621     14,416,294      7,794,082
Net stockholders' (deficit)
  equity.........................   (16,302,225)     (1,354,250)    (5,128,237)       183,652       (920,341)
                                   ------------    ------------   ------------   ------------   ------------
Total liabilities and
  stockholders'
  equity.........................  $ 10,985,895    $ 18,752,019   $ 17,082,384   $ 14,599,946   $  6,873,741
                                   ============    ============   ============   ============   ============

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

  Revenue DMX Inc.

     Total revenues, exclusive of revenue from DMX-Europe N.V., for the nine months ended June 30, 1997 increased to $14.4 million from $12 million for the nine months ended June 30, 1996. The $2.4 million or 20% increase was primarily attributed to: (i) continued growth in commercial subscriber fee revenue as a result of increased sales and marketing activity in the affiliate sales, national accounts, and O&O groups; (ii) continued growth in PRIMESTAR residential subscriber fees; and (iii) increased other revenue representing equipment sales and lease revenue related to the growth and increased sales and marketing activity of the commercial sales group.

     Commercial subscriber fees represented approximately 44% as compared to 34% of total subscriber fee revenue for the nine months ended June 30, 1997 and 1996, respectively. Residential subscriber fees represented approximately 56% and 66% of total subscriber fee revenue for the nine months ended June 30, 1997, and 1996, respectively. Subscriber fee revenue from TCI and its affiliates represented approximately 50% and 57% of total subscriber fees, for the nine months ended June 30, 1997 and 1996, respectively.

     Total revenues, exclusive of revenue from DMX-Europe N.V., for the fiscal year ended September 30, 1996 increased to $16.5 million from $12.8 million for the fiscal year ended September 30, 1995. The $3.7 million or 29% increase was primarily attributed to: (i) increased residential subscriber fees resulting from the launch of DMX on PRIMESTAR in the first fiscal quarter of 1996 (this added source of revenue did not exist in the prior year); (ii) continued growth in commercial subscriber fee revenue as a result of increased sales and marketing activity in the affiliate sales, national accounts, and O&O groups; and (iii) increased other revenue representing equipment sales and lease revenue related to the growth and increased sales and marketing activity of the commercial sales group. In June, 1994, DMX Inc. launched on the Ku-Band satellite which enabled DMX for Business to gain access to nearly 100% of the business marketplace in the United States. Concurrent with this launch, DMX Inc.'s commercial division implemented its national accounts sales program, and in May 1995 launched its first O&O sales group in the Southern California business market.

     Commercial subscriber fees represented approximately 36% as compared to 31% of total subscriber fee revenue for the fiscal years ended September 30, 1996 and 1995, respectively. Residential subscriber fees represented approximately 64% and 69% of total subscriber fee revenue for the fiscal years ended September 30, 1996, and 1995, respectively. Subscriber fee revenue from TCI and its affiliates represented approximately 55% and 61% of total subscriber fees, for the years ended September 30, 1996 and 1995, respectively.

     Cable operators have recently begun to launch a new method of distributing video and other programming using digital compression technology. The technology enables TCI and each other participating cable operator to increase their program offerings and create new packages that could include, if they so choose, DMX music services as part of a package of video and music services.

     The launch of digital compression technology has the potential to provide an additional distribution market for DMX music services if cable operators utilizing Digital Distribution, such as TCI, elect to offer DMX music services as part of one or more digital video programming packages, thereby capturing as subscribers customers who might not otherwise elect to subscribe to DMX music services on an a la carte basis. However, the launch of and the transition to Digital Distribution may also have the effect of materially reducing residential subscriber fee revenues as a result of the expected change from the a la carte fee structure currently in effect.

     DMX Inc. expects that license fees paid by cable operators for Digital Distribution that include DMX music services in their digital packages will be much lower than the a la carte fees now paid under affiliation agreements currently in effect. While a substantial increase in the overall number of residential subscribers purchasing digital packages that include DMX music services could result in revenues equal to or exceeding the revenues from residential subscribers currently electing to purchase DMX services for a separate a la carte fee, such a result depends on a number of factors over which TCI Music has no control, including whether cable operators elect to include DMX music services as part of their digital packages, the acceptance by consumers of the digital products and whether those electing to purchase the digital packages are already DMX subscribers. Neither TCI Music nor DMX Inc. can predict the number of DMX residential subscribers that will elect to receive a digital package that includes DMX when it is offered. Accordingly, DMX Inc. and TCI Music's revenue could be materially adversely affected.

     General and Administrative Expenses.

     General and administrative expenses increased to $5.3 million for the nine months ended June 30, 1997 from $3.9 million for the nine months ended June 30, 1996. The net increase of $1.4 million or 36% was primarily attributed to increased legal expenses of $978,000 due to issues related to the possible restructure of DMX-E and the Merger with TCI Music a provision for bad debts of $810,000; and reduced by decreased salaries expense of $422,000 due to a performance bonus that was paid to Mr. Rubinstein, the Chairman of DMX Inc. in the first quarter of the 1996 fiscal year and two executives and other staff leaving DMX Inc. in the latter half of the 1996 fiscal year; increased rent expense of $158,000 as DMX Inc. expanded its office premises in the Spring of 1996; and decreased public and shareholder relations expenses of $129,000 as the Merger transaction was first announced in September 1996 and activities related to those activities were curtailed.

     General and administrative expenses increased to $5.8 million for the fiscal year ended September 30, 1996 from $5.5 million for 1995. The $291,000 net increase was primarily attributed to net increases in personnel cost of $290,000 which included an increased performance bonus paid to Mr. Rubinstein, a reclassification of a certain executive's compensation from sales and marketing to general and administrative, and increases due to additional staff which all occurred in the first half of the fiscal year and was partially offset by decreases in salaries because of an executive officer and other staff leaving DMX Inc. in the second half of the fiscal year. Other net changes in general and administrative expenses included increased legal fees of $161,000 and increased printing and investor materials of $100,000 due to the DMX-E merger and special shareholders meeting regarding such merger and other business development activities; partially offset by a reduction in occupancy expense of $77,000 which resulted from the negotiation of more favorable lease terms; decreased consultant fee expense of $74,000; decreased other shareholder relations expense of $63,000 and decreased public relations expense of $26,000.

     Sales and Marketing Expenses.

     Sales and marketing expense decreased to $5.3 million for the nine months ended June 30, 1997 from $6.7 million for the nine months ended June 30, 1996. The $1.4 million or 21% decrease was attributed to a decrease in the Scientific Atlanta royalty expense of $422,000 as the manufacture, distribution and servicing agreement with Scientific Atlanta, Inc. terminated in August 1996; a decrease in net installation cost of $66,000 for commercial accounts as DMX Inc. typically recoups the cost of installations; decreased warranty service expense of $112,000; and decreases in marketing and advertising expenses of $224,000, trade shows and conferences of $170,000, travel and entertainment of $151,000, and office and other expenses of due to DMX Inc.'s effort to reduce overhead expenses.

     Sales and marketing expense increased to $8.6 million for the fiscal year ended September 30, 1996 from $7.4 million for 1995. The $1.2 million or 16% increase included an increase of $477,000 in salaries and commissions resulting from increased sales and marketing activities of DMX Inc.'s commercial division, which added sales and support staff for the national account sales program and the O&O group. Other sales and marketing expense increases primarily represented increased office, rent and telephone of $221,000 related to the commercial division expansion; increased travel and entertainment and convention and conferences totaling $363,000, reflecting growth in the sales force and direct marketing activities for both the residential and commercial divisions, including DMX Inc.'s contribution and marketing activities related to the 1996 Summer Olympics.

     Studio and Programming Expenses.

     Studio and programming expense increased to $7.5 million for the nine months ended June 30, 1997 from $6.6 million for the nine months ended June 30, 1996. The net increase of $932,000 or 14% increase was primarily attributed to increased music rights expense of $765,000 commensurate with the growth in subscribers and fee revenue and $334,000 relating to programming expenses incurred on behalf of DMX-E for the nine months ended June 30, 1997. Prior to the consolidation of DMX-E financial statements with DMX Inc.'s, these expenses were charged to DMX-E; however, the benefit of DMX-E's reimbursement has been eliminated in the consolidated financial statements for the nine months ended June 30, 1997. These increases were offset by decreased satellite and uplinking expense of $275,000 due to the double illumination cost as DMX Inc. migrated from the AT&T Telstar 401 Ku-Band satellite to the Loral Telstar 4 satellite, formerly known as the AT&T Telstar 402R Ku-Band in 1996.

     Studio and programming expense increased to $9.0 million for the fiscal year ended September 30, 1996 from $7.8 million for 1995 The $1.2 million or 15% increase represented increased music rights expense of $776,000 commensurate with the growth in subscribers and fee revenue; increased uplink and satellite cost of $156,000, representing the cost of double illumination as DMX Inc. migrated from the AT&T Telstar 401 Ku-Band satellite to the AT&T Telstar 402R Ku-Band satellite in the second quarter of the fiscal year. The remainder of the net increase of $231,000 represented increased salaries, program consultant expenses and the direct costs related to DMX Inc.'s increase in music formats from approximately 69 to over 90 over the last year and DMX-Disc production cost incurred to establish the new on-premise DMX-Disc product line.

     Research and Development Expenses.

     Research and development expenses included costs incurred for the ongoing development of new technologies and refinements of existing technology used in the distribution of DMX both in the U.S. and in Europe including the DTH technology developed for DMX-E's launch on the ASTRA satellite in 1995. Overhead and project development costs of the engineering department were allocated on a shared benefit basis with DMX-E in previous years.

     Research and development expense was $630,000 for the nine months ended June 30, 1997 as compared to $588,000 for the nine months ended June 30, 1996. The increase was primarily related to the severance and cost related to the close of the engineering office on June 30, 1997.

     Research and development expense of $778,000 for the fiscal year ended September 30, 1996 remained comparable with the prior year's expense of $725,000 as the infrastructure for both DMX Inc. and DMX-E had been established and new development of major projects was curtailed.

     Stock Bonus and Options Compensation.

     Stock bonus and option compensation expense decreased to $137,000 for the nine months ended June 30, 1997 from $412,000 for nine months ended June 30, 1996 as the expiration date of the grant was December 31, 1996. The expense related to the extension of the exercise date to December 31, 1996 on options to purchase 350,000 shares of common stock granted to Mr. Rubinstein in October 1990.

  Operating Expenses -- DMX-E.

     DMX Inc. has not previously consolidated the operations of DMX-E and such amounts for 1996 represent the activities from acquisition date of May 17, 1996 through September 30, 1996. As discussed below, DMX-E ceased operations on July 1, 1997.

     Disposal of DMX-E.

     DMX-E NV and its subsidiary DMX-E UK, ceased operation on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-E NV, although inactive since July 1, 1997, is scheduled for liquidation proceedings to commence during the fourth calendar quarter of 1997.

     As a result of the DMX-E cessation of operations, the Definitive Agreements between DMX Inc.; Mr. Jerold H. Rubinstein, an individual; and XTRA were put into place whereby the termination certificate was executed in July 1997, which terminated the Stock Purchase Agreement dated December 18, 1996 that provided for the disposition of DMX-E to Mr. Jerold H. Rubinstein. Pursuant to the Definitive Agreements, DMX Inc. obtained a 10% interest in XTRA and the Channel Distribution Agreement was executed between XTRA and DMX Inc. The Channel Distribution Agreement provided XTRA an exclusive, five-year, royalty-free license to distribute the DMX music service in Europe, the former Soviet Union and in the Middle East and the right to use DMX Inc.'s trademarks for two years. The music service is currently not being distributed by XTRA as Mr. Jerold H. Rubinstein is seeking financial partners. At June 30, 1997 the loss on disposal of DMX-E of $1.7 million represented the write down of assets to their net realizable values.

     At September 30, 1996 the estimated loss on disposal of DMX-E was accounted for in DMX Inc.'s consolidated financial statements. The estimated loss on the disposal of DMX-E includes DMX Inc.'s net investment in these subsidiaries of $5.7 million and other obligations guaranteed by DMX Inc. of $1.4 million.

     The net loss from DMX-E operations decreased to $6.4 million for the nine months ended June 30, 1997 compared to $14 million for the nine months ended June 30, 1996. In the fourth quarter ended September 30, 1996, DMX Inc. ceased funding the operations of DMX-E. The net losses since that period were primarily related to accrued expenses for their uplink and satellite business and associated advertising and marketing commitments.

     The net loss from DMX-E operations increased to $16.8 million for the fiscal year ended September 30, 1996 from $13.3 million for 1995. The increase of $3.5 million was attributed to DMX Inc. recording 100% of DMX-E net loss for the fiscal year ended September 30, 1996 as compared to recording 100% of DMX-E loss for the fourth quarter of the fiscal year ended September 30, 1995 and 51% for the first three quarters of the fiscal year 1995. In the fiscal year ended September 30, 1995, DMX-E fully utilized all funds available under the $25 million credit facility provided by TCI Euromusic, Inc., an indirect affiliate of TCI. In the fourth quarter of the fiscal year ended September 30, 1995, DMX Inc. funded operating losses of DMX-E and accordingly the equity in loss of DMX-E included operating losses funded by DMX Inc. in excess of its guaranteed portion of the debt.

LIQUIDITY AND CAPITAL RESOURCES.

     The decrease in cash of $288,000 for the nine months ended June 30, 1997, was the net result of $2.5 million provided by financing activities and used to purchase equipment of $1.1 million, primarily related to the obtaining of commercial customers, $229,000 used to pay DMX Inc.'s capital lease obligation and approximately $1.5 million of cash used in operating activities.

     Historically DMX Inc. has used cash provided by financing activities to fund its operating and investing activities. With the discontinuance of the operations of DMX-E and the implementation of certain cost reduction measures, management believes that DMX Inc. will begin to generate cash from its operating activities on a prospective basis. However, there can be no assurances that DMX Inc.'s operating activities will in fact generate cash.

     DMX Inc. has borrowed $3.5 million from TCI pursuant to a February 6, 1996 loan agreement. The loan bears interest at an annual interest rate of 12.5% and is being paid in 34 monthly installments commencing on September 1, 1997. DMX Inc. presently has no plans to seek additional financing as it intends to primarily rely on funds provided by its parent, TCI Music.

     As more fully described under "Business -- General -- Development of Business," on July 11, 1997, DMX Inc. and TCI Music consummated a merger pursuant to which DMX Inc. became a wholly-owned subsidiary of TCI Music. In connection with the merger, TCI Music issued a $40 million promissory note payable to TCI. The promissory note is due and payable on the January 10, 1998 maturity date. TCI Music is seeking to obtain debt financing to fund the repayment of such promissory note and to provide TCI Music with working capital. No assurance can be given that such financing will be obtained on terms acceptable to TCI Music or that such financing will be obtained prior to the maturity date of the promissory note. Also in connection with the Merger, and pursuant to a Contribution Agreement between TCI and TCI Music, TCI will transfer to TCI Music among other things, the revenue it derives from its business of distributing services to DMX Inc.'s subscribers. During the two months ended August 31, 1997, TCI Music has received $3 million of revenue contributions from TCI. However, there can be no assurance that the revenues will continue at the current historical levels as the launch of and the transition to Digital Distribution may have the effect of materially reducing residential subscriber fee revenue as a result of the expected change from the a la carte fee structure currently in effect. (See "Business -- Business of DMX Inc. -- Residential Service" and "Management Discussion and Analysis -- Results of Operations -- Revenue DMX Inc.") TCI Music also anticipates that it will use the funds provided by the above-described source of liquidity to supplement the sources of liquidity of DMX Inc. and to satisfy other liquidity requirements, including those that may arise as the result of the proposed acquisition of The Box and Paradigm, as further described below.

     As further described under "Business -- General Development of Business," TCI Music has entered into separate agreement to merge with The Box and Paradigm. The consideration for the Box Merger is anticipated to be approximately $36 million and is to be satisfied by the issuance of Music Preferred Stock. The consideration for the Paradigm Merger is anticipated to be approximately $24 million of TCI Music Series A Common Stock and the assumption of debt or contribution in cable of approximately $5 million. Although there is no assurance, it is currently anticipated that the Box Merger and the Paradigm Merger will be consummated during the fourth quarter of 1997 or the first quarter of 1998.

     As described in notes 5 and 11 to DMX Inc.'s consolidated financial statements and in the disposal of DMX-E above, DMX-E has ceased operations on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-E NV, although inactive since July 1, 1997, is scheduled for liquidation proceedings to commence during the fourth calendar quarter of 1997. In such circumstances, claims may be filed under the guarantees. Such adjustments could have a material adverse effect upon the financial position and results of operations of DMX Inc.

  Inflation.

     Management believes that the effect of inflation has not been material to DMX Inc. However, inflation in the costs of personnel, marketing, programming or certain other operating expenses could significantly affect DMX Inc.'s future operations. Current economic conditions indicate a relatively low inflationary period and as a result, inflation is not expected to materially affect DMX Inc. in fiscal year 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K for DMX Inc.'s Consolidated Financial Statements, the notes thereto and Schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF DMX INC.

     DMX Inc.'s Certificate of Incorporation and Bylaws provide that the number of directors shall be determined from time to time by the Board of Directors but may not be less than three. The Board of Directors at June 30, 1997 was composed of seven members. The Bylaws further provide for the division of the directors into three classes of approximately equal size, with directors in each class elected for a three-year term and approximately one-third of the directors elected each year.

     None of the directors or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of DMX Inc. acting within their capacity as such. There are no family relationships among directors or executive officers of DMX Inc. as of the date hereof.

     The following table sets forth biographical information of the directors of DMX Inc.:

                                                                                                YEAR FIRST
                                                                                                  BECAME
                                              PRINCIPAL OCCUPATION OR EMPLOYMENT                DIRECTOR/
           DIRECTORS                        AND OCCUPATION FOR THE PAST FIVE YEARS             TERM EXPIRES
           ---------                        --------------------------------------             ------------
Kent Burkhart..................  Chairman of Burkhart/Douglas and Associates since 1973. He        1990(2)
  Born: July 22, 1934            is also President and a Director of Degree
                                 Communications.(1)
Donne F. Fisher................  Director of TCI Music effective January 1997. He has served       1996(2)
  Born: May 24, 1938             as a director of TCI since 1994 and a director of TCI
                                 Communications, Inc. ("TCIC") since 1980. Mr. Fisher was
                                 Executive Vice President and Treasurer of TCI from January
                                 1994 until January 1, 1996; served as Executive Vice
                                 President of TCIC from December 1991 to October 1994; and
                                 was previously Senior Vice President of TCIC since 1982 and
                                 Treasurer since 1970. Since January 1, 1996 he has provided consulting services to TCI. Mr. Fisher also serves as a
                                 director of General Communication, Inc. and United Video
                                 Satellite Group Inc.
Leo J. Hindery, Jr.............  Chairman of the Board of TCI Music effective January 1997.        1996(2)
  Born: October 31, 1947         He was appointed director of TCI in May 1997 and President and Chief Operating Officer of TCI effective March 1, 1997 and was appointed Director and President of TCIC in March
                                 1997. From 1988 to 1997 he was the managing general partner of InterMedia Partners and its affiliated entities.
                                 InterMedia Partners is a multi-system cable television
                                 operator.
Bhaskar Menon..................  Formerly Chairman and Chief Executive Officer of EMI Music        1991(2)
  Born: May 29, 1934             Worldwide from 1979 through July 1990; President and
                                 Chairman of the International Federation of the Phonographic
                                 Industry (IFPI) from 1989 through June 1991; private
                                 businessman since June 1991; Chairman of I.M.I. Incorporated since 1995.
Jerold H. Rubinstein...........  Chairman of the Board and Chief Executive Officer of DMX          1986(2)
  Born: July 7, 1938             Inc. since May 1986; Director of United Services Advisors,
                                 Inc. since 1989; Director of Spatializer Audio Laboratories,
                                 Inc. since 1992; Chairman of the Board of DMX-Europe since
                                 May 1993.
James R. Shaw, Sr..............  Founder, President and Chief Executive Officer of Shaw            1993(2)
  Born: August 14, 1934          Communications Inc. since 1970.
J.C. Sparkman..................  Appointed director of TCI Music effective May 1997. He has        1989(2)
  Born: September 12, 1932       been a director of TCI since December 1996. He served as
                                 Executive Vice President of TCI from January 1994 through
                                 March 1995. Mr. Sparkman retired in March of 1995 and has
                                 provided consulting services to TCI since March 1995. He
                                 served as Executive Vice President of TCIC from 1987 to
                                 October 1995. He also serves as a director of Shaw
                                 Communications Inc. and United Video Satellite Group Inc.

---------------

(1) A radio venture, which Mr. Burkhart was involved with through Degree Communications, defaulted on its loan obligation in the amount of $6,000,000. The secured lender asserted its rights to have a receiver appointed in August 1991. The receivership closed September 29, 1992.

(2) Effective July 11, 1997, upon consummation of DMX Inc.'s merger with a subsidiary of TCI Music, (See "Business -- General Development of Business".) the directorship ceased.

     The following table sets forth biographical information of the executive officers of DMX Inc. For a discussion of the biographical information of Mr. Rubinstein, see "Directors" immediately above.

                                              PRINCIPAL OCCUPATION OR EMPLOYMENT
      EXECUTIVE OFFICERS                    AND OCCUPATION FOR THE PAST FIVE YEARS
      ------------------                    --------------------------------------
Lon A. Troxel..................  Appointed a director of TCI Music effective May 1997. He was
  Born: October 14, 1947         appointed Chief Operating Officer of DMX in April 1997 and served as Executive Vice President, Commercial Division from
                                 April 1994 to April 1997. Mr. Troxel served as Vice
                                 President, U.S./Canada Dealer Sales of AEI Music Networks,
                                 Inc. during 1991 and as Chief Executive Officer and
                                 President of Protection One Alarm Services from May 1988 to
                                 October 1990.(1)
Joanne Wendy Kim...............  Corporate Secretary and Chief Financial Officer since 1995.
  Born: March 2, 1955            Formerly Senior Vice President, Chief Financial Officer of
                                 Bank of San Pedro from 1992 to 1994. Formerly Senior Manager at KPMG Peat Marwick LLP from 1981 to 1992.(2)
Douglas G. Talley..............  Executive Vice President and Chief Technical Officer of DMX
  Born: April 14, 1947           Inc. since January 1995. Formerly Vice President and Chief
                                 Technical Officer from October 1992 to January 1995.
                                 Formerly Chairman and founder of Digital Radio Labs from
                                 1988 to 1992.
Otis Smith.....................  Executive Vice President, Programming and Residential
  Born: June 4, 1941             Division since June 1995, Executive Vice President,
                                 Programming of DMX Inc. since December 1992. Formerly a
                                 record industry executive.(3)

---------------

(1) Effective July 11, 1997, Mr. Troxel was appointed President and Chief Executive Officer of DMX Inc.

(2) Effective July 11, 1997, Ms. Kim was appointed Executive Vice President and Chief Financial Officer of DMX Inc.

(3) Effective July 11, 1997, Mr. Smith was no longer an officer or employee of DMX Inc.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Under Section 16(a) of the Exchange Act, DMX Inc.'s directors, executive officers and any persons holding ten percent or more of the Common Stock are required to report their ownership of Company Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and to furnish DMX Inc. with copies of such reports. Specific due dates for these reports have been established and DMX Inc. is required to report in its Proxy Statement any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during the fiscal year ended September 30, 1996, all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION.

     The following table sets forth certain summary information concerning compensation paid or accrued by DMX Inc. to or on behalf of DMX Inc.'s Chief Executive Officer and for the four most highly compensated executive officers of DMX Inc. (the "Named Executives") for the nine months ended June 30, 1997 and for each of the fiscal years ended September 30, 1996 and 1995:

  Summary Compensation Table.

                                                                              LONG TERM COMPENSATION
                                                                      ---------------------------------------
                                          ANNUAL COMPENSATION                     AWARDS               PAYOUT
                                     ------------------------------   ------------------------------   ------
                                                             OTHER                     SECURITIES
                                                            ANNUAL     RESTRICTED      UNDERLYING       LTIP    ALL OTHER
NAME AND PRINCIPAL/POSITION  YEAR    SALARY(1)    BONUS      COMP     STOCK AWARDS   OPTIONS/SARS(#)   PAYOUT    COMP(2)
---------------------------  ----    ---------   --------   -------   ------------   ---------------   ------   ---------
JEROLD H. RUBINSTEIN.......  1997(3) $386,538          --        --          --                --          --       --
  Chairman of the Board      1996     509,600    $250,000        --          --                --          --     $579
  Chief Executive Officer    1995     509,615     200,000        --          --         1,000,000          --      924
LON A. TROXEL..............  1997(3)  209,135          --        --          --                --          --       --
  Chief Operating Officer    1996     256,377          --        --          --                --          --       --
                             1995     241,673          --        --          --            25,000          --       --
JOANNE WENDY KIM...........  1997(3)  110,096     101,250        --          --                --          --       --
  Chief Financial Officer    1996     110,975          --        --          --                --          --       --
                             1995(4)   26,654          --        --          --            20,000          --       --
DOUGLAS G. TALLEY..........  1997(3)  215,288          --        --          --                --          --       --
  Executive Vice President,  1996     248,077          --        --          --                --          --       --
  Chief Technical Officer    1995     223,077          --        --          --            75,000          --       --
OTIS SMITH.................  1997(3)  211,538          --        --          --                --          --       --
  Executive Vice President,  1996     280,289          --        --          --                --          --       --
  Programming and            1995     263,200          --        --          --            50,000          --       --
    Residential

---------------

(1) Includes salary, accrued vacation and amounts deferred by the named executive pursuant to the DMX Inc. Savings Plan.

(2) Amounts contributed by DMX Inc. to the Savings Plan on behalf of the Named Executives.

(3) Nine months ended June 30, 1997.

(4) Ms. Kim's employment with DMX Inc. commenced July 1995.

  Employment Agreements and Termination of Employment Arrangements.

     Jerold H. Rubinstein was employed on an at-will basis and effective July 11, 1997 his employment was terminated. DMX Inc. and Mr. Rubinstein entered into a Deferred Compensation Agreement as of October 15, 1991 (the "Rubinstein Agreement"), the terms of which were ratified by the stockholders at the 1992 Annual Meeting. Under the Rubinstein Agreement, DMX Inc. accrued, for the benefit of Mr. Rubinstein, $200,000 per year plus annual interest at the rate of 1% over prime, compounded quarterly, on December 31 of each year from 1992 through 1996. In December 1993, the Compensation Committee rescinded the Rubinstein Agreement, effective October 1, 1993, and accelerated the payment of the outstanding compensation at September 30, 1993, with interest through November 30, 1993. In addition, Mr. Rubinstein's annual salary was adjusted to $500,000 through September 30, 1996, coinciding with the original term of the Rubinstein Agreement.

     DMX Inc. and Mr. Rubinstein also entered into a Stock Bonus Agreement (the "Stock Bonus Agreement") as of October 15, 1991. Under the Stock Bonus Agreement, Mr. Rubinstein was granted a stock bonus in the aggregate amount of 1,027,520 shares of Common Stock (the "Restricted Shares"). Pursuant to the Stock Bonus Agreement, Mr. Rubinstein's rights in the Restricted Shares originally vested over a period of three years, beginning September 15, 1992. In August 1993, the Stock Bonus Agreement was amended to change the vesting schedule to provide that no shares would vest in fiscal 1993 and 685,013 shares would vest in fiscal 1994. In consideration of Mr. Rubinstein's agreement for the deferral in the vesting of the shares, DMX Inc. granted Mr. Rubinstein a non-qualified option, pursuant to the 1993 Stock Option Plan, to purchase 70,000 shares of Common Stock at an exercise price of $5.00 per share, the fair market value of the stock on the date of the grant.

     DMX Inc. and Lon A. Troxel entered into an Employment Agreement dated October 1, 1991 (the "Troxel Agreement"), pursuant to which Mr. Troxel received an annual base salary of $175,000 for the period from October 1, 1991 to September 30, 1995. Pursuant to the Troxel Agreement, Mr. Troxel was reimbursed $18,000 for moving expenses and was granted an employee stock option to purchase 50,000 shares of Stock. Based on contributions to DMX Inc. and its management, effective December 1, 1993, the Troxel Agreement was extended to December 31, 1996, and his annual salary was adjusted to $225,000 for 1994, $240,000 for 1995, and $255,000 for 1996. In addition, Mr. Troxel was granted an employee stock option to purchase 75,000 shares of Common Stock. On September 16, 1996, a second amendment to the Troxel Agreement was entered into which adjusted his annual salary to $275,000 effective December 1, 1996 and extended the Troxel Agreement to November 30, 1999. On August 22, 1997, a third amendment to the Troxel Agreement was entered into which adjusts his annual salary to $300,000 June 1, 1998 through May 31, 1999 and $325,000 during the years ending May 31, 2000, 2001 and 2002. Mr. Troxel has agreed not to acquire more than a 10% direct or indirect ownership in any cable company, other than DMX Inc., without the prior written consent of DMX Inc. Mr. Troxel receives basic and extended benefits commensurate with other senior management employees such as vacation pay and other fringe benefits. If Mr. Troxel becomes disabled during the term of the agreement, he shall receive the same compensation he is entitled to under the agreement for a time period not exceeding six months.

     DMX Inc. and Douglas G. Talley entered into an Employment Agreement dated January 1, 1995 (the "Talley Agreement"), pursuant to which Mr. Talley is entitled to receive an annual base salary of $225,000 for the period from January 1, 1995 through December 31, 1995; $250,000 for 1996; and $275,000 for
1997. Pursuant to the Talley Agreement, Mr. Talley received a grant of an employee stock option to purchase up to 75,000 shares of Common Stock. Mr. Talley receives basic and extended benefits commensurate with other senior management employees such as vacation pay and other fringe benefits. If Mr. Talley becomes disabled during the term of the agreement, he shall receive the same compensation he is entitled to under the agreement for a time period not exceeding six months.

     DMX Inc. and DigiTempo, Inc., a California corporation, entered into an Employment Agreement dated October 17, 1994, whereby DigiTempo, Inc. furnished the services of Otis Smith, in the capacity of Executive Vice President, to DMX Inc., and DigiTempo, Inc. received annual compensation of $275,000 for the period from October 17, 1994 to October 16, 1997. Mr. Smith received basic and extended benefits commensurate with other senior management level employees such as vacation pay and other fringe benefits. The Agreement also included a provision that in case Mr. Smith was disabled during the term of the agreement, DigiTempo, Inc. would receive the same compensation it was entitled to under the agreement for a time period not exceeding six months. Effective July 11, 1997, the Mr. Smith/DigiTempo, Inc. relationship with DMX Inc. terminated.

  Stock Options.

     No stock option grants were issued to Named Executives for the nine months ended June 30, 1997.

     Mr. Troxel received a grant effective as of July 11, 1997, of options to acquire 200,000 shares of TCI Music Series A Common Stock pursuant to the TCI Music 1997 Stock Incentive Plan and all of the existing options to acquire shares of Common Stock of DMX Inc. were canceled in exchange therefor. Ms. Kim received a grant effective as of July 11, 1997 to acquire 50,000 shares of TCI Music Series A Common Stock pursuant to the TCI Music 1997 Stock Incentive Plan.

  Option Exercises and Holdings.

     The following table provides information with respect to the Named Executives concerning the exercise of options during the nine months ended June 30, 1997 and unexercised options held by the Named Executives as of June 30, 1997:

       AGGREGATED OPTION EXERCISES IN THE NINE MONTHS ENDED JUNE 30, 1997
                        AND JUNE 30, 1997 OPTION VALUES

                           SHARES ACQUIRED    VALUE
                             ON EXERCISE     REALIZED
          NAME                   (#)           ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----             ---------------   --------   -----------   -------------   -----------   -------------
Jerold H. Rubinstein.....        N/A           N/A       2,170,000(2)        --              --             --
Lon A. Troxel............        N/A           N/A         150,000(3)        --              --             --
Joanne Wendy Kim.........        N/A           N/A          20,000(4)        --              --             --
Douglas G. Talley........        N/A           N/A         183,333(5)        --              --             --
Otis Smith...............        N/A           N/A         100,000(6)        --              --             --

---------------

(1) Value of unexercised "in-the-money" options is the difference between the market price of the Common Stock on June 30, 1997 ($1.74 per share) and the exercise price of the option, multiplied by the number of shares subject to the option. At June 30, 1997 no options were "in-the-money."

(2) Includes 333,334 shares which Mr. Rubinstein had the right to acquire prior to July 11, 1997 due to the acceleration of options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger. Includes stock options to purchase 400,000 shares of DMX Inc.'s Common Stock which were under the DMX Inc. 1991 Stock Option Plan and were carried over in the Merger and can be exercisable for 100,000 shares of TCI Music Series A Common Stock and Rights. However, all such options terminate and are not exercisable three months after the holder is no longer employed or serving as director of DMX Inc.

(3) Includes 8,334 shares which Mr. Troxel had the right to acquire prior to July 11, 1997 due to the acceleration of options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger. Includes stock options to purchase 50,000 shares of DMX Inc.'s Common Stock which were issued under the DMX Inc. 1991 Stock Option Plan and were canceled in exchange for stock options granted, effective with the Merger, to acquire 200,000 shares of TCI Music Series A Common Stock.

(4) Includes 6,667 shares which Ms. Kim had the right to acquire prior to July 11, 1997 due to the acceleration of options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger.

(5) Includes 25,000 shares which Mr. Talley had the right to acquire prior to July 11, 1997 due to the acceleration of options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger.

(6) Includes 16,667 shares which Mr. Smith had the right to acquire prior to July 11, 1997 due to the acceleration of options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger.

  Compensation Committee Interlocks and Insider Participation.

     Jerold H. Rubinstein, Chairman of the Board and Chief Executive Officer of DMX Inc., was appointed to the Compensation Committee for the 1996 fiscal year. Mr. Rubinstein beneficially owns 5.1% of the outstanding shares of Common Stock. (See "summary Compensation Table and Employment Agreements and Termination of Employment Agreements" for a discussion of the compensation Mr. Rubinstein received.)

     J.C. Sparkman, a Director and Chairman of the Compensation Committee, retired in 1995 as a senior executive officer and Director of TCI. Mr. Sparkman is currently a director of Shaw Communications Inc. Mr. Sparkman beneficially owns less than 1% of the outstanding Common Stock of DMX Inc., which includes

100,000 shares acquired at $2.50 per share in a private placement on September 21, 1995. TCI directly through its subsidiaries beneficially owns 45.7% of the outstanding shares of Common Stock.

     DMX Inc. and a subsidiary of TCI entered into a ten year network affiliation agreement in 1989 under which DMX Inc.'s basic audio and Digital Music Express services are made available to TCI cable television subscribers. DMX Inc. continues to pursue commercial applications of its DMX service for businesses, stores, restaurants, hotels and other establishments through its existing affiliation agreements both in areas wired for cable and by direct broadcast satellite. TCI and its various subsidiaries' payments of license fees to DMX Inc. accounted for approximately 50% of DMX Inc.'s consolidated gross revenues during the nine months ended June 30, 1997.

     DMX Inc. leases studio facilities in Colorado for the origination and uplinking of the DMX service. The studio is located at the facilities of NDTC, at 4100 East Dry Creek Road, Littleton, Colorado 80122. The six year lease agreement with NDTC, that expires on the last day of February 2000, has an automatic one year renewal and is subject to DMX Inc.'s right to terminate the origination and uplinking services at any time, with 60 days prior notice and upon payment of early termination fees. NDTC charges DMX Inc. approximately $54,600 per month, which includes approximately $6,700 for space rental and $45,400 for satellite uplinking services. In addition, NDTC provided a capital lease for studio equipment at the facility, up to a total of $2.2 million with interest at 9.5%. The outstanding balance of the lease obligation at June 30, 1997 was $1,386,000.

     DMX Inc. sub-leases space on a U.S. domestic communications satellite known as C-3 Transponder 24. The sublease was entered into in December 1992 with WTCI, which in turn leases the satellite transponder from GE American Communications, Inc. WTCI's monthly charge for the satellite, uplink and management fee is approximately $204,100.

     DMX Inc. sub-leases space on a Ku-Band satellite Loral Telstar 4, formerly known as AT&T 402R. The sub-lease was entered into in March 4, 1994 with WTCI, which in turn leases the transponder from Loral. Monthly sub-lease charges for the transponder and uplink is approximately $167,000.

  Director Compensation.

     DMX Inc. does not pay fees to its directors for their service on the Board of Directors or for attendance at meetings of the Board or committees. Directors who were not full-time salaried employees of DMX Inc. or its subsidiaries received a grant of options to acquire 50,000 shares of Common Stock, under the DMX Inc. 1993 Stock Option Plan, upon their effective date of service as a director and after each twelve month period of continuous service as director of DMX Inc. thereafter, received an additional option to acquire 50,000 shares up to a maximum of two such periods.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Common Stock as of June 30, 1997 by each person known to DMX Inc. to be the beneficial owner of more than five percent of the outstanding shares of Common Stock by each executive officer and director of DMX Inc., and by all directors and executive officers as a group.

                                                                  AMOUNT AND NATURE          PERCENT
                            NAME                              OF BENEFICIAL OWNERSHIP(1)   OF CLASS(2)
                            ----                              --------------------------   -----------
Tele-Communications, Inc....................................          27,249,575(3)           45.7%
Shaw Communications Inc.....................................           7,600,000(4)           12.8%
Jerold H. Rubinstein, Chairman of the Board and Chief
  Executive Officer.........................................           3,124,148(5)            5.1%
Kent Burkhart, Director.....................................             200,000(6)              *
V. Bhaskar Menon, Director..................................             200,000(7)              *
James R. Shaw, Sr., Director................................           8,530,500(8)           14.3%
J.C. Sparkman, Director.....................................             350,000(9)              *
Otis Smith, Executive Vice President........................             100,000(10)             *
Douglas G. Talley, Executive Vice President.................             183,333(11)             *
Lon A. Troxel, Chief Operating Officer......................             150,000(12)             *
Joanne Wendy Kim, Chief Financial Officer...................              20,000(13)             *
Directors and Executive Officers (a group of 11 persons)....          12,857,981(14)          20.4%

---------------

   * Less than 1%

 (1) Each named person has sole voting and investment power with respect to the shares listed, except as noted below and provided by community property laws, where applicable.

 (2) Shares which the person (or group) has the right to acquire within 60 days after June 30, 1997 or prior to July 11, 1997, are deemed to be outstanding in calculating the percentage ownership of the person (or group) but are not deemed to be outstanding as to any other person (or group).

 (3) Shares held by Tele-Communications, Inc. and its subsidiaries and affiliates were based upon a Schedule 13D, Amendment No. 3, filed on June 6, 1996. The business address of Tele-Communications, Inc. is 5619 DTC Parkway, Englewood, Colorado 80111.

 (4) Based upon a Schedule 13D, filed on March 15, 1995, and a Form 4 filed on January 9, 1996. Does not include 276,080 shares held by James R. Shaw Securities Limited, 128,580 shares held by Brasha Holdings Ltd., 128,580 shares held by Jay-Shaw Holdings Ltd., 128,580 shares held by Julmar Holdings Ltd., and 118,680 shares held by Shawnee Estates Ltd., which entities are affiliates of Shaw Communications Inc. Shaw Communications Inc. is a public company whose non-voting securities are listed on the Toronto Stock Exchange and the Alberta Stock Exchange. Mr. Shaw, Sr. and members of his family and members of Leslie E. Shaw's (Mr. Shaw, Sr.'s brother) family hold directly and indirectly, a majority of the voting shares of Shaw Communications Inc. and such shares are governed by the terms of a voting trust. Mr. Shaw, Sr. and members of his family do not, directly or indirectly, hold a majority of the publicly traded non-voting shares. The business address of Shaw Communications Inc. is 630-3rd Avenue, Suite 900, Calgary, Alberta T2P4L4.

 (5) Includes 9,000 shares owned of record by Mr. Rubinstein's wife and minor child and 333,334 shares which Mr. Rubinstein had the right to acquire prior to July 11, 1997 due to the acceleration of options. By terms of the DMX Inc. 1993 Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger. Includes stock options to purchase 400,000 shares of DMX Inc.'s Common Stock which were issued under the DMX Inc. 1991 Stock Option Plan and were carried over in the Merger and can be exercisable for 100,000 shares of TCI Music Series A Common Stock and Rights. However, all such options terminate and are not exercisable three months after the holder is no longer employed or serving as director of DMX Inc. Mr. Rubinstein's business address was 11400 West Olympic Boulevard, Suite 1100, Los Angeles, California 90064-1507.

 (6) Represented 200,000 shares which Mr. Burkhart had the right to acquire prior to July 11, 1997, by the exercise of vested stock options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger. Includes stock options to purchase 50,000 shares of DMX Inc.'s Common Stock which were issued under the DMX Inc. 1991 Stock Option Plan and was carried over in the Merger. However, all such options terminate and are not exercisable three months after the holder is no longer employed or serving as director of DMX Inc.

 (7) Represented 200,000 shares which Mr. Menon had the right to acquire within prior to July 11, 1997, by the exercise of vested stock options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger. Includes stock options to purchase 50,000 shares of DMX Inc.'s Common Stock which were issued under the DMX Inc. 1991 Stock Option Plan and was carried over in the Merger. However, all such options terminate and are not exercisable three months after the holder is no longer employed or serving as director of DMX Inc.

 (8) Includes the following shares, to which Mr. Shaw, Sr. disclaims beneficial ownership: 7,600,000 shares held by Shaw Communications Inc., 276,080 shares held by James R. Shaw Securities Limited, 128,580 shares held by Brasha Holdings Ltd., 128,580 shares held by Julmar Holdings Ltd., 128,580 shares held by Shawana Estates Ltd., and 118,680 shares held by Jay-Shaw Holdings Ltd. Mr. Shaw, Sr. holds a majority of the shares of Jay-Shaw Holdings Ltd., Brasha Holdings Ltd. and Shawana Estates Ltd. The remaining shares of each such entities, other than certain preferred shares held by Julmar Holdings Ltd., a corporation wholly owned by Mr. Shaw, Sr., are held by children of Mr. Shaw, Sr. Each of the children has reached the age of majority. Mr. Shaw, Sr. holds 48% of the voting shares of James R. Shaw Securities Limited. The balance of voting shares are held by and for the benefit of Mr. Shaw, Sr.'s family members. Includes 150,000 shares which Mr. Shaw, Sr. has the right to acquire prior to July 11, 1997, by the exercise of vested stock options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger. Mr. Shaw, Sr.'s business address is 630-3rd Avenue, Suite 900, Calgary, Alberta T2P4L4.

 (9) Represented 200,000 shares which Mr. Sparkman had the right to acquire prior to July 11, 1997, by the exercise of vested stock options. Includes stock options to purchase 50,000 shares of DMX Inc.'s Common Stock which were issued under the DMX Inc. 1991 Stock Option Plan and were canceled in exchange for stock options granted, effective with the Merger, to acquire 100,000 shares of TCI Music Series A common Stock.

(10) Represented 100,000 shares which Mr. Smith had the right to acquire prior to July 11, 1997, by the exercise of vested stock options. Included 16,667 shares which Mr. Smith had the right to acquire prior to July 11, 1997 due to the acceleration of options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger.

(11) Represented 183,333 shares which Mr. Talley had the right to acquire prior to July 11, 1997 by the exercise of vested stock options. Included 25,000 shares which Mr. Talley had the right to acquire prior to July 11, 1997 due to the acceleration of options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger.

(12) Represented 150,000 shares which Mr. Troxel had the right to acquire prior to July 11, 1997, by the exercise of vested stock options. Included 8,334 shares which Mr. Troxel had the right to acquire prior to July 11, 1997 due to the acceleration of options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger. Included stock options to purchase 50,000 shares of DMX Inc.'s Common Stock which were issued under the DMX Inc. 1991 Stock Option Plan and were canceled in exchange for stock option granted, effective with the Merger, to acquire 200,000 shares of TCI Music Series A Common Stock.

(13) Represented 20,000 shares which Ms. Kim had the right to acquire prior to July 11, 1997 due to the acceleration of options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding or unexercised were terminated upon consummation of the Merger.

(14) Represented 2,983,333 shares which members of the group had the right to acquire prior to July 11, 1997, by the exercise of vested stock options and 390,000 shares which members of the group had the right to acquire prior to July 11, 1997 due to acceleration of options. By terms of the DMX Inc. 1993

     Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger. Includes those shares described in note 8, to which Mr. Shaw, Sr. has disclaimed beneficial ownership and includes stock options to purchase 600,000 shares of DMX Inc.'s stock that were issued under DMX Inc. 1991 Stock Option Plan and described in notes 5, 6, 7, 9 and 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At June 30, 1997 TCI beneficially owns 45.7% of the outstanding shares of Common Stock which includes 2,000,000 shares acquired at $2.50 per share in a private placement on August 29, 1995 and 4,500,000 shares acquired at $2.00 per share in a private placement on May 17, 1996. As a result of the merger in 1996 of TCI-E into DMX Inc. upon the terms set forth in the Agreement and Plan of Merger among TCI-E, United Artists Programming International, Inc. ("UAPI") and DMX Inc., UAPI, an affiliate of TCI, was issued 10,841,624 shares of Common Stock.

     DMX Inc. under an agreement with NDTC has a capital lease to lease equipment for its studio and uplinking facility in Littleton, Colorado. The obligation under the capital lease at June 30, 1997 was $1,386,000 with terms which extend to 2000 at an interest rate of 9.5%. DMX Inc. is also obligated to WTCI under various operating leases for uplinking and satellite services. The total expense under those leases for the nine months ended June 30, 1997 and the fiscal year ended September 30, 1996 and 1995 were $3,358,000, $4,831,000 and $4,489,000, respectively.

     Total subscriber fee revenue from TCI and its affiliates represented approximately 50%, 57%, 56% and 61% of total subscriber fee revenue for the nine months ended June 30, 1997 and 1996 and the fiscal years ended September 30, 1996 and 1995, respectively, with accounts receivable due from TCI and its affiliates at June 30, 1997 and September 30, 1996 totaling approximately $1,482,000 and $1,829,000, respectively.

     Shaw beneficially owns 12.8% of the outstanding shares of Common Stock of DMX Inc., which includes shares acquired through various stock purchase agreements, including 1,100,000 shares acquired at $2.13 per share in a private placement on March 9, 1995, and 2,000,000 shares acquired at $2.50 per share in a private placement on August 25, 1995. James R. Shaw, Sr., President and Chief Executive Officer of Shaw, is a director of DMX Inc. Mr. Sparkman, a director of DMX Inc., is a director of Shaw. In March 1992, Shaw, the second largest cable operator in Canada, entered into a license and distribution agreement with DMX Inc. which grants to DMX-Canada Ltd. the exclusive license and right to distribute DMX Inc.'s premium service in Canada, and was amended on November 1, 1994 by the Commercial License and Distribution Agreement and was amended on April 14, 1997 by the Residential License and Distribution Agreement. In addition, Shaw formed a Canadian company, DMX-Canada Ltd. which is a partner in "The DMX-Canada Partnership", a partnership with 450714 B.C. Ltd., a subsidiary of DMX Inc.

     During 1995, DMX Inc. and Shaw entered into a series of agreements to accomplish a reorganization by which Shaw could take full advantage of the Canadian tax losses incurred in Canada, during the market development period and based on Shaw's commitment to fund such development costs. This was accomplished through the transfer of each company's respective equity interests, and the formation of a new Canadian partnership (also referred to herein as DMX-Canada). DMX Inc. continues to hold an equity interest in the new partnership through its wholly owned subsidiary, a British Columbia corporation, 450714 B.C. Ltd. There is no impact from the reorganization on the operations of DMX-Canada, other than to accomplish the tax structure as outlined above. After Shaw recoups its initial funding, each company will share in the profits based on their respective equity interests.

     In April 1996 DMX Inc. entered into two capital leases with DMX-Canada, the proceeds of which were used to purchase DMX-Disc equipment leased to two DMX Inc. customers, 9-West and Coach. The obligation under the capital lease was for a term which extended to May 2001 at an effective interest rate of 27.21%. In May 1997, the lease balance of $268,625 was paid in full through an offset of license fees due to DMX Inc. totaling $220,714 and cash for the balance of $47,911.

     In August 1994, the CRTC, which regulates the broadcast industry in Canada, revoked the license previously granted to DMX-Canada for Canadian distribution of DMX. DMX-Canada reapplied to the CRTC during 1995 for a license to distribute DMX to Canadian residential cable subscribers. The CRTC issued a favorable ruling in December 1995 and requires a one to one ratio of Canadian content to non Canadian content. DMX-Canada and DMX Inc. have negotiated an agreement to distribute DMX service to the Canadian residential cable market. The service includes a total of 30 formats and is distributed through Shaw Cable Systems and their affiliates. DMX-Canada will also license other Canadian third party distributors such as Star Choice. The launch of the DMX service for residential distribution was July 1997.

     The CRTC does not regulate programming delivered to commercial establishments by DBS and DMX-Canada has been distributing the DMX service to the commercial sector since 1994. DMX Inc. and DMX-Canada have negotiated a new license and distribution agreement which grants an exclusive license and right to distribute the DMX service to commercial establishments in Canada. The term of the new agreement coincides with the original agreement dated March 9, 1992 and terminates March 31, 2012. DMX Inc. received total license fees of approximately $370,000 for the nine months ended June 30, 1997 under the agreements.

     Stephen A. Wynn, Chairman of the Board, President and Chief Executive Officer, Mirage Resorts, Incorporated, resigned as a director of DMX Inc. in May 1996 concurrently with his sale of 5,700,000 shares of DMX Inc. Common Stock to TCI at $2.00 per share, which included 2,200,000 shares acquired by him at $2.13 per share in a private placement on February 21, 1995 and 500,000 shares acquired at $2.00 per share in a private placement on March 15, 1996. In April 1995, DMX Inc. entered into a five year commercial music service agreement with Mirage Resorts, Inc. whereby DMX Inc. provides its DMX for Business music service for a monthly fee.

     DMX Inc. entered into definitive agreements dated December 18, 1996 with Jerold H. Rubinstein, Chairman of the Board and Chief Executive Officer, of DMX Inc., which provided for Mr. Rubinstein to either purchase a 90% interest in DMX-E in a transaction referenced as the "Reorganization Plan", or if an agreement cannot be reached with the creditors of DMX-E, then Mr. Rubinstein would organize a new company that would distribute DMX service in Europe. As a result of the DMX-E cessation of operation on July 1, 1997, the Definitive Agreements between DMX Inc.; Mr. Jerold H. Rubinstein, an individual; and XTRA were put into place whereby a termination certificate was executed in July 1997, which terminated the Stock Purchase Agreement dated December 18, 1996 that provided the disposition of DMX-E to Mr. Jerold H. Rubinstein. Pursuant to the Definitive Agreement, DMX Inc. obtained a 10% interest in XTRA and a Channel Distribution Agreement was executed between XTRA and DMX Inc. The Channel Distribution Agreement provided XTRA an exclusive, five-year, royalty-free license to distribute the DMX music service in Europe, the former Soviet Union and in the Middle East and the right to use DMX Inc.'s trade marks for two years. The music service is currently not being distributed by XTRA as Mr. Jerold H. Rubinstein is seeking financial partners.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.

     (a) Consolidated Financial Statements and Schedules. Reference is made to the Index to Consolidated Financial Statements of DMX Inc. and Subsidiaries and Schedules for the nine month period ended June 30, 1997, for a list of financial statements and schedules filed as part of this report at page F-1.

     (b) Reports on Form 8-K. None.

     (c) Exhibits. Following is a list of Exhibits filed with this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      2.1(1)             -- Form of Arrangement Agreement [2.1]*
      2.2(2)             -- Certificate of Discontinuance issued by Department of
                            Consumer and Corporate Affairs, Canada [2.2]*
      2.3(2)             -- Certificates of Domestication, Merger, Name Change and
                            Correction filed in Delaware by ICT-Canada and
                            ICT-Delaware to implement the Reorganization as of
                            September 28, 1990 [2.3]*
      3.1(12)            -- Amended and Restated Certificate of Incorporation of DMX
                            Inc.
      3.2(1)             -- Bylaws of the DMX Inc. [3.2]*
      4.1(3)             -- Articles IV, VI, VII, VIII, XI, XII of the Certificate of
                            Incorporation of the DMX Inc. (filed as part of Exhibit
                            3.1)
      4.2(1)             -- Articles II, III, VII and XI of the Bylaws of DMX Inc.
                            (filed as part of Exhibit 3.2)
      4.3(4)             -- Form of Agent's Warrant to Cruttenden & Company and
                            Robert S. London [4.3]*
      4.4(1)             -- Broker's Warrant to Merit Investment Corporation [4.4]*
      4.5(1)             -- Form of Option Agreement for Director, Officer and
                            Employee Options [4.5]*
      4.6(5)             -- TCI Equity Participation Agreement [4.6]*
      4.7(1)             -- Viacom Equity Participation Agreement [4.7]*
      4.8(1)             -- KBL Services Equity Participation Agreement [4.8]*
      4.9**(11)          -- Loan Agreement between ICT-Europe and TCI-Euromusic
                            ("TCI-E"), (without exhibits) dated May 19, 1993
      4.10(11)           -- Contribution Agreement between TCI-Euromusic and DMX Inc.
                            dated May 19, 1993
     10.1(5)             -- TCI Equity Participation Agreement (filed as Exhibit 4.6)
     10.2(1)             -- Viacom Equity Participation Agreement (filed as Exhibit
                            4.7)
     10.3(1)             -- KBL Services Equity Participation Agreement (filed as
                            Exhibit 4.8)
     10.4**(11)          -- Affiliation Agreement between DMX Inc. and Colony
                            Communications dated May 1, 1992 [10.4]*
     10.5**(11)          -- Affiliation Agreement between DMX Inc. and Crown Media,
                            Inc., dated July 1, 1992 [10.5]*
     10.6**(11)          -- Affiliation Agreement between DMX Inc. and Prime II
                            Management, L.P. [10.6]*
     10.7(11)            -- Stock Purchase Agreement between DMX Inc. and various
                            private parties, dated August 2, 1991 [10.7]*
     10.8(11)            -- Stock Purchase Agreement between DMX Inc. and Scudder
                            Development Fund, dated August 23, 1993 [10.8]*
     10.9(11)            -- Stock Purchase Agreement between DMX Inc. and Crown
                            Media, Inc. dated July 22, 1992 [10.9]*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.10(11)           -- Stock Purchase Agreement between DMX Inc. and Crown
                            Media, Inc. dated August 30, 1993 [10.10]*
     10.11(11)           -- Stock Purchase Agreement between DMX Inc. and Brahman
                            Partners, II, L.P. dated September 15, 1993 [10.11]*
     10.12(11)           -- Stock Purchase Agreement between DMX Inc. and Quota Fund,
                            N.V.-Brahman, dated September 15, 1993 [10.12]*
     10.13(11)           -- Stock Purchase Agreement between DMX Inc. and Genesis
                            Capital Fund, dated September 15, 1993 [10.13]*
     10.14(11)           -- Stock Purchase Agreement between DMX Inc. and Shaw
                            Cablesystems, dated March 9, 1992 [10.14]*
     10.15(11)           -- Stock Purchase Agreement between DMX Inc. and Shaw
                            Communications, Inc., dated September 30, 1993 [10.15]*
     10.16(6)            -- Stock Bonus Agreement with Jerold H. Rubinstein****
                            [10.15]*
     10.17(11)           -- Amendment to Stock Bonus Agreement****
     10.18(6)            -- Deferred Compensation Agreement with Jerold H.
                            Rubinstein**** [10.16]*
     10.19(1)            -- Employment Agreement with W. Thomas Oliver*** [10.11]*
     10.20(11)           -- Employment Agreement with Robert M. Manning***
     10.21(5)            -- SSI Affiliation Agreement [10.2]*
     10.22(5)            -- Viacom Affiliation Agreement [10.3]*
     10.23(5)            -- KBLCOM Residential Affiliation Agreement [10.4]*
     10.24(2)            -- Western Tele-Communications ("WTCI") Security Agreement
                            and Promissory Note [10.14]*
     10.25(7)            -- Studio Facility and Uplinking Agreement between Western
                            Tele-Communications, Inc. and DMX Inc.
     10.26**(11)         -- [10.15]* Agreement for Acquisition of Capital Stock and
                            for the Governance of ICT-Europe N.V. ("ICT-E") (without
                            exhibits), dated May 19, 1993
     10.27**(11)         -- ICT-Europe Technology License and Services Agreement
                            (without exhibits), dated May 19, 1993
     10.28**(11)         -- ICT-Europe Trademark Agreement (without exhibits), dated
                            May 19, 1993
     10.29**(11)         -- ICT-Europe Loan Agreement, dated May 19, 1993 (filed as
                            Exhibit 4.9)
     10.30(11)           -- Contribution Agreement between TCI-Euromusic and ICT,
                            dated May 19, 1993 (filed as Exhibit 4.10)
     10.31(11)           -- ICT-Europe Equipment Lease, dated May 18, 1993 (without exhibits)
     10.32(11)           -- DMX Inc. Promissory Note in favor of TCI-E, dated May 19,
                            1993
     10.33(11)           -- DMX Inc. Security Agreement in favor of TCI-E, (without exhibits) dated May 19, 1993
     10.34**(11)         -- License and Distribution Agreement between ICT-Europe and
                            Broadcom International Holdings, as amended,
     10.35**(11)         -- dated March 31, 1992 License and Distribution Agreement between DMX Inc. and DMX-Canada, dated March 9, 1992
     10.36(4)            -- NACR License and Marketing Agreement [10.10]*
     10.37(2)            -- Manufacturing and Sales Agreement between DMX Inc. and
                            Scientific-Atlanta, Inc. [10.12]*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.38(2)            -- License and Technical Assistance Agreement between DMX
                            Inc. and Scientific-Atlanta [10.13]*
     10.39(1)            -- FSL Development and Licensing Agreement, as amended
                            [10.8]*
     10.40(1)            -- GE American Communication, Inc. Agreement Regarding
                            Satellite Carriage [10.9]*
     10.41**(11)         -- COMSTREAM Agreement between DMX Inc. and COMSTREAM
                            Corporation, dated July 22, 1993
     10.42**(11)         -- COMSTREAM Option Agreement between DMX Inc. and COMSTREAM
                            Corporation, dated July 22, 1993
     10.43(1)            -- Joint Venture Agreement with Galactic Radio, Partners,
                            Inc. [10.7]*
     10.44**(11)         -- Sky Subscribers Management and Access Agreement between
                            ICT-Europe and Sky Subscribers Services Limited, 1993
     10.45**(11)         -- NDC Technology License Agreement between News Datacom
                            Limited, ICT-Europe and ICT-Europe UK, dated July 26,
                            1993
     10.46(6)            -- Employee Stock Purchase Plan**** [10.17]*
     10.47(6)            -- 1991 Incentive Stock Option Plan**** [10.18]*
     10.48(8)            -- 1991 Non-Qualified Stock Option Plan**** [4.10]*
     10.49(8)            -- 1991 Non-Qualified Stock Option Plan for Non-Employee
                            Directors**** [4.11]
     10.50(9)            -- 1993 Stock Option Plan**** [28.1]*
     10.51(9)            -- Form of ICT Non-Qualified Stock Option Agreement****
                            (Non-Employee Director) [28.2]*
     10.52(9)            -- Form of ICT Non-Qualified Stock Option Agreement****
                            (Employee and Employee-Director) [28.3]*
     10.53(9)            -- Form of ICT Incentive Stock Option Agreement**** [28.4]*
     10.54(11)           -- Principal Executive Office Lease, California
     10.55(11)           -- C-3 Satellite Transponder Sub-Lease Agreement between
                            WTCI and DMX Inc.
     10.56(10)           -- Satellite Transponder Management Agreement between WTCI and DMX Inc., dated December 2, 1992
     10.57(10)           -- Satellite Transponder Management Agreement between WTCI and DMX Inc., dated January 27, 1993
     10.58(10)           -- Assignment and Assumption Agreement between WTCI and
                            ICT-Europe (without exhibits)
     10.59**(10)         -- Assignment Agreement between IDB and WTCI, dated January
                            21, 1993
     10.60(10)           -- Agreement between DMX Inc. and the American Society of
                            Composers, Authors & Publishers, dated December 20, 1991
     10.61**(10)         -- Agreement between DMX Inc. and Broadcast Music Inc.,
                            dated October 11, 1991, as supplemented and amended
     10.62**(10)         -- Agreement between DMX Inc. and SESAC, dated December 26,
                            1991
     10.63**(11)         -- Affiliation Agreement between DMX Inc. and Scripps
                            Howard, Inc. dated April 30, 1994
     10.64***(11)        -- Employment Agreement between DMX Inc. and Lon Troxel,
                            dated October 1, 1991, as amended.
     10.65***(11)        -- Employment Agreement between DMX Inc. and Keno Thomas,
                            dated January 24, 1994

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.66(11)           -- International Cablecasting Technologies Inc. Savings
                            Plan, as amended
     10.67(11)           -- Addendum to KBLCOM Affiliation Agreement
     10.68***(12)        -- Employment Agreement between DMX Inc. and DigiTempo,
                            Inc., dated October 17, 1994
     10.69***(12)        -- Employment Agreement between DMX Inc. and Doug Talley,
                            dated January 1, 1995
     10.70***(13)        -- Employment Agreement between DMX Inc. and Lon Troxel,
                            dated October 1, 1991, as amended September 16, 1996
     10.71*****(13)      -- Affiliation Agreement between DMX Inc. and PRIMESTAR
                            Partners, dated January 25, 1995
     10.72*****(13)      -- Affiliation Agreement between DMX Inc. and AlphaStar
                            Television Network, Inc., dated November 29, 1995
     10.73*****(13)      -- Stock Purchase and Shareholders Agreement between DMX
                            Inc., DMX-Europe (UK) Limited, DMX-Europe N.V. and Jerold
                            H. Rubinstein
     10.74(13)           -- Subscription and Shareholders Agreement between DMX Inc.,
                            Jerold H. Rubinstein and XTRA Music Limited
     10.75*****          -- Commercial License and Distribution Agreement between DMX
                            Inc. and DMX Canada Partnership, dated November 1, 1994
     10.76*****          -- Residential License and Distribution Agreement between
                            DMX Inc. and DMX-Canada (1995) Ltd., dated March 9, 1992,
                            as amended April 18, 1997
     10.77               -- Channel Distribution Agreement between DMX Inc. and XTRA
                            Music Limited, dated July 3, 1997
     10.78               -- Termination Certificate between DMX Inc. and Jerold H.
                            Rubinstein (Stock Purchase Agreement, dated December 18,
                            1996), dated July 3, 1997
     10.79               -- Termination Agreement between DMX Inc. and DMX-Europe
                            N.V., a Netherlands corporation (Technology License and
                            Services Agreement, Dated May 19, 1993), dated July 3,
                            1997
     10.80               -- Termination Agreement between DMX Inc. and DMX-Europe
                            N.V., a Netherlands corporation (Trademark Agreement,
                            dated May 19, 1993), dated July 3, 1997
     10.81               -- Assignment Agreement between DMX Inc. and Jerold H.
                            Rubinstein, dated July 8, 1997
     10.82***            -- Employment Agreement between DMX Inc. and Lon Troxel,
                            dated October 1, 1991, as amended August 22, 1997
     10.83               -- TCI Music, Inc. 1997 Stock Incentive Plan
     11.1                -- Statement Regarding Computation of Per Share Earnings
                            (included in DMX Inc.'s Financial Statements)
     21.1                -- Listing of All Subsidiaries of DMX Inc.
     27.                 -- Financial Data Schedule

---------------

   (1) Incorporated by Reference to DMX Inc.'s Registration Statement on Form S-1, July 10, 1990, file #33-35690

   (2) Incorporated by Reference to DMX Inc.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-1, May 24, 1991, file #33-35690

   (3) Incorporated by Reference to DMX Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on October 15, 1990, file #33-35690

   (4) Incorporated by Reference to DMX Inc.'s Amendment No. 2 to Registration Statement on Form S-1, September 28, 1990, file #33-35690

   (5) Incorporated by Reference to DMX Inc.'s Amendment No. 1 to Registration Statement on Form S-1, August 31, 1990, file #33-35690

   (6) Incorporated by Reference to DMX Inc.'s Registration Statement on Form S-1, February 24, 1992, file #33-35690

   (7) Incorporated by Reference to DMX Inc.'s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, August 15, 1991, file #33-35690

   (8) Incorporated by Reference to DMX Inc.'s 1992 10-K, December 13, 1992

   (9) Incorporated by Reference to DMX Inc.'s 1993 Registration Statement on Form S-8, May 3, 1993

  (10) Incorporated by Reference to DMX Inc.'s 1993 10-K, December 23, 1993

  (11) Incorporated by Reference to DMX Inc.'s 1994 10-K, December 29, 1994

  (12) Incorporated by Reference to DMX Inc.'s 1995 10-K, January 9, 1996

  (13) Incorporated by Reference to DMX Inc.'s 1996 10-K, January 14, 1997

     * Indicates exhibit number of document in original filing

    ** DMX Inc. has received confidential treatment for a portion of the referenced exhibit

   *** Indicates Management Contract

  **** Indicates Compensatory Plan

 ***** DMX Inc. has requested confidential treatment for a portion of the referenced exhibit

                                    DMX INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 1997 AND SEPTEMBER 30, 1996

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                                    DMX INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Financial Statements of DMX Inc.:
  Consolidated Balance Sheets -- June 30, 1997 and September
     30, 1996...............................................  F-3
  Consolidated Statements of Operations -- Nine months ended
     June 30, 1997 and 1996 (unaudited) and years ended
     September 30, 1996 and 1995............................  F-4
  Consolidated Statements of Stockholders' Deficit -- Nine
     months ended June 30, 1997 and years ended September
     30, 1996 and 1995......................................  F-5
  Consolidated Statements of Cash Flows -- Nine months ended
     June 30, 1997 and 1996 (unaudited) and years ended
     September 30, 1996 and 1995............................  F-6
  Notes to Consolidated Financial Statements................  F-7
Financial Statement Schedules have not been provided as any
  required information has been included in the financial
  statements and notes thereto

                          INDEPENDENT AUDITORS' REPORT

     We have audited the consolidated financial statements of DMX Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of DMX Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DMX Inc. and subsidiaries as of June 30, 1997 and September 30, 1996 and the results of their operations and their cash flows for the nine months ended June 30, 1997 and the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.

                                     KPMG PEAT MARWICK LLP

Los Angeles, California
September 26, 1997

                                    DMX INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND SEPTEMBER 30, 1996

                                          ASSETS
                                                                JUNE 30,      SEPTEMBER 30,
                                                                  1997            1996
                                                              -------------   -------------
Current assets, excluding DMX-Europe N.V.:
  Cash and cash equivalents.................................  $     664,340   $     928,399
  Prepaid expenses..........................................        827,233         464,545
  Equipment inventory.......................................        491,573         438,163
  Accounts receivable:
    Trade related party (note 2)............................      1,481,748       1,828,973
    Other trade.............................................      3,003,586       2,732,018
    Allowance for doubtful accounts (note 3)................       (450,455)       (251,247)
                                                              -------------   -------------
      Total current assets, excluding DMX-Europe N.V........      6,018,025       6,140,851
Current assets DMX-Europe N.V.:
  Cash......................................................        168,427         192,635
  Prepaid expenses..........................................             --         851,586
  Equipment inventory.......................................             --          98,517
  Accounts receivable (net).................................             --         435,480
                                                              -------------   -------------
      Total current assets DMX-Europe N.V...................        168,427       1,578,218
                                                              -------------   -------------
      Total current assets..................................      6,186,452       7,719,069
Investment in Galactic/TEMPO Sound (note 4).................        557,592         504,156
Property and equipment, net (note 6)........................      3,968,053       4,418,799
Property and equipment DMX-Europe N.V., net (note 6)........        164,120       1,475,189
Goodwill, net...............................................             --       4,535,658
Other assets................................................        109,678          99,148
                                                              -------------   -------------
         Total Assets.......................................  $  10,985,895   $  18,752,019
                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities, excluding DMX-Europe N.V.:
  Accounts payable..........................................  $   1,815,066   $   1,097,476
  Accrued liabilities (note 7)..............................      7,523,802       4,886,837
  Accrued obligations on disposal -- DMX-Europe N.V.........      2,826,950       1,468,530
  Note payable due to related party (note 8)................        731,611              --
  Current portion of capital lease obligation (note 11).....        571,600         410,108
                                                              -------------   -------------
         Total current liabilities, excluding DMX-Europe
           N.V..............................................     13,469,029       7,862,951
Current liabilities DMX-Europe N.V.:
  Accounts payable..........................................      1,014,269       7,284,664
  Accrued liabilities.......................................      1,525,461       1,488,492
  Investment in and advances to DMX-Europe (UK).............      6,590,754              --
                                                              -------------   -------------
         Total current liabilities DMX-Europe N.V...........      9,130,484       8,773,156
                                                              -------------   -------------
         Total current liabilities..........................     22,599,513      16,636,107
Deferred revenue............................................        308,895         295,461
Royalty payable (note 11)...................................      1,773,275       1,773,275
Note payable due to related party (note 8)..................      1,784,889              --
Capital lease obligation (note 11)..........................        821,548       1,401,426
Stockholders' deficit (note 9):
  Common Stock, $.01 par value. Authorized 100,000,000
    shares;
    issued 59,672,224 shares in 1997 and 1996...............        596,722         596,722
  Paid-in capital...........................................    136,895,686     136,758,259
  Accumulated deficit.......................................   (152,786,657)   (138,078,913)
  Foreign currency translation reserve......................       (429,973)        (52,315)
  Treasury stock, 85,630 shares, at cost....................       (578,003)       (578,003)
                                                              -------------   -------------
         Net stockholders' deficit..........................    (16,302,225)     (1,354,250)
Commitments and contingencies (note 11).....................             --              --
                                                              -------------   -------------
         Total Liabilities and Stockholders' Deficit........  $  10,985,895   $  18,752,019
                                                              =============   =============

          See accompanying notes to consolidated financial statements

                                    DMX INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996 AND YEARS ENDED SEPTEMBER 30, 1996 AND
                                      1995

                                                          JUNE 30,                    SEPTEMBER 30,
                                                 ---------------------------   ---------------------------
                                                     1997           1996           1996           1995
                                                 ------------   ------------   ------------   ------------
                                                                (UNAUDITED)
Subscriber fee revenues -- related party (note
  2)...........................................  $  6,907,044   $  6,648,371   $  9,086,434   $  7,695,978
Subscriber fee revenues -- other...............     6,902,393      5,033,936      6,972,671      4,920,380
Other revenue, net.............................       564,990        270,669        431,060        157,026
Revenue -- DMX-Europe N.V. (note 5)............     2,219,851        238,305        836,438             --
                                                 ------------   ------------   ------------   ------------
                                                   16,594,278     12,191,281     17,326,603     12,773,384
Operating expenses:
  General and administrative...................     5,312,343      3,945,166      5,803,043      5,511,615
  Sales and marketing..........................     5,320,841      6,672,658      8,570,141      7,438,023
  Studio and programming.......................     7,548,413      6,616,162      9,016,760      7,773,759
  International development....................            --            868          1,598        168,629
  Research and development.....................       630,263        588,506        778,047        725,164
  Stock bonus and option compensation..........       137,427        412,281        549,708        549,708
  Depreciation and amortization................     1,789,024      1,301,937      1,883,415      1,341,775
  Operating expenses -- DMX-Europe N.V.
    (note 5)...................................     8,489,238      2,110,020      5,740,289             --
  Loss on disposal of DMX-Europe N.V. (note
    5).........................................     1,737,554             --      7,153,278             --
                                                 ------------   ------------   ------------   ------------
                                                   30,965,103     21,647,598     39,496,279     23,508,673
         Net operating loss....................   (14,370,825)    (9,456,317)   (22,169,676)   (10,735,289)
Other income (expense):
  Equity in earnings of Galactic/TEMPO Sound
    (note 4)...................................       203,436        107,571        197,227        306,640
  Equity in loss of DMX-Europe N.V. (note 5)...            --    (11,853,686)   (11,853,686)   (13,271,599)
  Interest income..............................        23,918         95,720        111,610        282,234
  Interest expense.............................      (247,680)      (190,742)      (246,181)      (208,694)
  Interest expense DMX-Europe N.V. (note 5)....      (173,647)      (297,222)       (53,936)            --
  Other income.................................         1,519        451,976        172,270        779,866
  Other expense................................      (144,465)            --        (12,405)      (232,687)
                                                 ------------   ------------   ------------   ------------
                                                     (336,919)   (11,686,383)   (11,685,101)   (12,344,240)
         Net loss..............................  $(14,707,744)  $(21,142,700)  $(33,854,777)  $(23,079,529)
                                                 ============   ============   ============   ============
Loss per common share..........................  $      (0.25)  $      (0.46)  $      (0.68)  $      (0.60)
                                                 ============   ============   ============   ============
Weighted average number of common shares.......    59,586,594     46,308,220     49,675,569     38,505,107
                                                 ============   ============   ============   ============

          See accompanying notes to consolidated financial statements

                                    DMX INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
  NINE MONTHS ENDED JUNE 30, 1997 AND YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                        COMMON STOCK                                                     FOREIGN
                                    ---------------------                                               CURRENCY
                                    NUMBER OF                 PAID IN       ACCUMULATED    TREASURY    TRANSLATION
                                      SHARES      AMOUNT      CAPITAL         DEFICIT        STOCK       RESERVE        TOTAL
                                    ----------   --------   ------------   -------------   ---------   -----------   ------------
BALANCE AT SEPTEMBER 30, 1994.....  36,280,600   $362,806   $ 81,543,456   $ (81,144,607)  $(578,003)   $      --    $    183,652
Issuance of common stock..........   7,400,000     74,000     17,188,500              --          --           --      17,262,500
Cost of issuance..................          --         --        (70,958)             --          --           --         (70,958)
Accrued compensation (note 9).....          --         --        549,708              --          --           --         549,708
Foreign currency translation
  reserve.........................          --         --             --              --          --       26,390          26,390
Net loss..........................          --         --             --     (23,079,529)         --           --     (23,079,529)
                                    ----------   --------   ------------   -------------   ---------    ---------    ------------
BALANCE AT SEPTEMBER 30, 1995.....  43,680,600    436,806     99,210,706    (104,224,136)   (578,003)      26,390      (5,128,237)
Issuance of common stock..........  15,991,624    159,916     37,237,643              --          --           --      37,397,559
Cost of issuance..................         --          --       (239,798)             --          --           --        (239,798)
Accrued compensation (note 9).....         --          --        549,708              --          --           --         549,708
Foreign currency translation
  reserve.........................         --          --             --              --          --      (78,705)        (78,705)
Net loss..........................         --          --             --     (33,854,777)         --           --     (33,854,777)
                                    ----------   --------   ------------   -------------   ---------    ---------    ------------
BALANCE AT SEPTEMBER 30, 1996.....  59,672,224    596,722    136,758,259    (138,078,913)   (578,003)     (52,315)     (1,354,250)
Accrued compensation (note 9).....         --          --        137,427              --          --           --         137,427
Foreign currency translation
  reserve.........................         --          --             --              --          --     (377,658)       (377,658)
Net loss..........................         --          --             --     (14,707,744)         --           --     (14,707,744)
                                    ----------   --------   ------------   -------------   ---------    ---------    ------------
BALANCE AT JUNE 30, 1997..........  59,672,224   $596,722   $136,895,686   $(152,786,657)  $(578,003)   $(429,973)   $(16,302,225)
                                    ==========   ========   ============   =============   =========    =========    ============

          See accompanying notes to consolidated financial statements

                                    DMX INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996 AND YEARS ENDED SEPTEMBER 30, 1996 AND
                                      1995

                                                           JUNE 30,                    SEPTEMBER 30,
                                                  ---------------------------    --------------------------
                                                      1997           1996           1996           1995
                                                  ------------    -----------    -----------    -----------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss......................................  $(14,707,744)   (21,142,700)   (33,854,777)   (23,079,529)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization...............     2,462,259      1,413,479      2,229,646      1,341,775
    Dividend from Galactic/TEMPO Sound..........       150,000        150,000        150,000        300,000
    Equity in earnings of Galactic/TEMPO
      Sound.....................................      (203,436)      (107,571)      (197,227)      (306,640)
    Equity in loss of DMX-Europe N.V............            --     11,853,686     11,853,686     13,271,599
    Loss on disposal of DMX-Europe N.V..........     1,737,554             --      7,153,278             --
    Loss on disposal of property and
      equipment.................................        46,056             --             --             --
    Compensation expense for stock bonus and
      options...................................       137,427        412,281        549,708        549,708
    Provision for doubtful accounts.............       810,219             --        643,148        700,000
    (Increase) decrease in prepaid and other
      current assets............................        30,100       (827,469)      (947,596)        76,315
    Decrease in advances to DMX-Europe N.V......            --             --             --        490,296
    (Increase) in receivables...................      (777,726)    (1,995,712)    (1,077,525)      (715,015)
    (Increase) decrease in other assets.........       (42,810)        64,801         93,157       (111,250)
    Increase (decrease) in deferred revenue.....        13,434        (87,110)       (80,934)       (42,145)
    Increase in royalty payable.................            --        434,485        521,292        538,562
    Increase (decrease) in accounts payable and
      accrued liabilities.......................     8,823,660      2,369,520      4,035,653        (33,365)
                                                  ------------    -----------    -----------    -----------
         Net cash used in operating
           activities...........................    (1,521,007)    (7,462,310)    (8,928,491)    (7,019,689)
                                                  ------------    -----------    -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment, net.......    (1,055,213)    (1,050,754)    (1,519,444)      (954,101)
  Advances to DMX-Europe N.V., net..............            --       (681,846)      (681,846)    (2,044,311)
  Investment in preferred stock of DMX-Europe
    (UK) Limited................................            --     (6,440,000)    (6,440,000)    (3,500,000)
  Purchase of securities held to maturity.......                           --             --       (165,000)
  Proceeds from matured securities held to
    maturity....................................            --        165,000        165,000      2,279,738
                                                  ------------    -----------    -----------    -----------
         Net cash used in investing
           activities...........................    (1,055,213)    (8,007,600)    (8,476,290)    (4,383,674)
                                                  ------------    -----------    -----------    -----------
Cash flows from financing activities:
  Issuance of common stock, net.................            --     10,346,094     10,346,094     17,191,542
  Issuance of note payable due to related
    party.......................................     2,516,500             --             --             --
  Repayment of note payable to bank.............            --        (45,000)       (45,000)      (240,000)
  Repayment of note payable.....................            --             --             --       (181,455)
  Repayment of principal portion of capital
    lease obligation............................      (228,547)      (295,210)      (397,398)      (228,225)
                                                  ------------    -----------    -----------    -----------
         Net cash provided by financing
           activities...........................     2,287,953     10,005,884      9,903,696     16,541,862
                                                  ------------    -----------    -----------    -----------
         Net (decrease) increase in cash and
           cash equivalents.....................      (288,267)    (5,464,026)    (7,501,085)     5,138,499
Cash and cash equivalents, beginning of
  period........................................     1,121,034      8,622,119      8,622,119      3,483,620
                                                  ------------    -----------    -----------    -----------
Cash and cash equivalents, end of period........  $    832,767      3,158,093      1,121,034      8,622,119
                                                  ============    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements

                                    DMX INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NINE MONTHS ENDED JUNE 30, 1997 AND YEARS ENDED SEPTEMBER 30, 1996 AND 1995

(1) INCORPORATION AND NATURE OF BUSINESS.

     DMX Inc., formerly International Cablecasting Technologies Inc. ("ICT"), was incorporated under the laws of the state of Delaware in May 1990, to accomplish a corporate reorganization which effected a change of situs of its predecessor company of the same name (ICT-Canada). ICT-Canada was incorporated pursuant to the Company Act (British Columbia) on April 26, 1979, by registration of its Memorandum and Articles under the name Can-Am Entertainment Corporation. On November 14, 1986, its name was changed to International Cablecasting Technologies Inc. On April 27, 1995, ICT changed its name to DMX Inc.

     DMX Inc. is primarily engaged in programming, distributing and marketing a digital music service; Digital Music Express(R) (DMX(R)), which provides continuous 24-hours-per-day commercial free, CD quality music programming.

     On July 11, 1997, DMX Inc. and TCI Music, Inc. ("TCI Music"), a wholly owned subsidiary of Tele-Communications, Inc. ("TCI"), consummated a merger pursuant to an Agreement and Plan of Merger, dated February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997 (the "Merger Agreement"), among DMX Inc., TCI, TCI Music and TCI Merger Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of TCI Music, whereby Merger Sub was merged with and into DMX Inc. (the "Merger") with DMX Inc. as the surviving corporation and TCI Music became the successor Registrant to DMX Inc. Such Merger was deemed effective July 1, 1997 for accounting purposes.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

ACCOUNTING PRINCIPLES AND CONSOLIDATION.

     The consolidated financial statements include the accounts of DMX Inc. and its wholly owned subsidiaries, TEMPO Sound, 450714 B.C. Ltd. and DMX-Europe N.V. and subsidiary ("DMX-E"). DMX-Europe (UK) Limited was deconsolidated as of June 30, 1997 as discussed in note 5. All material intercompany balances and transactions have been eliminated.

GOODWILL.

     Goodwill was calculated as the purchase price of DMX-E less the fair value of net assets acquired and is being amortized over 20 years. Goodwill will be eliminated upon the ultimate disposition of DMX-E pursuant to DMX Inc.'s plan to dispose of its operations as described in note 5. In connection with the anticipated disposal of operations and considering the terms of such agreements goodwill was reduced by $5,685,000 due the impairment of its value during the fiscal year ended September 30, 1996. Due to the deconsolidation of DMX-Europe
(UK) Limited as discussed in note 5, goodwill was incorporated with the investment in and advance to DMX-Europe (UK) in the accompanying balance sheet as of June 30, 1997.

REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     DMX Inc. recognizes revenue based upon subscriber levels for affiliate sales and the contract terms for its direct sales. The calculation of subscriber levels for affiliate sales is based on billing and sales information provided by its affiliates. Direct sales revenue is recognized beginning at inception of service ratably over the contract terms. DMX Inc. analyzes subsequent cash receipts and other data to determine the adequacy of its allowance for doubtful accounts.

     Accounts receivable and subscriber fee revenue from related party consists of receivables and revenues due from TCI and its affiliates. At June 30, 1997, TCI held 45.7% of the outstanding common stock of DMX Inc. (see note 12 "Recent Developments"). Total subscriber fee revenue from TCI for the nine months ended June 30, 1997 and 1996 and the fiscal years ended September 30, 1996 and 1995 represented approximately 50%, 57%, 56%, and 61%, respectively, of total subscriber fee revenue.

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INVENTORY.

     Inventory consisted of receivers, amplifiers, compact disc players, compact discs and packaging material and is valued at the lower of cost (determined on a first-in, first-out method) or estimated net realizable value.

INVESTMENT IN GALACTIC/TEMPO SOUND PARTNERSHIP.

     DMX Inc.'s 50% investment in Galactic/TEMPO Sound, a partnership with Galactic Radio Partners, Inc., is accounted for using the equity method. The 50-50 joint venture commenced July 16, 1990, providing basic cable audio programming to cable television system operators.

PROPERTY AND EQUIPMENT.

     Property and equipment is carried at cost and is depreciated over the estimated useful lives of three to six years using the straight-line method. Leasehold improvements are carried at cost and are depreciated over the shorter of the estimated five-year useful life of the related asset or the term of the lease.

INCOME TAXES.

     DMX Inc. accounts for income taxes under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109"), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FOREIGN CURRENCY TRANSLATION RESERVE.

     Unrealized gains and losses resulting from the translation of financial statements are reflected as a separate component of stockholders' equity.

LOSS PER SHARE.

     The loss per share has been calculated by dividing the loss for the period by the weighted average number of common shares issued and outstanding during the period. Outstanding share options, awards and shares contingently issuable under equity participation agreements have not been considered in the computation as their impact on the net loss per common share would be antidilutive.

CASH EQUIVALENTS.

     Cash equivalents include highly liquid investments with an original maturity of three months or less.

CASH FLOW INFORMATION.

     Cash payments for interest in the nine months ended June 30, 1997 and fiscal years ended September 30, 1996 and 1995 were $247,700, $246,200 and $236,500, respectively. Foreign currency translation was $377,658 for the nine months ended June 30, 1997, $78,705 and $26,390 for the fiscal years ended September 30, 1996 and 1995, respectively.

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

USE OF ESTIMATES.

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the accrual of music rights and royalties, and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK.

     DMX Inc.'s accounts receivable balance is comprised primarily of amounts due from cable system operators, with the majority due from its largest customer, TCI.

STOCK OPTIONS.

     Prior to January 1, 1996, DMX Inc. accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, DMX Inc. adopted Statement of Financial Accounting Standard No. 109, "Accounting for Stock-Based Compensation" (SFAS No. 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. DMX Inc. has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

RECLASSIFICATIONS.

     Certain reclassifications of prior period amounts have been made to conform to the current year's reporting format.

(3) ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     A summary of the activity of the allowance for doubtful accounts for the nine months ended June 30, 1997 and fiscal years ended September 30, 1996 and 1995 follows:

                                                                    FOR THE YEARS ENDED
                                                 NINE MONTHS           SEPTEMBER 30,
                                                ENDED JUNE 30,    -----------------------
                                                     1997            1996          1995
                                                --------------    -----------    --------
Balance, beginning of period..................    $ 251,247       $   856,802    $156,802
Provision for doubtful accounts...............      810,219           643,148     700,000
Accounts charged-off..........................     (611,011)       (1,248,703)         --
                                                  ---------       -----------    --------
Balance, end of period........................    $ 450,455       $   251,247    $856,802
                                                  =========       ===========    ========

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4) INVESTMENT IN GALACTIC/TEMPO SOUND PARTNERSHIP.

     The summarized balance sheet and operating data as of and for the nine months ended June 30, 1997, and the twelve months ended September 30, 1996, of the Galactic/TEMPO Sound partnership follows:

                                 NINE MONTHS ENDED    TWELVE MONTHS ENDED    TWELVE MONTHS ENDED
                                   JUNE 30, 1997      SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                    (UNAUDITED)           (UNAUDITED)            (UNAUDITED)
                                 -----------------    -------------------    -------------------
Current assets...............       $   945,000           $   890,000            $   828,804
Non-current assets...........           225,000               144,000                186,747
Current liabilities..........            55,000                26,000                101,694
Partners' capital............         1,115,000             1,008,000                913,857
Partners' draws for the
  period.....................          (300,000)             (300,000)              (600,000)
Revenues.....................         1,769,000             2,227,000              1,903,000
Operating expenses...........        (1,362,000)           (1,833,000)            (1,290,000)
Net income...................       $   407,000           $   394,000            $   613,000
                                    ===========           ===========            ===========

(5) INVESTMENT AND DISPOSITION OF DMX-EUROPE N.V. AND SUBSIDIARY.

     The summarized operating data for the nine months ended June 30, 1997 and the years ended September 30, 1996 and 1995, of DMX-Europe N.V. and subsidiary follows:

                                            NINE MONTHS         FOR THE YEAR ENDED
                                               ENDED              SEPTEMBER 30,
                                             JUNE 30,      ----------------------------
                                               1997            1996            1995
                                            -----------    ------------    ------------
STATEMENTS OF OPERATIONS DATA:
Revenue.................................    $ 2,219,851    $  1,559,262    $    151,176
Operating, selling, general and
  administrative expenses (including
  intercompany expenses of $867,763 for
  the nine months ended June 30, 1997
  and $351,786 for the year ended
  September 30, 1996)...................      8,706,261      15,594,979      16,500,784
  Depreciation and amortization.........        673,234         909,022         541,678
                                            -----------    ------------    ------------
Operating loss..........................     (7,159,644)    (14,944,739)    (16,891,286)
Interest expense (including intercompany
  expenses of $1,362,804 for the nine
  months ended June 30, 1997 and
  $874,250 for the year ended September
  30, 1996).............................     (1,536,451)     (3,115,621)     (2,876,252)
  Other.................................         22,494          22,851          54,519
                                            -----------    ------------    ------------
          Net loss......................    $(8,673,601)   $(18,037,509)   $(19,713,019)
                                            ===========    ============    ============

DISPOSITION OF DMX-EUROPE N.V. AND SUBSIDIARY.

     DMX-Europe N.V. ("DMX-E NV") and its subsidiary DMX-Europe (UK) Limited ("DMX-E UK"), collectively ("DMX-E"), ceased operation on July 1, 1997. Due to the fact that DMX-E UK was placed into receivership and liquidation, DMX Inc. no longer has control over operations and activities, accordingly the accompanying balance sheet as of June 30, 1997 gives the effect of the deconsolidation of DMX-E UK. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-E NV, although inactive since July 1, 1997, is scheduled for liquidation proceedings to commence during the fourth calendar quarter of 1997.

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As a result of the DMX-E cessation of operations, the Subscription and Shareholder Agreement dated December 18, 1996 ("Definitive Agreements") between DMX Inc.; Mr. Jerold H. Rubinstein, an individual; and XTRA Music Limited, a corporation under laws of England ("XTRA") was put into place whereby the termination certificate was executed in July 1997, which terminated the Stock Purchase Agreement dated December 18, 1996 that provided the disposition of DMX-E to Mr. Jerold H. Rubinstein. Pursuant to the Definitive Agreement, DMX Inc. obtained a 10% interest in XTRA and a Channel Distribution Agreement was executed between XTRA and DMX Inc. The Channel Distribution Agreement provided XTRA an exclusive, five-year, royalty-free license to distribute the DMX Music service in Europe, the former Soviet Union and in the Middle East and the right to use DMX Inc.'s trade marks for two years. The music service is currently not being distributed by XTRA as Mr. Jerold H. Rubinstein is seeking financial partners.

     DMX Inc. has accounted for the effects of the disposal of DMX-E and accordingly has estimated the loss on the disposal of DMX-E of $1,737,554 and $7,153,278 in the consolidated statements of operations for the nine months ended June 30, 1997 and the year ended September 30, 1996, respectively. The loss on disposal of DMX-Europe NV reflected a write down of the assets to their estimated net realizable value at June 30, 1997. The loss on disposal for 1996 was estimated as the net investment of $5,720,000 and the incurrence of certain potential liabilities of $1,469,000 in conjunction with such disposal activities.

     DMX-E was formed by DMX Inc. to provide the necessary management, marketing services and operating structure for the distribution of Digital Music Express(R) ("DMX(R)"), throughout Europe. In 1993, TCI-Euromusic, Inc. ("TCI-E"), an indirect affiliate of TCI, acquired a 49% equity interest in DMX-E through the purchase of 49% of the outstanding common stock of DMX-E for $120,100, in addition to providing a $24.4 million credit facility which was used for the start-up costs and initial operations of DMX-E. DMX Inc. partially guaranteed the credit facility, and would be liable for one-half of the TCI-E's "loss" as defined, which was payable at the option of DMX Inc., in DMX Inc.'s Common Stock.

     On May 17, 1996, DMX Inc. consummated the merger of TCI-E (the "TCI-E Merger"), pursuant to the terms of the Agreement and Plan of Merger ("the Agreement"), dated August 28, 1995, as amended as of November 1, 1995 and January 17, 1996 among DMX Inc., TCI-E and United Artists Programming International, Inc. ("UAPI"), an indirect affiliate of TCI and owner of the outstanding shares of TCI-E. As a result of the TCI-E Merger, DMX Inc.acquired the remaining 49% interest in DMX-E.

     The TCI-E Merger was accounted for as a purchase and DMX Inc. issued 10,841,624 shares of its Common Stock to UAPI at a purchase price totaling $27,104,060. The purchase price less the fair value of TCI-E net assets acquired, resulted in goodwill of $10,415,701 which is being amortized over 20 years and was calculated as follows:

Purchase price..............................................  $27,104,060
Less book value of TCI-E net assets acquired................   (3,479,694)
                                                              -----------
                                                               23,624,366
Purchase price adjustments:
  To adjust the investment in DMX-E for losses recorded by
     TCI-E, which were also recognized by DMX Inc. based on
     the modified equity method of accounting...............   (9,026,263)
  To reverse allowance for uncollectible interest recorded
     by TCI-E at 49% of the interest accrued on the notes
     receivable.............................................   (4,213,793)
Other.......................................................       31,391
                                                              -----------
Goodwill....................................................  $10,415,701
                                                              ===========

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The accompanying consolidated balance sheets of DMX Inc. at June 30, 1997 and September 30, 1996 is consolidated with the accounts of DMX-E and the accompanying consolidated statements of operations and cash flows of DMX Inc. were consolidated with the accounts of DMX-E for the nine months ended June 30, 1997 and for the period from May 18, 1996 through September 30, 1996. Prior to May 18, 1996, DMX Inc. accounted for its investment in DMX-E using the modified equity method of accounting.

(6) PROPERTY AND EQUIPMENT.

     Property and equipment as of June 30, 1997 and September 30, 1996 consist of the following:

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 1997           1996
                                                              -----------   -------------
DMX INC.
Furniture and equipment.....................................  $ 4,398,935    $ 3,613,145
Leasehold improvements......................................      213,205        181,348
Studio equipment............................................    3,432,489      4,103,686
Music library...............................................    1,046,944        918,126
Computer system.............................................      571,410        556,411
                                                              -----------    -----------
                                                                9,662,983      9,372,716
Less accumulated depreciation and amortization..............   (5,694,930)    (4,953,917)
                                                              -----------    -----------
                                                              $ 3,968,053    $ 4,418,799
                                                              ===========    ===========

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 1997           1996
                                                              -----------   -------------
DMX-EUROPE
Furniture and equipment.....................................  $        --    $   344,224
Studio equipment............................................      164,120      2,041,021
Computer system.............................................           --        695,049
                                                              -----------    -----------
                                                                  164,120      3,080,294
Less accumulated depreciation and amortization..............           --     (1,605,105)
                                                              -----------    -----------
                                                              $   164,120    $ 1,475,189
                                                              ===========    ===========

     Studio equipment with a net book value of $137,000, net of accumulated depreciation of $583,000 was leased to DMX-E for a monthly fee of approximately $23,000, and was written off at June 30, 1997. Lease income related to leased equipment to DMX-E for the period from October 1, 1995 through May 17, 1996, and the fiscal year ended September 30, 1995 was approximately $172,000 and $245,000, respectively, and was included in other income. For the nine months ended June 30, 1997 and the period from May 18, 1996 through September 30, 1996, the lease income of approximately $160,000 and $103,000, respectively, was eliminated in consolidation.

     Studio equipment of $948,000, net of accumulated depreciation of $1,248,000, at June 30, 1997 was financed under the capital lease obligation.

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7) ACCRUED LIABILITIES.

     Accrued liabilities as of June 30, 1997 and September 30, 1996 were comprised of the following:

                                                              JUNE 30,     SEPTEMBER 30,
                                                                1997           1996
                                                             ----------    -------------
Accrued music right royalties..............................  $2,920,285      1,574,449
Accrued marketing credits..................................   2,305,240      2,575,408
Accrued legal fees.........................................     496,750        102,338
Accrued payroll............................................     564,532         75,831
Accrued employee benefits..................................     319,076        205,347
Deferred rent..............................................     231,020         83,784
Other accrued expenses.....................................     686,899        269,680
                                                             ----------     ----------
                                                             $7,523,802      4,886,837
                                                             ==========     ==========

ACCRUED MUSIC RIGHT ROYALTIES.

     DMX Inc. licenses rights to re-record and distribute music from a variety of sources and pays royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and the Society of European Stage Authors and Composers ("SESAC"). DMX Inc. has separate agreements with ASCAP, BMI and SESAC for residential and commercial distribution. Certain of the agreements are being negotiated on an industrywide basis mainly over new rate structures that may require retroactive rate increases. DMX Inc. has continued to accrue royalties that are under negotiations based on its best estimate, after consultation with counsel and consideration of the terms and rates of the expired contracts.

     The Digital Performance Right in Sound Recordings Act of 1995 ("1995 Act") was signed into law on November 1, 1995. The 1995 Act establishes the right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings by means of subscription service digital transmissions. The 1995 Act provides a compulsory license for noninteractive subscription services. An arbitration proceeding relating to residential digital music distribution is pending before the United States Copyright Office. The purpose of the proceeding is to determine the statutory license royalty rate to be paid under the 1995 Act by DMX Inc. and other digital music residential subscription services on services transmitted on non-business subscribers. The rate charged is retroactive to February 1996 and is contingent on the negotiated rate agreed to as result of the arbitration proceeding. DMX Inc. has been accruing royalties at an estimated rate of 3% of residential subscriber fee revenue since such date after consultation with counsel.

ACCRUED MARKETING CREDITS.

     Accrued marketing credits at June 30, 1997 and September 30, 1996 of $2,305,240 and $2,575,408, respectively, related to a certain license fee arrangement. In July 1997, the total marketing credits were satisfied in full through a cash payment of $855,436 and offset of certain license fees due to DMX Inc.

(8) NOTE PAYABLE RELATED PARTY.

     On February 6, 1997 DMX Inc. entered into a loan and security agreement with TCI which provides DMX Inc. up to $3.5 million. The loan proceeds were used to purchase and/or reimburse DMX Inc. for equipment and certain costs related to obtaining commercial customers. The loan, as amended on May 29, 1997, bears interest at a rate of 12.5% per annum and is to be paid in 34 equal monthly installments

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

commencing September 1, 1997. At June 30, 1997 the principal balance outstanding was approximately $2,420,000 and accrued interest was approximately $97,000.

(9) STOCKHOLDERS' DEFICIT.

STOCK OPTIONS AND COMMITMENTS.

     DMX Inc. has issued options to purchase Common Stock to certain directors, officers and employees under various stock option plans. The option prices represent fair market values at the date of grant. Transactions in stock options under these plans are summarized as follows:

                                   SHARES                     OPTION PRICE
                                  ---------                   ------------
Outstanding options at September
  30, 1994......................  3,095,833    $1.95 - $6.25 per share, expiring on
                                               various dates, December 31, 1996 to July
                                                 1, 2006.
Options issued..................  1,631,250    $2.00 - $3.25 per share
Options expired and
  terminated....................   (331,250)   $3.25 - $5.625 per share
                                  ---------
Outstanding options at September
  30, 1995......................  4,395,833    $1.95 - $6.25 per share, expiring on
                                               various dates, December 31, 1996 to July
                                                 1, 2006.
Options issued..................    100,000    $2.563 per share
Options expired and canceled....   (230,000)   $2.563 - $4.180 per share
Options exercised...............   (150,000)   $1.95 per share
                                  ---------
Outstanding options at September
  30, 1996......................  4,115,833    $1.95 -- $6.25 per share, expiring on
                                               various dates, December 31, 1996 to July
                                                 1, 2006.
Options expired.................   (531,250)   $1.95 - $5.75 per share
                                  ---------
Outstanding options at June
  30,1997.......................  3,584,583
                                  =========    $2.063 - $6.25 per share, expiring on
                                               various dates, June 30, 1998 to July 1,
                                                 2006.

     At June 30, 1997, options to purchase 3,584,583 shares were exercisable at prices ranging from $2.063 to $6.25 per share and include options to purchase 400,000 shares that were exercisable prior to July 11, 1997 due to the acceleration of options. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the Merger. (See note 12 "Recent Developments".) Exercisable options held by officers and directors of DMX Inc. at June 30, 1997 totaled 3,373,333.

ACCOUNTING FOR STOCK BASED COMPENSATION.

     The per share fair value of stock options granted during the years ended September 30, 1996 and 1995 ranged from $1.69 to $2.69 on the date of grant using the Black Scholes option-pricing model. There were no options granted during the nine months ended September 30, 1997. DMX Inc. applies APB Opinion No. 25 in accounting for its Plans and accordingly, no compensation cost was recognized to the extent the exercise price of the stock options equaled the fair value. Had DMX Inc. determined compensation cost based on the fair

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

value at the grant date for its stock options under SFAS No. 123, DMX Inc.'s net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                     YEAR ENDED
                                            NINE MONTHS            SEPTEMBER 30,
                                               ENDED        ----------------------------
                                           JUNE 30, 1997        1996            1995
                                           -------------    ------------    ------------
Net loss
  As reported............................  $(14,707,744)     (33,854,777)    (23,079,529)
  Pro forma..............................   (15,216,002)     (34,363,035)    (23,574,673)
Net loss per share
  As reported............................         (0.25)           (0.68)          (0.60)
  Pro forma..............................         (0.26)           (0.69)          (0.61)
Weighted average common stock and common
  stock equivalents outstanding..........    59,586,594       49,675,569      38,505,107

     Pro forma net income reflects only options granted during the years ended September 30, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

STOCK BONUS AND OPTION COMPENSATION.

     Stock bonus expense included $137,427 and $412,281 for the nine months ended June 30, 1997 and 1996, respectively, and $549,708 of compensation for each of the years ended September 30, 1996 and 1995, related to the 1992 extension of the exercise date of an option issued in October 1990. The exercise date was extended from 1993 to December 31, 1996 and represented an option to purchase 350,000 shares of common stock granted to Jerold H. Rubinstein, Chairman and Chief Executive Officer ("Chairman and CEO"). During the fiscal year ended September 30, 1996, options to purchase 150,000 shares were exercised and at December 31, 1996 the remaining options to purchase 200,000 shares expired.

COMMON STOCK.

     During 1996, DMX Inc. completed private placements with certain related parties. Stephen A. Wynn, a director of DMX Inc., acquired 500,000 shares at
2.00 per share on March 15, 1996. TCI acquired 4,500,000 shares at 2.00 per share on May 17, 1996 and was issued 10,841,624 shares valued at $2.50 per share in DMX Inc. merger with TCI-E. In addition, TCI bought Stephen A. Wynn's 5,200,000 shares in DMX Inc. for 2.00 per share.

(10) INCOME TAXES.

     At June 30, 1997, DMX Inc. had approximately $86,000,000 of net operating loss carryforwards for U.S. Federal income tax reporting purposes, expiring in years 2001 through 2012. The net operating loss carryforward for U.S. Federal income tax purposes does not include deductions for the following: equity in loss of DMX-E and option compensation, offset partially by a deduction of executive compensation resulting from the exercise of stock options for U.S. Federal income tax purposes. The amount of U.S. income tax loss carryforwards available to offset U.S. taxable income in any year may be limited under Section 382 of the Internal Revenue Code of 1986 ("Code"), as amended, which limits the amount of loss carryforwards that may be utilized in any particular tax period when a "change of control" of DMX Inc. has occurred for U.S. tax purposes.

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Any deferred tax amount relating to the net operating loss carryforwards, or any other deferred tax asset, has been fully offset by a valuation allowance. Accordingly, no income tax benefit has been recorded.

(11) COMMITMENTS AND CONTINGENCIES.

CAPITAL LEASE WITH RELATED PARTY.

     DMX Inc. has an equipment lease with the National Digital Television Center, Inc., a subsidiary of TCI ("NDTC"), for the equipment at the studio and uplinking facility in Littleton, Colorado. The outstanding balance of the capital lease obligation at June 30, 1997 was $1,386,000 with terms that extends through the year 2000, at an interest rate of 9.5%. The related studio equipment had a net book value of $948,000 at June 30, 1997 and is included in Property and Equipment in the accompanying consolidated balance sheets.

OPERATING LEASE COMMITMENTS.

     DMX Inc. is obligated under various operating leases for office space, uplinking and satellite services. Certain leases are cancelable subject to penalties. Total expenses under these leases were approximately $4,023,000 for the nine months ended June 30, 1997 and $5,324,000 and $5,097,000 for the fiscal years ended September 30, 1996 and 1995, respectively and are included in general and administrative, sales and marketing and studio expenses in the accompanying consolidated statements of operations.

     Minimum lease payments under the capital and operating leases at June 30, 1997 follows:

                                                          OPERATING LEASES
                                              CAPITAL       WITH RELATED     OPERATING LEASES
                                               LEASE          PARTIES          WITH OTHERS
                                             ----------   ----------------   ----------------
1998.......................................  $  569,600       4,535,800            770,900
1999.......................................     564,000       4,519,000            704,400
2000.......................................     552,600       3,913,300            681,600
2001.......................................          --       2,258,400            670,100
Thereafter.................................          --       7,904,400                 --
                                             ----------     -----------         ----------
Total minimum lease payments...............  $1,686,200      23,130,900          2,827,000
                                             ==========     ===========         ==========
Less amounts representing interest.........    (293,100)
                                             ==========
Present value of net minimum lease
  payments.................................  $1,393,100
                                             ==========

     The operating leases with related parties include the lease of studio facilities in Colorado and uplinking and satellite services from WTCI. Total expenses under leases with related party were $3,392,000 for the nine months ended June 30, 1997 and $4,831,000 and $4,489,000 for the fiscal years ended September 30, 1996 and in 1995.

MANUFACTURING COMMITMENTS AND ROYALTY PAYABLE.

     DMX Inc. and Scientific-Atlanta, Inc. ("S-A"), had an agreement with respect to the manufacture, distribution and servicing of the DM-2000 tuners and DMX-DJ's. DMX Inc. was not obligated to purchase or guarantee the purchase of any minimum number of tuners or DMX-DJ's, but S-A was the exclusive tuner manufacturer in the U.S. and Canada and earned a royalty of approximately five percent (5%) of DMX Inc.'s premium audio service revenues until August 1996. No payments are required until DMX Inc. achieves "operating breakeven", as defined in the agreement.

     DMX Inc. and Comstream Corporation ("Comstream"), have an agreement with respect to the manufacture, distribution and servicing of the DR-200 Digital Satellite Receiver. DMX Inc. has guaranteed

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the purchase of 50,000 digital satellite receivers by DMX Inc., its approved customers and/or affiliates within 42 months after commencement of the agreement.

401(k) SAVINGS PLAN.

     DMX Inc. maintains a qualified defined contribution 401(k) savings plan. Prior to January 1, 1995 eligible participants vested 100% in employer matching contributions of 10% of the participants pretax deferrals invested in DMX Inc.'s common stock. Subsequent to January 1, 1995, eligible participants vest in employer matching contributions of 10% of the participants pretax deferrals invested in DMX Inc.'s common stock in accordance with the vesting schedule as defined in the agreement. The discretionary employer matching contribution was 10 percent of the participants pretax deferrals invested in DMX Inc.'s common stock. For the nine months ended June 30, 1997, DMX Inc.'s employee benefit expense for matching contributions totaled $3,550.

PARENT GUARANTEES.

     DMX Inc. has guaranteed certain contracts of DMX-E related to their uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against DMX Inc. under the guarantees. A claim under the guaranty of DMX-E's obligation to indemnify British Sky Broadcasting under the uplink services agreement could potentially approximate $1.3 million which is included in the loss on disposal of DMX-E in the accompanying consolidated statement of operations. DMX Inc. has also guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft Fur Elektronische Kommunikation mbH and the related side letter agreement. DMX Inc. cannot estimate the amount of any potential claims at this time under such guarantee; however, such liabilities could have a material adverse effect upon the financial position and results of operation of DMX Inc.

     As described in note 5, "Investment in and Disposition of DMX-Europe N.V. and Subsidiary", DMX-E ceased operations and DMX-Europe (U.K.) Limited was put into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX- Europe NV, although inactive since July 1, 1997, has not yet been put into liquidation; however, these proceedings are scheduled to commence during the fourth calendar quarter of 1997. In such circumstances, claims may be filed under the guarantees discussed above or other claims may be asserted.

LEGAL ACTIONS.

     From time to time DMX Inc. may be a party to legal actions arising in the ordinary course of business, including claims by former employees. In the opinion of DMX Inc.'s management, after consultation with counsel, except as set forth in the next paragraph, disposition of such matters are not expected to have a material adverse effect upon the financial position, results of operations or liquidity of DMX Inc.

     On September 8, 1996, a purported class action lawsuit entitled Brickell Partners v. Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman, Menon Bhaskar, DMX Inc., and Tele-Communications, Inc. (Civil Action No. 15206) was filed in the Delaware Chancery Court alleging, among other things, that the proposed acquisition of DMX Inc. by TCI is wrongful, unfair and harmful to DMX Inc.'s public stockholders and seeking to enjoin the consummation of the Merger. DMX Inc. believes that this action is without merit and intends to defend it vigorously.

     On July 23, 1997, Jeri L. Amstutz, a former employee of DMX Inc., filed a complaint in Superior Court of California, County of Los Angeles, Jeri L. Amstutz v. DMX Inc., Otis Smith, Jerold Rubinstein and Does 1 to 100. The plaintiff alleges certain wrongful employment practices. The plaintiff seeks compensatory damages

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for lost wages and benefits, foreseeable consequential and incidental damages in an unspecified amount, as well a attorneys' fees, costs and prejudgment interest. The plaintiff also seeks punitive damages and damages for emotional distress (and similar harm) in unspecified amounts which the plaintiff claims to believe will exceed $2,000,000.

     On July 23, 1997, Marnie Tenden, a former employee of DMX Inc., filed a complaint in Superior Court of California, County of Los Angeles, Marnie Tenden
v. DMX Inc., Otis Smith, Jerold Rubinstein and Does 1 to 100, which alleges sex discrimination and retaliatory harassment. The plaintiff seeks compensatory damages for lost wages and benefits, foreseeable consequential and incidental damages, as well as attorneys' fees, costs and prejudgment interest. The plaintiff also seeks punitive damages and damages for emotional distress (and similar harm) in unspecified amounts which the plaintiff claims to believe will exceed $500,000.

(12) RECENT DEVELOPMENTS.

     On July 11, 1997, DMX Inc. and TCI Music consummated a merger pursuant to the Merger Agreement, among DMX Inc., TCI, TCI Music and Merger Sub, whereby Merger Sub was merged with and into DMX Inc. with DMX Inc. as the surviving corporation.

     In connection with the Merger, TCI and TCI Music entered into a Contribution Agreement dated July 11, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of Series B Common Stock, par value $0.01 per share, of TCI Music and a promissory note in the amount of $40 million; (ii) until December 31, 2006 certain subsidiaries of TCI will transfer to TCI Music the right to receive all revenue from sales of DMX music services to their residential and commercial subscribers, net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of the revenue otherwise payable to DMX as license fees for DMX music services under affiliation agreements currently in effect; (iii) TCI contributed to TCI Music certain digital commercial tuners that are not in service; and (iv) TCI granted to each stockholder of DMX Inc. who became a stockholder of TCI Music pursuant to the Merger, one right (a "Right") with respect to each whole share of Series A Common Stock, $.01 par value per share, of TCI Music ("TCI Music Series A Common Stock") acquired by such stockholder in the Merger pursuant to the terms of the Rights Agreement among TCI, TCI Music and the Bank of New York, as Rights Agent. Each Right entitles the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock at a purchase price of $8.00 per share, payable at the election of TCI, in cash, a number of shares of Tele-Communications, Inc. Series A TCI Group Common Stock ("Series A TCI Group Common Stock") having an equivalent value or a combination thereof, if during the one-year period beginning on July 11, 1997, the effective date of the Merger, the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days.

     Upon consummation of the Merger, each outstanding share of common stock, $.01 par value per share, of DMX Inc.was converted into the right to receive (i) one-quarter share of TCI Music Series A Common Stock, (ii) one Right with respect to each whole share of TCI Music Series A Common Stock and (iii) cash in lieu of fractional shares of TCI Music Series A Common Stock and Rights. Until the Rights expire or are exercised, the Rights will be evidenced by a legend on the certificates for shares of TCI Music Series A Common Stock issued in the Merger. Accordingly, the Rights associated with the shares of TCI Music Series A Common Stock will be represented solely by, and will not be separable from, such shares of TCI Music Series A Common Stock, and the surrender or transfer of any such certificate for shares of TCI Music Series A Common Stock will also constitute the surrender or transfer of the Rights associated with the TCI Music Series A Common Stock represented by such certificate.

     The outstanding shares of TCI Music Series A Common Stock represent approximately 19.25% of, and 2.3% of the voting power related to, the total outstanding shares of TCI Music Series A Common Stock and

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

TCI Music Series B Common Stock (together, the "TCI Music Common Stock"); and the outstanding shares of TCI Music Series B Common Stock represent approximately 80.75% of, and 97.7% of the voting power related to the total outstanding shares of TCI Music Common Stock. TCI beneficially owns approximately 45.7% of the outstanding shares of TCI Music Series A Common Stock and 100% of the outstanding shares of TCI Music Series B Common Stock, which TCI ownership collectively represents approximately 89.6% of the outstanding shares of TCI Music Common Stock and 98.7% of the voting power of the outstanding shares of TCI Music Common Stock.

     Effective July 11, 1997, TCI Music, as the successor registrant to DMX Inc. determined to change its fiscal year end from September 30 to December 31, and reports the nine month transition period ended June 30, 1997 on Form 10-K.

     TCI Music, TCI Music Acquisition Sub, Inc., a Florida corporation and a wholly-owned subsidiary of TCI Music ("Acquisition Sub"), and The Box Worldwide, Inc., a Florida corporation ("The Box"), have entered into an Agreement and Plan of Merger dated as of August 12, 1997 (the "Box Merger Agreement"). Pursuant to the Box Merger Agreement, Acquisition Sub will be merged with and into The Box with The Box as the surviving corporation (the "Box Merger"). Outstanding shares of common stock of The Box will be converted into a number of shares of TCI Music Series A Convertible Preferred Stock ("Music Preferred Stock") based on the formula described below, and all common stock of The Box outstanding immediately after the Box Merger (the number of which will be equal to the number of outstanding shares of common stock of The Box outstanding immediately before the Box Merger) will be owned by TCI Music. Unless converted into shares of common stock of The Box or unless the holder thereof exercises dissenters' rights under the Florida Business Corporation Act (the "FBCA"), the 1,666,667 shares of 6% Convertible Redeemable Preferred Stock of The Box will remain outstanding after the Box Merger.

     Consummation of the Box Merger will be subject to the satisfaction or waiver of various conditions, including, among others, the approval of the Box Merger by shareholders of The Box holding more than 75% of its voting shares and receipt of governmental and other third-party approvals and consents. There are no assurances that the Box Merger will be consummated.

     Common stock of The Box will be valued at $1.50 per share for purposes of the Box Merger, and each share of common stock of The Box will be convertible into the number of shares of Music Preferred Stock equal to the product of (i) $1.50 divided by the average trading price of the TCI Music Series A Common Stock over a period of 20 consecutive trading days ending on the third trading day prior to the closing of the Box Merger and (ii) one-third. Assuming that none of the holders of common stock of The Box exercise dissenters' rights under the FBCA, and that no outstanding options, warrants or other rights to acquire common stock of The Box are exercised prior to the Box Merger, the aggregate value of the consideration to be paid to the holders of common stock of The Box would be approximately $36 million. Each share of Music Preferred Stock will initially be convertible at the option of the holder into three shares of TCI Music Series A Common Stock subject to certain antidilution adjustments, and will be entitled to the number of votes equal to the number of votes equal to the number of shares of TCI Music Series A Common Stock into which the Music Preferred Stock is convertible on all matters submitted to TCI Music stockholders for a vote, voting together with the TCI Music Series A Common Stock and Series B Common Stock of TCI Music. Unlike the shares of TCI Music Series A Common Stock issued to former stockholders of DMX Inc., the shares of TCI Music Series A Common Stock into which the Music Preferred Stock is convertible will not have any rights associated therewith pursuant to which the holders thereof will have the right to require TCI to purchase their shares of Series A Common Stock.

     Three of The Box's shareholders, H.F. Lenfest, J. Patrick Michaels, Jr. and StarNet/CEA II Partners (the "Voting Shareholders") have entered into a Voting Agreement with TCI Music dated as of August 12, 1997 (the "Voting Agreement"). Pursuant to the Voting Agreement, the Voting Shareholders, who

                                    DMX INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

collectively beneficially own 60.5% of the outstanding shares of common stock of The Box, have agreed to vote such shares, which represent 56.7% of the voting stock of The Box, in favor of the adoption and approval of the Box Merger and to vote against any proposal that would compete or interfere with the Box Merger.

     On September 18, 1997, TCI Music and Paradigm Music Entertainment Company, a Delaware corporation ("Paradigm"), entered into a binding letter of intent (the "LOI"). Pursuant to the LOI, a wholly-owned subsidiary of TCI Music will be merged with and into Paradigm with Paradigm as the surviving corporation (the "Paradigm Merger"). Outstanding shares of common stock of Paradigm (other than shares with respect to which dissenters' rights have been demanded) will be converted into shares of TCI Music Series A Common Stock, and all common stock of Paradigm outstanding immediately after the Paradigm Merger will be owned by TCI Music.

     Consummation of the Paradigm Merger will be subject to the satisfaction or waiver of various conditions, including, among others, the approval of the Paradigm Merger by stockholders of Paradigm holding more than a majority of its voting shares and receipt of governmental and other third-party approvals and consents. There are no assurances that the Paradigm Merger will be consummated.

     The TCI Music Series A Common Stock to be issued to existing stockholders of Paradigm in connection with the Paradigm Merger will have an aggregate market value of approximately $24 million (determined by the average of the mean daily closing bid and asked prices of TCI Music Series A Common Stock during the 20 consecutive trading days ending on the third trading day prior to the closing of the Paradigm Merger). TCI Music will also either assume debt of, or contribute cash to, Paradigm in connection with the Paradigm Merger, in either case in the amount of approximately $5,000,000.

     Pursuant to the LOI, TCI Music loaned approximately $2.2 million, and is obligated to advance additional amounts of up to $550,000 per month for the months of October, November and December 1997 (collectively the "Advances"), to Paradigm to fund operations pending closing of the Paradigm Merger. The Advances bear interest at 10% per annum, are secured by all of Paradigm's assets, and are due and payable no later than June 30, 1998.

     At the effective time of the Paradigm Merger, Thomas McPartland, President and Chief Executive Officer of Paradigm, will be appointed President and Chief Executive Officer of, and will become a director of, TCI Music.

     Three of Paradigm's principal stockholders (the "Paradigm Voting Stockholders") have entered into a Voting Agreement with Paradigm and TCI Music dated as of September 18, 1997 (the "Paradigm Voting Agreement"). Pursuant to the Paradigm Voting Agreement, the Paradigm Voting Stockholders, who collectively beneficially own 39.2% of the outstanding shares of common stock of Paradigm have agreed to vote such shares, which represent 70.3% of the voting stock of Paradigm, in favor of the adoption and approval of the Paradigm Merger and to vote against any proposal that would compete or interfere with the Paradigm Merger.

     The Paradigm Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DMX Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TCI MUSIC, INC.
                                            (Registrant)

                                            By:      /s/ DAVID B. KOFF
                                              ----------------------------------
                                                        David B. Koff
                                                President and Chief Executive
                                                            Officer

October 9, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DMX Inc. and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                 /s/ LEO J. HINDERY                     Chairman of the Board                October 9, 1997
-----------------------------------------------------
                   Leo J. Hindery

                /s/ ROBERT R. BENNETT                   Director                             October 9, 1997
-----------------------------------------------------
                  Robert R. Bennett

                 /s/ DONNE F. FISHER                    Director                             October 9, 1997
-----------------------------------------------------
                   Donne F. Fisher

                  /s/ PETER M. KERN                     Director                             October 9, 1997
-----------------------------------------------------
                    Peter M. Kern

                  /s/ DAVID B. KOFF                     Director, President and Chief        October 9, 1997
-----------------------------------------------------     Executive Officer
                    David B. Koff

                  /s/ J.C. SPARKMAN                     Director                             October 9, 1997
-----------------------------------------------------
                    J.C. Sparkman

                  /s/ LON A. TROXEL                     Director                             October 9, 1997
-----------------------------------------------------
                    Lon A. Troxel

                /s/ STEPHEN M. BRETT                    Secretary, Vice President &          October 9, 1997
-----------------------------------------------------     General Counsel
                  Stephen M. Brett

                /s/ JOANNE WENDY KIM                    Vice President-Finance               October 9, 1997
-----------------------------------------------------     Principal Financial Officer and
                  Joanne Wendy Kim                        Principal Accounting Officer

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      2.1(1)             -- Form of Arrangement Agreement [2.1]*
      2.2(2)             -- Certificate of Discontinuance issued by Department of
                            Consumer and Corporate Affairs, Canada [2.2]*
      2.3(2)             -- Certificates of Domestication, Merger, Name Change and
                            Correction filed in Delaware by ICT-Canada and
                            ICT-Delaware to implement the Reorganization as of
                            September 28, 1990 [2.3]*
      3.1(12)            -- Amended and Restated Certificate of Incorporation of DMX
                            Inc.
      3.2(1)             -- Bylaws of the DMX Inc. [3.2]*
      4.1(3)             -- Articles IV, VI, VII, VIII, XI, XII of the Certificate of
                            Incorporation of the DMX Inc. (filed as part of Exhibit
                            3.1)
      4.2(1)             -- Articles II, III, VII and XI of the Bylaws of DMX Inc.
                            (filed as part of Exhibit 3.2)
      4.3(4)             -- Form of Agent's Warrant to Cruttenden & Company and
                            Robert S. London [4.3]*
      4.4(1)             -- Broker's Warrant to Merit Investment Corporation [4.4]*
      4.5(1)             -- Form of Option Agreement for Director, Officer and
                            Employee Options [4.5]*
      4.6(5)             -- TCI Equity Participation Agreement [4.6]*
      4.7(1)             -- Viacom Equity Participation Agreement [4.7]*
      4.8(1)             -- KBL Services Equity Participation Agreement [4.8]*
      4.9**(11)          -- Loan Agreement between ICT-Europe and TCI-Euromusic
                            ("TCI-E"), (without exhibits) dated May 19, 1993
      4.10(11)           -- Contribution Agreement between TCI-Euromusic and DMX Inc.
                            dated May 19, 1993
     10.1(5)             -- TCI Equity Participation Agreement (filed as Exhibit 4.6)
     10.2(1)             -- Viacom Equity Participation Agreement (filed as Exhibit
                            4.7)
     10.3(1)             -- KBL Services Equity Participation Agreement (filed as
                            Exhibit 4.8)
     10.4**(11)          -- Affiliation Agreement between DMX Inc. and Colony
                            Communications dated May 1, 1992 [10.4]*
     10.5**(11)          -- Affiliation Agreement between DMX Inc. and Crown Media,
                            Inc., dated July 1, 1992 [10.5]*
     10.6**(11)          -- Affiliation Agreement between DMX Inc. and Prime II
                            Management, L.P. [10.6]*
     10.7(11)            -- Stock Purchase Agreement between DMX Inc. and various
                            private parties, dated August 2, 1991 [10.7]*
     10.8(11)            -- Stock Purchase Agreement between DMX Inc. and Scudder
                            Development Fund, dated August 23, 1993 [10.8]*
     10.9(11)            -- Stock Purchase Agreement between DMX Inc. and Crown
                            Media, Inc. dated July 22, 1992 [10.9]*
     10.10(11)           -- Stock Purchase Agreement between DMX Inc. and Crown
                            Media, Inc. dated August 30, 1993 [10.10]*
     10.11(11)           -- Stock Purchase Agreement between DMX Inc. and Brahman
                            Partners, II, L.P. dated September 15, 1993 [10.11]*
     10.12(11)           -- Stock Purchase Agreement between DMX Inc. and Quota Fund,
                            N.V.-Brahman, dated September 15, 1993 [10.12]*

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.13(11)           -- Stock Purchase Agreement between DMX Inc. and Genesis
                            Capital Fund, dated September 15, 1993 [10.13]*
     10.14(11)           -- Stock Purchase Agreement between DMX Inc. and Shaw
                            Cablesystems, dated March 9, 1992 [10.14]*
     10.15(11)           -- Stock Purchase Agreement between DMX Inc. and Shaw
                            Communications, Inc., dated September 30, 1993 [10.15]*
     10.16(6)            -- Stock Bonus Agreement with Jerold H. Rubinstein****
                            [10.15]*
     10.17(11)           -- Amendment to Stock Bonus Agreement****
     10.18(6)            -- Deferred Compensation Agreement with Jerold H.
                            Rubinstein**** [10.16]*
     10.19(1)            -- Employment Agreement with W. Thomas Oliver*** [10.11]*
     10.20(11)           -- Employment Agreement with Robert M. Manning***
     10.21(5)            -- SSI Affiliation Agreement [10.2]*
     10.22(5)            -- Viacom Affiliation Agreement [10.3]*
     10.23(5)            -- KBLCOM Residential Affiliation Agreement [10.4]*
     10.24(2)            -- Western Tele-Communications ("WTCI") Security Agreement
                            and Promissory Note [10.14]*
     10.25(7)            -- Studio Facility and Uplinking Agreement between Western
                            Tele-Communications, Inc. and DMX Inc.
     10.26**(11)         -- [10.15]* Agreement for Acquisition of Capital Stock and
                            for the Governance of ICT-Europe N.V. ("ICT-E") (without
                            exhibits), dated May 19, 1993
     10.27**(11)         -- ICT-Europe Technology License and Services Agreement
                            (without exhibits), dated May 19, 1993
     10.28**(11)         -- ICT-Europe Trademark Agreement (without exhibits), dated
                            May 19, 1993
     10.29**(11)         -- ICT-Europe Loan Agreement, dated May 19, 1993 (filed as
                            Exhibit 4.9)
     10.30(11)           -- Contribution Agreement between TCI-Euromusic and ICT,
                            dated May 19, 1993 (filed as Exhibit 4.10)
     10.31(11)           -- ICT-Europe Equipment Lease, dated May 18, 1993 (without exhibits)
     10.32(11)           -- DMX Inc. Promissory Note in favor of TCI-E, dated May 19,
                            1993
     10.33(11)           -- DMX Inc. Security Agreement in favor of TCI-E, (without exhibits) dated May 19, 1993
     10.34**(11)         -- License and Distribution Agreement between ICT-Europe and
                            Broadcom International Holdings, as amended,
     10.35**(11)         -- dated March 31, 1992 License and Distribution Agreement between DMX Inc. and DMX-Canada, dated March 9, 1992
     10.36(4)            -- NACR License and Marketing Agreement [10.10]*
     10.37(2)            -- Manufacturing and Sales Agreement between DMX Inc. and
                            Scientific-Atlanta, Inc. [10.12]*
     10.38(2)            -- License and Technical Assistance Agreement between DMX
                            Inc. and Scientific-Atlanta [10.13]*
     10.39(1)            -- FSL Development and Licensing Agreement, as amended
                            [10.8]*
     10.40(1)            -- GE American Communication, Inc. Agreement Regarding
                            Satellite Carriage [10.9]*

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.41**(11)         -- COMSTREAM Agreement between DMX Inc. and COMSTREAM
                            Corporation, dated July 22, 1993
     10.42**(11)         -- COMSTREAM Option Agreement between DMX Inc. and COMSTREAM
                            Corporation, dated July 22, 1993
     10.43(1)            -- Joint Venture Agreement with Galactic Radio, Partners,
                            Inc. [10.7]*
     10.44**(11)         -- Sky Subscribers Management and Access Agreement between
                            ICT-Europe and Sky Subscribers Services Limited, 1993
     10.45**(11)         -- NDC Technology License Agreement between News Datacom
                            Limited, ICT-Europe and ICT-Europe UK, dated July 26,
                            1993
     10.46(6)            -- Employee Stock Purchase Plan**** [10.17]*
     10.47(6)            -- 1991 Incentive Stock Option Plan**** [10.18]*
     10.48(8)            -- 1991 Non-Qualified Stock Option Plan**** [4.10]*
     10.49(8)            -- 1991 Non-Qualified Stock Option Plan for Non-Employee
                            Directors**** [4.11]
     10.50(9)            -- 1993 Stock Option Plan**** [28.1]*
     10.51(9)            -- Form of ICT Non-Qualified Stock Option Agreement****
                            (Non-Employee Director) [28.2]*
     10.52(9)            -- Form of ICT Non-Qualified Stock Option Agreement****
                            (Employee and Employee-Director) [28.3]*
     10.53(9)            -- Form of ICT Incentive Stock Option Agreement**** [28.4]*
     10.54(11)           -- Principal Executive Office Lease, California
     10.55(11)           -- C-3 Satellite Transponder Sub-Lease Agreement between
                            WTCI and DMX Inc.
     10.56(10)           -- Satellite Transponder Management Agreement between WTCI and DMX Inc., dated December 2, 1992
     10.57(10)           -- Satellite Transponder Management Agreement between WTCI and DMX Inc., dated January 27, 1993
     10.58(10)           -- Assignment and Assumption Agreement between WTCI and
                            ICT-Europe (without exhibits)
     10.59**(10)         -- Assignment Agreement between IDB and WTCI, dated January
                            21, 1993
     10.60(10)           -- Agreement between DMX Inc. and the American Society of
                            Composers, Authors & Publishers, dated December 20, 1991
     10.61**(10)         -- Agreement between DMX Inc. and Broadcast Music Inc.,
                            dated October 11, 1991, as supplemented and amended
     10.62**(10)         -- Agreement between DMX Inc. and SESAC, dated December 26,
                            1991
     10.63**(11)         -- Affiliation Agreement between DMX Inc. and Scripps
                            Howard, Inc. dated April 30, 1994
     10.64***(11)        -- Employment Agreement between DMX Inc. and Lon Troxel,
                            dated October 1, 1991, as amended.
     10.65***(11)        -- Employment Agreement between DMX Inc. and Keno Thomas,
                            dated January 24, 1994
     10.66(11)           -- International Cablecasting Technologies Inc. Savings
                            Plan, as amended
     10.67(11)           -- Addendum to KBLCOM Affiliation Agreement

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     10.68***(12)        -- Employment Agreement between DMX Inc. and DigiTempo,
                            Inc., dated October 17, 1994
     10.69***(12)        -- Employment Agreement between DMX Inc. and Doug Talley,
                            dated January 1, 1995
     10.70***(13)        -- Employment Agreement between DMX Inc. and Lon Troxel,
                            dated October 1, 1991, as amended September 16, 1996
     10.71*****(13)      -- Affiliation Agreement between DMX Inc. and PRIMESTAR
                            Partners, dated January 25, 1995
     10.72*****(13)      -- Affiliation Agreement between DMX Inc. and AlphaStar
                            Television Network, Inc., dated November 29, 1995
     10.73*****(13)      -- Stock Purchase and Shareholders Agreement between DMX
                            Inc., DMX-Europe (UK) Limited, DMX-Europe N.V. and Jerold
                            H. Rubinstein
     10.74(13)           -- Subscription and Shareholders Agreement between DMX Inc.,
                            Jerold H. Rubinstein and XTRA Music Limited
     10.75*****          -- Commercial License and Distribution Agreement between DMX
                            Inc. and DMX Canada Partnership, dated November 1, 1994
     10.76*****          -- Residential License and Distribution Agreement between
                            DMX Inc. and DMX-Canada (1995) Ltd., dated March 9, 1992,
                            as amended April 18, 1997
     10.77               -- Channel Distribution Agreement between DMX Inc. and XTRA
                            Music Limited, dated July 3, 1997
     10.78               -- Termination Certificate between DMX Inc. and Jerold H.
                            Rubinstein (Stock Purchase Agreement, dated December 18,
                            1996), dated July 3, 1997
     10.79               -- Termination Agreement between DMX Inc. and DMX-Europe
                            N.V., a Netherlands corporation (Technology License and
                            Services Agreement, Dated May 19, 1993), dated July 3,
                            1997
     10.80               -- Termination Agreement between DMX Inc. and DMX-Europe
                            N.V., a Netherlands corporation (Trademark Agreement,
                            dated May 19, 1993), dated July 3, 1997
     10.81               -- Assignment Agreement between DMX Inc. and Jerold H.
                            Rubinstein, dated July 8, 1997
     10.82***            -- Employment Agreement between DMX Inc. and Lon Troxel,
                            dated October 1, 1991, as amended August 22, 1997
     10.83               -- TCI Music, Inc. 1997 Stock Incentive Plan
     11.1                -- Statement Regarding Computation of Per Share Earnings
                            (included in DMX Inc.'s Financial Statements)
     21.1                -- Listing of All Subsidiaries of DMX Inc.
     27.                 -- Financial Data Schedule

---------------

   (1) Incorporated by Reference to DMX Inc.'s Registration Statement on Form S-1, July 10, 1990, file #33-35690

   (2) Incorporated by Reference to DMX Inc.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-1, May 24, 1991, file #33-35690

   (3) Incorporated by Reference to DMX Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on October 15, 1990, file #33-35690

   (4) Incorporated by Reference to DMX Inc.'s Amendment No. 2 to Registration Statement on Form S-1, September 28, 1990, file #33-35690

   (5) Incorporated by Reference to DMX Inc.'s Amendment No. 1 to Registration Statement on Form S-1, August 31, 1990, file #33-35690

   (6) Incorporated by Reference to DMX Inc.'s Registration Statement on Form S-1, February 24, 1992, file #33-35690

   (7) Incorporated by Reference to DMX Inc.'s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, August 15, 1991, file #33-35690

   (8) Incorporated by Reference to DMX Inc.'s 1992 10-K, December 13, 1992

   (9) Incorporated by Reference to DMX Inc.'s 1993 Registration Statement on Form S-8, May 3, 1993

  (10) Incorporated by Reference to DMX Inc.'s 1993 10-K, December 23, 1993

  (11) Incorporated by Reference to DMX Inc.'s 1994 10-K, December 29, 1994

  (12) Incorporated by Reference to DMX Inc.'s 1995 10-K, January 9, 1996

  (13) Incorporated by Reference to DMX Inc.'s 1996 10-K, January 14, 1997

     * Indicates exhibit number of document in original filing

    ** DMX Inc. has received confidential treatment for a portion of the referenced exhibit

   *** Indicates Management Contract

  **** Indicates Compensatory Plan

 ***** DMX Inc. has requested confidential treatment for a portion of the referenced exhibit