Form 10-Q
period 1997-09-30
TCI MUSIC INC
filed 1997-11-14
CIK 1040449

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ____________________

Commission File No. 0-22815

                                 TCI MUSIC, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of Delaware                                84-1380293
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


8101 East Prentice Avenue, Suite 500
         Englewood, Colorado                                         80111
-----------------------------------------                      -----------------
(Address of principal executive offices)                           (Zip code)


       Registrant's telephone number, including area code: (310) 444-1744


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        The number of shares outstanding of the Registrant's common stock as of October 31, 1997 was 9,222,631.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets
                                   (unaudited)


                                                       TCI Music, Inc.  DMX Inc.
                                                           (note 2)     (note 2)
                                                        September 30,   June 30,
                                                             1997         1997
                                                          ----------    -------
Assets                                                     amounts in thousands
Current assets:
  Cash and cash equivalents                               $  1,783          664

  Trade receivables:
    Related party                                               --        1,482
    Other                                                    2,048        3,004
                                                          --------     --------
                                                             2,048        4,486
    Allowance for doubtful accounts                            432          451
                                                          --------     --------
                                                             1,616       4,035
                                                          --------     --------

  Prepaid expenses                                           1,551          827

  Equipment inventory                                        6,124          492
                                                          --------     --------

                                                            11,074        6,018

  Cash DMX-Europe N.V                                          168          168
                                                          --------     --------

               Total current assets                         11,242        6,186
                                                          --------     --------

Investment in Galactic/TEMPO Sound ("Galactic/TEMPO")
                                                               636          558

Property and equipment, net:
    Furniture and equipment                                  2,760        4,399
    Leasehold improvements                                      41          213
    Studio equipment                                           990        3,432
    Music library                                              277        1,047
    Computer system                                            167          571
                                                          --------     --------
                                                             4,235        9,662
    Less accumulated depreciation                              484        5,694
                                                          --------     --------
                                                             3,751        3,968
                                                          --------     --------

Property and equipment DMX-Europe N.V., net                    164          164

Intangible assets (note 4)                                  97,428           --
Less accumulated amortization                                2,390           --
                                                          --------     --------
                                                            95,038           --
                                                          --------     --------
Other assets                                                 2,405          110
                                                          --------     --------
                                                          $113,236       10,986
                                                          ========     ========

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets
                                   (unaudited)


                                                         TCI Music, Inc.  DMX Inc.
                                                            (note 2)      (note 2)
                                                          September 30,   June 30,
                                                            1997            1997
                                                         --------------  ----------
                                                             amounts in thousands
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                        $   1,881          1,815
  Accrued liabilities                                         4,627          7,524
  Accrued loss on disposal - DMX-Europe N.V. (note 5)         2,827          2,827
  Current portion of debt                                        21            158
                                                          ---------      ---------
                                                              9,356         12,324
                                                          ---------      ---------
Current liabilities DMX-Europe N.V. (note 5):
   Accounts payable                                           1,014          1,014
   Accrued liabilities                                        1,525          1,525
   Investment in and advances to DMX-Europe (UK)              6,721          6,591
                                                          ---------      ---------
      Total current liabilities DMX-Europe N.V                9,260          9,130
                                                          ---------      ---------

      Total current liabilities                              18,616         21,454
                                                          ---------      ---------

Other liabilities                                             2,129          2,082

Deferred income taxes                                         3,075             --
                                                          ---------      ---------

      Total liabilities                                      23,820         23,536
                                                          ---------      ---------

Stockholders' equity (deficit):
  DMX Inc. common stock, $.01 par value;
      (DMX common stock)
      Authorized 100,000,000 shares;
      Issued 59,672,224 shares                                   --            597
  TCI Music, Inc. preferred stock, $.01 par value;
      Authorized 5,000,000 shares;
      No shares issued                                           --             --
  TCI Music, Inc. common stock:
      Series A Common Stock, $.01 par value;
         Authorized 295,000,000 shares;
         Issued 14,896,648 shares                               149             --
      Series B Common Stock, $.01 par value;
         Authorized 200,000,000 shares;
         Issued 62,500,000 shares                               625             --
   Additional paid-in capital                                41,959        136,896
   Accumulated earnings (deficit)                               160       (152,787)
   Foreign currency translation reserve                          --           (430)
   Treasury stock, 85,630 shares at cost                         --           (578)
                                                          ---------      ---------
                                                             42,893        (16,302)
   Due to related party (note 6)                             46,523          3,752
                                                          ---------      ---------

     Total stockholders' equity (deficit)                    89,416        (12,550)
                                                          ---------      ---------

Commitments and contingencies (note 8)
                                                          $ 113,236         10,986
                                                          =========      =========


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Operations
                                   (unaudited)

                                                        TCI Music          DMX Inc.
                                                         (note 2)          (note 2)
                                                       ------------      ------------
                                                       Three months      Three months
                                                          ended            ended
                                                       September 30,     September 30,
                                                           1997             1996
                                                       ------------      ------------
                                                            amounts in thousands
Revenue:
  Subscriber fee revenue:
      Related party (notes 4 and 6)                    $      7,042             2,438
      Other                                                   3,133             1,939
  Other                                                         260               160
  DMX-Europe N.V. (note 5)                                       --               598
                                                       ------------      ------------
                                                             10,435             5,135
                                                       ------------      ------------

Operating costs and expenses:
  Operating                                                   2,926             2,591
  Selling, general and administrative                         2,627             3,756
  Stock compensation                                            178               137
  Depreciation and amortization                               3,004               581
  DMX-Europe N.V. (note 5)                                       --             3,630
  Loss on disposal of DMX-Europe (note 5)                        --             7,153
                                                       ------------      ------------
                                                              8,735            17,848
                                                       ------------      ------------

      Operating income (loss)                                 1,700           (12,713)

Other income (expense):
  Interest expense
      Related party (note 6)                                 (1,050)               --
      DMX-Europe N.V. (note 5)                                   --               243
      Other                                                      18               (40)
                                                       ------------      ------------
                                                             (1,032)              203

  Equity in earnings of Galactic/TEMPO                           78                90

  Other, net                                                   (253)             (292)
                                                       ------------      ------------
                                                             (1,207)                1
                                                       ------------      ------------

Income tax expense                                              333                --
                                                       ------------      ------------

      Net income (loss)                                $        160           (12,712)
                                                       ============      ============

Income (loss) per common share                         $        .01              (.21)
                                                       ============      ============

Weighted average number of common shares                 77,396,648        59,586,570
                                                       ============      ============


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                 Consolidated Statement of Stockholders' Equity
                      Three months ended September 30, 1997
                                   (unaudited)

                                                                  Additional                  Due to
                                               Common Stock         Paid in      Accumulated Related
                                          Series A    Series B      capital       earnings    Party          Total
                                          --------    --------      -------       --------   --------        -----
Balance at July 1, 1997                  $    149     $    625     $ 39,546          $--     $ 43,752      $ 84,072

Recognition of stock compensation              --           --          178           --           --           178

Accretion of put option (note 4)               --           --        2,235           --           --         2,235

Net income                                     --           --           --          160           --           160

Borrowings from related party                  --           --           --           --        4,233         4,233

Repayments to related party                    --           --           --           --         (289)         (289)

Other changes due to related party             --           --           --           --       (1,173)       (1,173)

                                         --------     --------     --------     --------     --------      ---------
Balance at September 30, 1997            $    149     $    625     $ 41,959     $    160     $ 46,523      $ 89,416
                                         ========     ========     ========     ========     ========      ========


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                    TCI Music, Inc.  DMX Inc.
                                                      (note 2)       (note 2)
                                                    -------------  --------------
                                                     Three months Three months
                                                        ended        ended
                                                    September 30,  September 30,
                                                        1997          1996
                                                     -----------   ----------
                                                        amounts in thousands
                                                             (see note 3)
Cash flows from operating activities:
  Net income (loss)                                   $   160      (12,712)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
        Depreciation and amortization                   3,004          816
     Equity in earnings of Galactic/TEMPO                 (78)         (90)
     Loss on disposal of DMX-Europe N.V                    --        7,153
     Stock compensation                                   178          137
     Provision for doubtful accounts                      116          643
     Deferred income tax expense                         (508)          --
     Changes in operating assets and
       liabilities:
        Change in receivables                           2,303          918
        Change in prepaid expenses and other
        current assets                                   (794)        (120)
        Change in other assets                         (2,269)          29
        Change in accounts payable, accrued
          liabilities and other                        (3,339)       1,760
        Change in other due to related party           (1,173)          --
                                                      -------      -------

         Net cash used in operating activities         (2,400)      (1,466)
                                                      -------      -------

Cash flows from investing activities:
   Capital expended for property and
      equipment, net                                     (287)        (469)
                                                      -------      -------

Cash flows from financing activities:
   Borrowings from related party                        4,233           --
   Repayments to related party                           (289)        (102)
   Repayments of debt                                    (138)          --
                                                      -------      -------

         Net cash provided by (used in) financing
            activities                                  3,806         (102)
                                                      -------      -------

         Net increase (decrease) in cash and cash
            equivalents                                 1,119       (2,037)

Cash and cash equivalents, beginning of period            832        3,158
                                                      -------      -------

Cash and cash equivalents, end of period              $ 1,951        1,121
                                                      =======      =======

See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)

(1)     Organization

        TCI Music, Inc. ("TCI Music") was incorporated on January 21, 1997, and on January 24, 1997 one share of TCI Music Series B common stock, $.01 par value per share ("TCI Music Series B Common Stock"), was issued to Tele-Communications, Inc. ("TCI") for a capital contribution of $1. On July 11, 1997, DMX Inc. ("DMX") and TCI Music, consummated a merger pursuant to an Agreement and Plan of Merger, dated February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997 (the "Merger Agreement"), among DMX, TCI, TCI Music, and TCI Merger Sub ("Merger Sub"), a wholly-owned subsidiary of TCI Music, whereby Merger Sub was merged with and into DMX (the "Merger"), with DMX as the surviving corporation and TCI Music became the successor registrant to DMX. The Merger was deemed effective July 1, 1997 for accounting purposes. See note 4.

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

        TCI Music's business consists principally of the business of DMX which is primarily engaged in programming, distributing and marketing a digital music service; Digital Music Express(R) (DMX(R)), providing continuous 24 hours-per-day commercial free, compact disc quality music programming.

(2)     Basis of Presentation

        In the accompanying financial statements and in the following text, references are made to DMX and TCI Music. The financial statements as of June 30, 1997 and for the three months ended September 30, 1996, reflect the consolidated results of operations and financial condition of DMX and are referred to as "DMX". The financial statements as of September 30, 1997 and for the three months then ended reflect the consolidated results of operations and financial condition of TCI Music and are referred to as "TCI Music". The "Company" refers to both TCI Music and its predecessor, DMX.

        The accompanying consolidated financial statements include the accounts of the Company and those of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated for all periods presented. As a result of the Merger, the consolidated financial information for the periods after the Merger is presented on a different cost basis than that for the periods before the Merger and, therefore, is not comparable.

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)

        Effective July 11, 1997, TCI Music as the successor registrant to DMX, changed its fiscal year end from September 30 to December 31, and reported the nine month transition period ended June 30, 1997 on Form 10-K.

        The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCI Music's Transition Report on Form 10-K for the transition period from October 1, 1996 to June 30, 1997.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Certain amounts have been reclassified for comparability with the current period presentation.

(3)     Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was approximately $102,000 and $62,000 for the three months ended September 30, 1997 and 1996, respectively. Also, during these periods, cash paid for income taxes was not material.

(4)     Merger and Related Transactions

               In connection with the Merger, TCI and TCI Music entered into a Contribution Agreement dated July 11, 1997, as amended by the Amended and Restated Contribution Agreement (the "Amended Contribution Agreement"). Pursuant to the Amended Contribution Agreement: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of TCI Music Series B Common Stock, par value $.01 per share, and a promissory note in the amount of $40 million (the "TCI Music Note"), (ii) until June 30, 1997, certain subsidiaries of TCI will transfer to TCI Music the right to receive all revenue from sales of DMX music services to their residential and commercial subscribers, net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of the revenue otherwise payable to DMX as license fees for DMX's music services under affiliation agreements currently in effect (the "Contributed Net DMX Revenues"); (iii) TCI contributed to TCI Music certain digital commercial tuners that are not in service, and (iv) TCI granted to each stockholder of DMX who became a stockholder of TCI Music pursuant to the Merger, one right (a "Right") with respect to each whole share of Series A Common Stock, $.01 par value per share, of TCI Music ("TCI Music Series A Common Stock") acquired by such stockholder in the Merger pursuant to the terms of the Rights Agreement


                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)


        among TCI, TCI Music and the Bank of New to require TCI to purchase from such holder one share of TCI Music Series A Common Stock at a purchase price of $8.00 per share payable at the election of TCI, in cash, a number of shares of Tele-Communications, Inc. Series A TCI Group Common Stock, having an equivalent value or a combination thereof, if during the one-year period beginning on July 11, 1997, the effective date of the Merger, the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days.

        Upon consummation of the Merger, each outstanding share of DMX Common Stock was converted into the right to receive (i) one-quarter of a share of TCI Music Series A Common Stock, (ii) one Right with respect to each whole share of TCI Music Series A Common Stock and (iii) cash in lieu of fractional shares of TCI Music Series A Common Stock and Rights. Until the Rights expire or are exercised, the Rights will be evidenced by a legend on the certificates for shares of TCI Music Series A Common Stock issued in the Merger. Accordingly, the Rights associated with the shares of TCI Music Series A Common Stock will be represented solely by, and will not be separable from, such shares of TCI Music Series A Common Stock, and the surrender or transfer of any such certificate for shares of TCI Music Series A Common Stock will also constitute the surrender or transfer of the Rights associated with the TCI Music Series A Common Stock represented by such certificate.

        The estimated aggregate fair value of the Series A Common Stock and associated Rights (the Merger Consideration) issued to entities not controlled by TCI (the "Unaffiliated Stockholders") and the carryover basis of the Merger Consideration issued to entities controlled by TCI has been allocated to excess cost over fair value of assets as the net book values of DMX's assets and liabilities are assumed to approximate their respective fair values. The number of shares and Rights issued is based upon DMX Common Stock ownership as of June 30, 1997. The estimated fair value of the Merger Consideration issued to Unaffiliated Stockholders is being accreted to the value of $8.00 per share (the equivalent of $2.00 per share of DMX Common Stock), subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders during the one-year period beginning on the effective date of the Merger. Such accretion is reflected as an increase in excess cost with a corresponding increase to additional paid-in capital. Excess cost is being amortized over ten years. Additional information concerning the assumed valuation of the TCI Music Series A Common Stock is set forth below (amounts in thousands):


                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)


                Shares issued to TCI, valued at carryover basis at June
                    30, 1997 (6,812,393 shares)                             $ 14,087
                Shares issued to others, valued at estimated fair value
                    of $7.40 per share (8,084,255 shares)                     59,824
                                                                            --------
                        Total value assigned to TCI Music Series A
                           Common Stock                                       73,911
                Merger costs incurred by TCI                                   1,397
                Elimination of DMX historical stockholders' deficit at
                    June 31, 1997                                             16,302
                Increase in deferred income tax liability due to
                    purchase price allocation                                  3,583
                Affiliation agreements and Commercial contracts               (8,740)
                                                                            --------
                        Excess purchase price                               $ 86,453
                                                                            ========

        Intangibles as of September 30, 1997 (amounts in thousands):

                Affiliation agreements and Commercial contracts             $  8,740
                Excess cost                                                   86,453
                Accretion of put option for the three months ended
                    September 30, 1997                                         2,235
                Accumulated amortization as of September 30, 1997             (2,390)
                                                                            --------
                        Net book value                                      $ 95,038
                                                                            ========

        The following table represents the summary balance sheet of DMX at June 30, 1997 prior to the consummation of the Merger and the opening summary balance sheet of TCI Music subsequent to the consummation of the Merger (amounts in thousands):

                                          TCI Music         DMX
                                          ---------        -----
         Assets
           Current assets                  $  5,694        5,694

           Property and equipment, net        4,132        4,132

           Other assets                     101,953        1,160
                                           --------     --------

                                           $111,779       10,986
                                           ========     ========

         Liabilities and Equity
           Current liabilities             $ 15,292       14,706

           Capital lease obligation             158          158

           Other liabilities                 12,257        8,672
                                           --------     --------

               Total liabilities             27,707       23,536

           Equity (deficit)                  40,320      (16,302)

           Due to related party              43,752        3,752
                                           --------     --------

                                           $111,779       10,986
                                           ========     ========

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)

        Unaudited pro forma summarized operating results of the Company assuming the Merger had been consummated on July 1, 1996, are as follows (amounts in thousands):

                                              Three months ended
                                              September 30, 1996
                                              -------------------
         Revenue                                    $  9,635
                                                    ========

         Net loss                                   $(12,016)
                                                    ========

         Pro forma net loss per
             common share                           $  (.20)
                                                    =======

        The foregoing unaudited pro forma information is based upon historical results of operations and is not necessarily indicative of the results that would have been obtained had the Merger actually occurred on July 1, 1996.

(5)     Investment in and disposition of DMX-Europe N.V. and Subsidiary

        On May 17, 1996, DMX consummated the merger of TCI-Euromusic, Inc. ("TCI-E"), an indirect affiliate of TCI ("the TCI-E Merger") pursuant to the terms of the Agreement and Plan of Merger, dated August 28, 1995, as amended as of November 1, 1995 and January 17, 1996 among DMX, TCI-E and United Artists Programming International, Inc. ("UAPI"), an indirect affiliate of TCI and owner of the outstanding shares of TCI-E. As a result of the TCI-E Merger, DMX acquired the remaining 49% interest in DMX-Europe N.V. ("DMX-E NV") and its subsidiary DMX-Europe (UK) Limited ("DMX-E UK"), collectively ("DMX-E").

        DMX-E ceased operation on July 1, 1997. Due to the fact that DMX-E UK was placed into receivership on July 1, 1997 and into liquidation on July 18, 1997, the Company no longer has control over operations and activities. Accordingly the accompanying balance sheets as of September 30, 1997 and June 30, 1997 give effect to the deconsolidation of DMX-E UK. DMX-E NV, although inactive since July 1, 1997, is scheduled for liquidation proceedings to commence during the fourth calendar quarter of 1997.

        As a result of the DMX-E cessation of operations, the Subscription and Shareholder Agreements dated December 18, 1996 ("Definitive Agreements") between DMX; Mr. Jerold H. Rubinstein, an individual; and XTRA Music Limited, a corporation under laws of England ("XTRA") were put into place whereby the termination certificate was executed in July 1997, which terminated the stock purchase agreement dated December 18, 1996 that provided the disposition of DMX-E to Mr. Jerold H. Rubinstein. Pursuant to the Definitive Agreements, DMX obtained a 10% interest in XTRA and a channel distribution agreement was executed between XTRA and DMX ("The Channel Distribution Agreement"). The Channel Distribution Agreement provided XTRA an exclusive, five-year, royalty-free license to distribute the

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)


        DMX music service in Europe, the former Soviet Union and in the Middle East and the right to use DMX's trademarks for two years. The music service is currently not being distributed by XTRA as Mr. Jerold H. Rubinstein is seeking financial partners.

        The Company has accounted for the affects of the loss on disposal of DMX-E and has estimated the loss on the disposal of DMX-E in the consolidated statements of operations. The loss on disposal of DMX-Europe N.V. reflected a write down of the assets to their estimated net realizable value at June 30, 1997. The loss on disposal for 1996 was estimated as the net investment of $5.7 million and the incurrence of certain potential liabilities of $1.5 million in conjunction with such disposal activities.

(6)     Related Party Transactions

        Pursuant to an Amended and Restated Contribution Agreement between TCI and TCI Music to be effective as of July 1, 1997 (the "Amended Contribution Agreement") TCI is required to deliver, or cause certain of its subsidiaries to deliver (in lieu of TCI's obligation to cause its affiliates to make contributions to TCI Music under the Contribution Agreement, as described above) to TCI Music monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"). Pursuant to the Amended Contribution Agreement, the Annual TCI payments will represent (i) revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to cable subscribers who receive the DMX Service via C-Band satellite transmission (rather than digital compression technology) (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to the Affiliation Agreement) and (ii) compensation to TCI Music and DMX for various other rights. During the three months ended September 30, 1997, TCI Music recognized [$4.8 million] pursuant to the Amended Contribution Agreement.

        Pursuant to an affiliation agreement (the "Affiliation Agreement") between TCI and TCI Music, effective as of July 1, 1997, TCI has the non-exclusive right to distribute and subdistribute the DMX Service to commercial and residential customers for a 10-year period in exchange for licensing fees paid by TCI to DMX. Under the Affiliation Agreement, the annual fee paid by TCI to DMX will be $8.5 million for the initial three years, subject to an adjustment annually for inflation and subscribers served by certain divested systems and acquired systems, and certain other matters. During the fourth through tenth years of the term of the Affiliation Agreement, the annual fee will be further adjusted on a monthly basis upward or downward, as the case may be, based on the increase or decrease in the actual number of subscribers above or below a specified number of subscribers, such adjustment calculated in accordance with the terms of the Affiliation Agreement and not to exceed a maximum annual reduction of 10% of the prior year's fees. During the three months ended September 30, 1997, TCI Music recognized $2.1 million pursuant to the Affiliation Agreement.


                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)


        Upon consummation of the Merger, the Company became a party to a tax sharing agreement (the "Old Tax Sharing Agreement") among TCI and certain subsidiaries of TCI implemented July 1, 1995. The Old Tax Sharing Agreement formalized certain elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and the Company. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax credit attributable to any beginning on or after July 1, 1995 and ending on or before October 1, 1997.

        Effective October 1, 1997, the Old Tax Sharing Agreement was replaced by a new tax sharing agreement, as amended by the First Amendment thereto (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by the TCI Group, the Liberty Media Group and TCI Ventures Group (each a "Group"). The Company and its subsidiaries are members of Liberty Media Group for purposes of the New Tax Sharing Agreement. Effective for periods on and after October 1, 1997, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually used by TCI in reducing its consolidated federal income tax liability. Pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes), and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.

        Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that are consummated after October 1, 1997 pursuant to a letter of intent or agreement that was entered into prior to such date will be shared and allocated pursuant to the terms of the Old Tax Sharing Agreement, as amended.

        On February 6, 1997 the Company entered into a loan and security agreement with TCI which provides the Company up to $3.5 million. The loan proceeds were used to purchase and/or reimburse the Company for equipment and certain costs related to obtaining commercial customers. The loan, as amended on May 29, 1997, bears interest at a rate of 12.5% per annum and is to be paid in 34 equal monthly installments commencing September 1, 1997.

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)

        On July 11, 1997 in connection with the Merger, the Company entered into a $2 million revolving credit note and a $40 million promissory note with TCI. The $2 million revolving credit bears interest at 10% per annum maturing 180 days from the issuance with interest payable quarterly beginning October 1, 1997. As amended on November 7, 1997, the $40 million promissory note bears interest at 10% per annum with principal and interest due January 10, 1999. The interest will be waived by TCI if principal is paid in full on or before January 10, 1998.

        On September 19, 1997, the Company entered into a $2,183,169 note payable with Liberty Media Corporation, a wholly owned subsidiary of TCI. The proceeds were issued to Paradigm Music Entertainment Company as a note receivable in contemplation of a merge and is included in other assets in the accompanying balance sheet. See note 9. The note bears interest at 10% per annum payable quarterly beginning December 31, 1997 and matures on December 31, 1998.

        The Company has an equipment lease with the National Digital Television Center, Inc., a subsidiary of TCI ("NDTC"), for the equipment at the studio and uplinking facility in Littleton, Colorado. The outstanding balance of the capital lease obligation at September 30, 1997 was approximately $1,134,000 with terms that extend through the year 2000, at an interest rate of 9.5%. The related studio equipment had a net book value of approximately $838,000 at September 30, 1997 and is included in Property and Equipment, net, in the accompanying consolidated balance sheets.

        The components of due to related party at September 30, 1997 are as follows (amounts in thousands):

                                                   Principal     Interest       Total
                                                   ---------     --------      -------
         $3.5 million equipment loan                $ 3,379          35       $ 3,414

         $2.0 million revolving credit note             900          20           920

         $40 million promissory note                 40,000         888        40,888

         $2.18 million note payable                   2,183           7         2,190

         $1.13 million capital lease obligation       1,134          --         1,134
                                                    -------     -------       -------
               Total debt                           $47,596         950       $48,546

         Accounts receivable                             --          --        (2,864)

         Taxes                                           --          --           841
                                                                              -------
               Total due to related party                                     $46,523
                                                                              =======

(7)     Stock Options and Commitments

        Upon the consummation of the Merger, the Company granted options to the Board of Directors to purchase 3,000,002 shares of TCI Music Series A Common Stock at a price of $6.25 per share. The options will vest in 20% cumulative increments, with the first increment vesting on the effective day of the Merger, and each additional increment vesting on the anniversary. The options will be exercisable for up to ten years with no rights being issued in connection with TCI Music Series A Common Stock issued upon exercise of any such options. Additionally, the Company granted options to employees to purchase 499,400 shares of TCI Music Series A Common Stock at a price of $6.25 per share. The options will vest annually in 20% cumulative increments beginning on the first anniversary of the Merger. The options will be

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)

        exercisable for up to ten years with no rights being issued in connection with TCI Music Series A Common Stock issued upon exercise of any such options. In connection with the issuance of the options to the directors and the employees, the Company recorded compensation of approximately $178,000 for the period ended September 30, 1997.

(8)     Commitments and Contingencies

        The Company and Scientific-Atlanta, Inc. ("S-A"), had an agreement with respect to the manufacture, distribution and servicing of the DM-2000 tuners and DMX-DJ's. The Company was not obligated to purchase or guarantee the purchase of any minimum number of tuners or DMX-DJ's, but S-A was the exclusive tuner manufacturer in the U.S. and Canada and earned a royalty of approximately five percent (5%) of the Company's premium audio service revenues until August 1996. No payments are required until the Company achieves "operating breakeven", as defined in the agreement.

        The Company and Comstream Corporation ("Comstream"), have an agreement with respect to the manufacture, distribution and servicing of the DR-200 Digital Satellite Receiver. The Company has guaranteed the purchase of 50,000 digital satellite receivers by the Company, its approved customers and/or affiliates within 42 months after commencement of the agreement.

        Parent Guarantees

               The Company has guaranteed certain contracts of DMX-E related to their uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against the Company under the guarantees. A claim under the guaranty of DMX-E's obligation to indemnify British Sky Broadcasting under the uplink services agreement could potentially approximate $1.3 million which is included in the loss on disposal of DMX-E in the accompanying consolidated statement of operations. The Company has also guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation mbH and the related side letter agreement.

        The Company cannot estimate the amount of any potential claims at this time under such guarantee.

        As described in note 5, "Investment in and Disposition of DMX-Europe N.V. and Subsidiary", DMX-E ceased operations and DMX-Europe (U.K.) Limited was put into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-Europe NV, although inactive since July 1, 1997, has not yet been put into liquidation; however, these proceedings are scheduled to commence during the fourth calendar quarter of 1997. In such circumstances, claims may be filed under the guarantees discussed above or other claims may be asserted.

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)


        Legal Actions

        From time to time the Company may be a party to legal actions arising in the ordinary course of business, including claims by former employees. In the opinion of the Company's management, after consultation with counsel, disposition of such matters are not expected to have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

(9)     Recent Developments

        TCI Music, TCI Music Acquisition Sub, Inc., a Florida corporation and a wholly-owned subsidiary of TCI Music ("Acquisition Sub"), and The Box Worldwide, Inc., a Florida corporation ("The Box"), have entered into an Agreement and Plan of Merger dated as of August 12, 1997 (the "Box Merger Agreement"). Pursuant to the Box Merger Agreement, Acquisition Sub will be merged with and into The Box with The Box as the surviving corporation (the "Box Merger"). Outstanding shares of common stock of The Box will be converted into a number of shares of TCI Music Series A Convertible Preferred Stock, $.01 par value ("Music Preferred Stock") based on the formula described below, and all common stock of The Box outstanding immediately after the Box Merger (the number of which will be equal to the number of outstanding shares of common stock of The Box outstanding immediately before the Box Merger) will be owned by TCI Music. Unless converted into shares of common stock of The Box or unless the holder thereof exercises dissenters' rights under the Florida Business Corporation Act (the "FBCA"), the 1,666,667 shares of 6% Convertible Redeemable Preferred Stock of The Box will remain outstanding after the Box Merger.

        Consummation of the Box Merger will be subject to the satisfaction or waiver of various conditions, including, among others, the approval of the Box Merger by shareholders of The Box holding more than 75% of its voting shares and receipt of governmental and other third-party approvals and consents. There are no assurances that the Box Merger will be consummated.

        Common stock of The Box will be valued at $1.50 per share for purposes of the Box Merger, and each share of common stock of The Box will be convertible into the number of shares of Music Preferred Stock equal to the product of (i) $1.50 divided by the average trading price of the TCI Music Series A Common Stock over a period of 20 consecutive trading days ending on the third trading day prior to the closing of the Box Merger and (ii) one-third. Assuming that none of the holders of common stock of The Box exercise dissenters' rights under the FBCA, and that no outstanding options, warrants or other rights to acquire common stock of The Box are exercised prior to the Box Merger, the aggregate value of the consideration to be paid to the holders of common stock of The Box would be approximately $36 million. Each share of Music Preferred Stock will initially be convertible at the option of the holder into three shares of TCI Music Series A Common Stock subject to certain antidilution adjustments, and will be entitled to the number of votes equal to the number of votes equal to the number of shares of TCI Music Series A Common Stock into which the

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)


        Music Preferred Stock is convertible on all matters submitted to TCI Music stockholders for a vote, voting together with the TCI Music Series A Common Stock and TCI Music Series B Common Stock. Unlike the shares of TCI Music Series A Common Stock issued to former stockholders of DMX, the shares of TCI Music Series A Common Stock into which the Music Preferred Stock is convertible will not have any rights associated therewith pursuant to which the holders thereof will have the right to require TCI to purchase their shares of Series A Common Stock.

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

        The TCI Music Series A Common Stock to be issued to existing stockholders of Paradigm in connection with the Paradigm Merger will have an aggregate market value of approximately $22.3 million (determined by the average of the mean daily closing bid and asked prices of TCI Music Series A Common Stock during the 20 consecutive trading days ending on the third trading day prior to the closing of the Paradigm Merger). TCI Music will also either assume debt of, or contribute cash to, Paradigm in connection with the Paradigm Merger, in either case in the amount of approximately $5.0 million.

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


                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)


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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Management's Discussion And Analysis Of
     Financial Condition And Results Of Operations

               The following discussion and analysis should be read in conjunction with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Transition Report on Form 10-K for the transition period from October 1, 1996 to June 30, 1997. The following discussion focuses on material changes in trends, risks and uncertainties affecting the Company's results of operations and financial condition. Reference should also be made to the Company's consolidated financial statements included herein.

(1)     Material changes in financial condition:

        As described in note 1 to the Company's consolidated financial statements, on July 11, 1997, DMX and TCI Music consummated a Merger pursuant to which DMX became a wholly-owned subsidiary of TCI Music. In connection with the merger, TCI Music issued a $40 million promissory note payable to TCI. As amended on November 7, 1997, the promissory note is due and payable on the January 10, 1999 maturity date. TCI Music is seeking to obtain debt financing to fund the repayment of such promissory note and to provide TCI Music with working capital. No assurance can be given that such financing will be obtained on terms acceptable to TCI Music or that such financing will be obtained prior to the maturity date of the promissory note. Also in connection with the Merger, and pursuant to an Amended and Restated Contribution Agreement between TCI and TCI Music, TCI will transfer to TCI Music among other things, the revenue it derives from its business of distributing services to DMX's subscribers. During the three months ended September 30, 1997, TCI Music has recognized approximately $4.8 million of revenue pursuant to the terms of the contribution agreement with TCI. See notes 4 and 6 to the accompanying consolidated financial statements. The Company also anticipates that it will use the funds provided by the above-described source of liquidity to supplement its sources of liquidity, and to satisfy other liquidity requirements, including those that may arise as the result of the proposed acquisitions of The Box and Paradigm, as further described below.

        As further described in note 9 to the accompanying consolidated financial statements, TCI Music has entered into separate agreement to merge with The Box and Paradigm. The consideration for the Box Merger is anticipated to be approximately $36 million and is to be satisfied by the issuance of Music Preferred Stock. The consideration for the Paradigm Merger is anticipated to be approximately $22.3 million of TCI Music Series A Common Stock and the assumption of debt or a contribution in cash of approximately $5 million. Although there is no assurance, it is currently anticipated that the Box Merger and the Paradigm Merger will be consummated during the fourth quarter of 1997 or the first quarter of 1998.

        On February 6, 1997 the Company entered into a loan and security agreement with TCI which provides the Company up to $3.5 million. The loan proceeds were used to purchase and/or reimburse the Company for equipment and certain costs related to obtaining commercial customers. The loan, as amended on May 29, 1997, bears interest at a rate of 12.5% per annum and is to be paid in 34 equal monthly installments commencing September 1, 1997.

        Historically, DMX has used cash provided by financing activities to fund its operating and investing activities. With the inclusion of the Contributed Net DMX Revenue, the discontinuance of the operations of DMX-E and the implementation of certain cost reduction measures, management believes that the Company will begin to

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

generate cash from its operating activities on a prospective basis. However, there can be no assurances that the Company's operating activities will in fact generate cash.

        DMX-Europe N.V. ("DMX-E NV") and its subsidiary DMX-Europe (UK) Limited ("DMX-E UK"), collectively ("DMX-E"), ceased operation on July 1, 1997. Due to the fact that DMX-E UK was placed into receivership and liquidation, DMX Inc. no longer has control over operations and activities, accordingly the accompanying balances sheets as of September 30, 1997 and June 30, 1997 give the effect of the deconsolidation of DMX-E UK. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-E NV, although inactive since July 1, 1997, is scheduled for liquidation proceedings to commence during the fourth calendar quarter of 1997.

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

(2) Material changes in results of operations:

        Revenue - TCI Music and DMX

        Total revenues, exclusive of approximately $600,000 of DMX-E revenue for the three month period ending September 30, 1996, increased 110% for the three months ended September 30, 1997, as compared to the corresponding period of 1996. The increase of approximately $5.9 million is primarily due to the inclusion of $4.8 million of revenue from sales of DMX music services to TCI's residential and commercial subscribers as a result of the Merger (Contributed Net DMX Revenue) and a $1.1 million increase attributed to growth in commercial subscriber fee revenues.

        Revenue - DMX-E

        The Company began consolidating the operations of DMX-E from the acquisition date of May 17, 1996. As discussed above, the Company has decided to dispose of or cease the operations of DMX-E.

        Operating Costs and Expenses - TCI Music and DMX

        Operating expenses include studio and programming costs and research and development expenses. For the three months ended September 30, 1997, operating expenses were $2.9 million as compared to $2.6 million for the corresponding period of 1996. The net increase of $335,000 consisted of the $332,000 fee paid to TCI as compensation for services rendered in generating the Contributed Net DMX Revenue pursuant to the Amended Contribution Agreement and an increase in music rights

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


expense of $102,000, which was commensurate with the increase in subscriber fee revenue and was offset by a reduction in research and development expenses and programming salaries totaling $99,000.

        Selling, general and administrative expenses decreased approximately $1.1 million or 30% for the three months ended September 30, 1997, as compared to the corresponding period of 1996. The reduction in expenses is attributable to a decrease in the provision for doubtful accounts of approximately $550,000; a decrease in marketing and advertising expenses of $403,000, due to a reduction in co-op advertising expense, trade shows and conferences and the advertising incurred during the 1996 Summer Olympics; a decrease in the Scientific Atlanta royalty expense of $87,000 as the manufacture, distribution and servicing agreement with Scientific Atlanta, Inc. terminated in August 1996; a decrease in net installation cost of $62,000 as DMX typically recoups the cost of installation; a decrease in travel and entertainment of $100,000; a $69,000 decrease in printing and investor materials and offset by an increase in salaries of $220,000 due to growth.

        The increase in depreciation and amortization expense for the three months ended September 30, 1997 compared to the corresponding period of 1996 is due to the amortization expense of the intangibles associated with the Merger.

        The Company records compensation expense relating to stock options granted to certain employees. In connection with the Merger, stock options were granted to directors and employees of the Company and compensation of $178,000 was recorded for the three months ended September 30, 1997.

        Operating Expenses - DMX-E

        The Company began consolidating the operations of DMX-E from the acquisition date of May 17, 1996. As discussed above, the Company has decided to dispose of or cease the operations of DMX-E.

        Disposal of DMX-E

        The Company has accounted for the effect of the disposal of DMX-E and has estimated the loss on the disposal of DMX-E in the consolidated statements of operations. At June 30, 1997 the loss on disposal of DMX-E of $1.7 million represented the write down of assets to their net realizable values. At September 30, 1996 the estimated loss on disposal of DMX-E was accounted for in DMX Inc.'s consolidated financial statements. The estimated loss on the disposal of DMX-E includes DMX's net investment in these subsidiaries of $5.7 million and other obligations guaranteed by DMX of $1.4 million.

        Other Income and Expenses

        Interest expense of $1 million for the three months ended September 30, 1997, primarily represented interest on the amounts due to related party. See note 6 of the accompanying consolidated financial statements.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

           None.


Item 2.  Changes in Securities.

               None.


Item 3.  Defaults Upon Senior Securities.

               None.


Item 4.  Submission of Matters to a Vote of Security Holders.

               On July 11, 1997, a special meeting of the shareholders was held to vote upon the approval and adoption of the Agreement and Plan of Merger, dated as of February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997, among DMX, TCI, TCI Music and TCI Merger Sub, pursuant to which TCI Merger Sub was merged with and into DMX with DMX as the surviving Corporation. (See notes 1 and 4 of the accompanying consolidated financial statements.)

           There were 48,192,420 shares represented by properly executed proxies out of 59,586,594 shares outstanding and entitled to vote; of which 48,114,895 shares voted in favor, 58,550 shares voted against and 18,975 shares abstained. There were no broker non-votes with respect to this proposal.


Item 5.  Other Events.

           None.


Item 6.  Exhibit and Reports on Form 8-K.

        (a)Exhibit -

           (27)  TCI Music, Inc. Financial Data Schedule

        (b)Reports on Form 8-K filed during the quarter ended September 30, 1997:

           During the quarter ended September 30, 1997, the Company filed two reports on Form 8-K. On July 24, 1997, the Company disclosed the consummation of the July 11, 1997 merger with DMX Inc. On August 18, 1997, the Company disclosed entering into an agreement and plan of merger, dated as of August 12, 1997, with The Box Worldwide, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TCI MUSIC, INC.





Date:     November 14, 1997            By:   /s/ David B. Koff
                                            ------------------------------------
                                                 David B. Koff
                                                 President and
                                                 Chief Executive Officer



Date:     November 14, 1997           By:   /s/ Joanne Wendy Kim
                                            ------------------------------------
                                                 Joanne Wendy Kim
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer