Form 10-K405
period 1997-12-31
TCI MUSIC INC
filed 1998-03-31
CIK 1040449

    As filed with the Securities and Exchange Commission on March 31, 1998.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ________________ to ________________.


                         COMMISSION FILE NUMBER 0-22815

                                TCI MUSIC, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                                                                84-1380293
  (State or other jurisdiction of                                                                 (I.R.S. Employer
  incorporation or organization)                                                                 Identification No.)

                         8101 EAST PRENTICE AVENUE, SUITE 500
                                    ENGLEWOOD, CO                                          80111
                       (Address of principal executive offices)                           Zip code

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

As of January 31, 1998 the aggregate market value of the Common Stock held by non-affiliates of TCI Music, Inc. was approximately $18,469,509.

Number of shares of Common Stock of TCI Music, Inc. outstanding as of January 31, 1997: 18,237,356 shares.

TABLE OF CONTENTS                                                                                                    Page
                                                                                                                     ----
                                                          PART I

Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                                         PART II

Item 5.    Market for TCI Music, Inc.'s Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . .  17
Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . .  20
Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . .  26

                                                         PART III

Item 10.   Directors and Executive Officers.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . . .  34
Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

                                                         PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .  47

                                     PART I


ITEM 1.      BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS.

         TCI Music, Inc. , a Delaware corporation("TCI Music" or the "Company") was incorporated in January 1997 as a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI") for the purpose of acquiring DMX Inc., a Delaware corporation ("DMX"). Since its formation, the Company has acquired three businesses: DMX on July 11, 1997, The Box Worldwide, Inc. a Florida corporation ("The Box") on December 16, 1997, and Paradigm Music Entertainment Company, a Delaware Corporation ("Paradigm") on December 31, 1997. DMX is primarily engaged in programming, distributing and marketing an audio digital music service, which provides continuous commercial-free CD-quality music programming. The Box is primarily engaged in programming, distributing and marketing an interactive music video television programming service to cable television systems and low power television stations and full power broadcast stations via satellite delivery. Paradigm operates two music distribution web sites: SonicNet and Addicted to Noise. The Company acquired DMX to provide digital audio services to both residential and commercial markets; The Box to serve as the platform for music video; and Paradigm to provide music-related content to DMX and The Box and to position itself to take advantage of developments in music distribution through the Internet. TCI Music's business for the six months ended December 31, 1997 consisted principally of the business of DMX.

DMX Merger.

         On July 11, 1997, DMX and TCI Music, consummated a merger pursuant to an Agreement and Plan of Merger, dated February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997 (the "DMX Merger Agreement"), among DMX, TCI, TCI Music, and TCI Music Merger Sub ("Merger Sub"), a wholly-owned subsidiary of TCI Music, whereby Merger Sub was merged with and into DMX (the "DMX Merger"), with DMX as the surviving corporation. Pursuant to the DMX Merger, TCI Music became the successor registrant to DMX.

         In connection with the DMX Merger, TCI and TCI Music entered into a Contribution Agreement dated July 11, 1997, as amended by the Amended and Restated Contribution Agreement (the "Amended Contribution Agreement"). Pursuant to the Amended Contribution Agreement: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of TCI Music Series B Common Stock, par value $.01 per share ("TCI Music Series B Common Stock"), and a promissory note in the amount of $40 million, (ii) TCI is required to deliver, or cause certain of its subsidiaries to deliver to TCI Music monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"); (iii) TCI contributed to TCI Music certain digital commercial tuners that were not in service, and (iv) TCI granted to each stockholder of DMX who became a stockholder of TCI Music pursuant to the DMX Merger, one right (a "TCI Right") with respect to each whole share of Series A Common Stock, $.01 par value per share, of TCI Music ("TCI Music Series A Common Stock") acquired by such stockholder in the DMX Merger pursuant to the terms of a Rights Agreement among TCI, TCI Music and The Bank of New York to require TCI to purchase from such holder one share of TCI Music Series A Common Stock at a purchase price of $8.00 per share payable at the election of TCI, in cash, a number of shares of Tele-Communications, Inc. Series A TCI Group Common Stock, par value $.01 per share, ("TCI Group Series A Stock") having an equivalent value or a combination thereof, if during the one-year period beginning on July 11, 1997, the effective date of the DMX Merger, the price of TCI Music Series A Common Stock with associated TCI Rights does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days.

         Upon consummation of the DMX Merger, each outstanding share of Common Stock of DMX, $.01 par value per share ("DMX Common Stock"), was converted into the right to receive (i) one-quarter of a share of TCI Music Series A Common Stock, (ii) one TCI Right with respect to each whole share of TCI Music Series A Common Stock and (iii) cash in lieu of fractional shares of TCI Music Series A Common Stock and TCI Rights.

         Effective July 11, 1997, TCI Music, as the successor registrant to DMX, changed its fiscal year end from September 30 to December 31, and reported the nine month transition period ended June 30, 1997 on the Transition Report on Form 10-K filed on October 9, 1997.

The Box Merger.

         On December 16, 1997, TCI Music, TCI Music Acquisition Sub, Inc., a Florida corporation and a wholly-owned subsidiary of TCI Music, and The Box, consummated a merger pursuant to an Agreement and Plan of Merger dated as of August 12, 1997 (the "Box Merger Agreement"), whereby 24,892,623 outstanding shares of common stock of The Box were converted into the right to receive a fraction of a share of TCI Music Series A Convertible Preferred Stock, $.01 par value per share ("TCI Music Preferred Stock"), equal to the quotient of $1.50 divided by three times the average of the average daily closing bid and asked prices of one share of TCI Music Series A Common Stock trading with an associated TCI Right, for a period of 20 consecutive trading days ending on the third trading day prior to the closing of the Box Merger as reported on the Nasdaq SmallCap Market and cash in lieu of fractional shares of Music Series A Preferred Stock. Each share of TCI Music Preferred Stock is convertible, at the option of the holder, into three shares of TCI Music Series A Common Stock without associated TCI Rights, subject to certain antidilution adjustments and certain adjustments for dividends and distributions, if any. The Box's 6% Convertible Redeemable Preferred Stock, par value $.15 per share and stated value of $1.50 per share ("BOX Preferred Stock"), was purchased by the Company for $2,652,466.

Paradigm Merger.

         On December 31, 1997, TCI Music, Inc., TCI Para Merger Sub, Inc., a wholly-owned subsidiary of TCI Music, and Paradigm, consummated a merger pursuant to an Agreement of Merger, dated as of December 8, 1997 (the "Paradigm Merger Agreement"), whereby, an aggregate of 4,272,174 outstanding shares of Class A Common Stock, Class B Common Stock and Class E Common Stock of Paradigm were converted into a number of shares of TCI Music Series A Common Stock without TCI Rights determined by dividing $24,000,000 by the average of the average daily closing bid and asked prices of one share of TCI Music Series A Common Stock trading with an associated TCI Right, for a period of 20 consecutive trading days ending on the third day prior to the closing of the Paradigm Merger as reported on the Nasdaq SmallCap Market and cash in lieu of fractional shares. Additionally, under the terms of the Paradigm Merger Agreement, TCI Music made a cash payment of approximately $5,332,000 to Paradigm for working capital needs and payment of Paradigm debt.

         The TCI Rights are not separable from and trade together with the TCI Music Series A Common Stock issued in the DMX Merger on the Nasdaq SmallCap Market under the symbol "TUNE". Accordingly, the market price of one share of TCI Music Series A Common Stock, includes the value, if any, ascribed by the market to a TCI Right. The shares of TCI Music Series A Common Stock issued in the Paradigm Merger and into which the TCI Music Preferred Stock issued in the Box Merger is convertible do not have any such associated TCI Rights. If a holder of TCI Music Preferred Stock converts shares of TCI Music Preferred Stock into shares of TCI Music Series A Common Stock prior to the termination or expiration of the TCI Rights, the TCI Music Series A Common Stock without the TCI Rights received upon conversion will not be tradable on the Nasdaq SmallCap Market under the Symbol "TUNE" with the TCI Music Series A Common Stock that includes the TCI Rights until such TCI Rights terminate or expire.

         TCI Music had three classes of stock outstanding at December 31, 1997:
TCI Music Series A Common Stock and TCI Music Series B Common Stock and the TCI Music Preferred Stock (collectively the "TCI Music Stock"). TCI beneficially owns approximately 4.8% of the outstanding TCI Music Preferred Stock, 37.7% of the outstanding shares of TCI Music Series A Common Stock and 100% of the outstanding shares of TCI Music Series B Common Stock, which collectively represents 97.5% of the voting power of the outstanding shares of TCI Music Stock.

         Certain statements in this Annual Report on Form 10-K (this "Report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TCI Music and subsidiaries or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry; uncertainties inherent in proposed business strategies and development plans; rapid technological changes; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

DESCRIPTION OF BUSINESS.

The Company, through its subsidiaries DMX, The Box and Paradigm, is principally engaged in: (i) programming, distributing, and marketing continuous commercial-free compact disc-quality music programming; (ii) programming, distributing, and marketing an interactive music video television programming service; and (iii) distributing and marketing music entertainment products through traditional and non-traditional channels.

Digital Audio - DMX.

         DMX is primarily engaged in programming, distributing and marketing a digital music service (the "DMX Service"), Digital Music Express(R) ("DMX Service"), which provides continuous, commercial-free, CD-quality music programming. The DMX music formats are programmed within various music genres which include: Classical, Jazz, Rock, Oldies, Country, Latin, Urban, Pop/Adult Contemporary, Instrumental, International and Specialty. Within each music genre, DMX offers a variety of format selections which are more unique and narrowly defined than typically would be found on a commercial radio station. DMX services are delivered by cable, Ku-Band direct broadcast satellite ("DBS") or via on-premise disc. DMX currently offers 30 and 97 formats for cable distribution and DBS, respectively. In addition, DMX currently has over 200 titles in its library catalogue for DMX-Disc distribution where cable and DBS are not available ("DMX-Disc"). DMX programs each DMX format to provide more music within each music format than a consumer typically would find on a radio station, without the high level of repetition commonly found in radio programming. DMX also offers subscribers the ability to match a "mood" or social environment with music at the touch of a button. As an example, a restaurant may choose to play Chamber Music at breakfast, Lite Jazz at lunch, and Great Singers at dinner. DMX delivers its DMX Service by three different distribution methods: Cable Distribution, Satellite Distribution and DMX-Disc.

         Cable Distribution - Cable operators generally offer the DMX Service to their subscribers for a separate a la carte fee. Customers who subscribe to the DMX Service receive the DMX signal through the same coaxial cable used to distribute video cable signals, which is connected through a separate DMX tuner (Tuner Distribution) to a customer's stereo system. In order to receive the DMX Service via Tuner Distribution, residential subscribers must subscribe to cable video programming from their cable operator; commercial subscribers may, but do not need to, subscribe to video programming to receive the DMX Service. Under DMX's affiliation agreements with cable operators, the operators generally have the right, but not the obligation, to distribute the DMX Service to subscribers, and pay a per subscriber license fee to DMX for each paying subscriber receiving the DMX Service. The cable operator sets the fees charged to its commercial and residential subscribers, which are generally higher than the corresponding license fees paid by the cable operator to DMX. License fees vary depending on whether the subscriber is a commercial establishment or a private residence.

         For example, a cable operator might charge a residential DMX subscriber $9.00 per month for DMX music service and, pursuant to its affiliation agreement with DMX, pay DMX $3.00 per paying subscriber as a license fee. A similar fee structure exists with cable operators with respect to commercial subscribers, but both subscriber fees and license fees are significantly higher for commercial subscribers, with DMX's license fee often based on the greater of a minimum fee or a percentage of the fee charged to the commercial subscriber.

         Satellite Distribution - DMX Service is delivered, for a monthly subscriber fee, by DBS to small satellite dishes transmitted from the Ku-Band satellite directly to residential and commercial subscribers or as part of a package of video and music programming delivered by DBS distributors, such as PRIMESTAR or cable digital program providers such as Headend in the Sky ("HITS") by TCI ("Satellite Distribution"). DMX's affiliation agreements with the DBS operators and cable digital program providers generally provide for a relatively small per subscriber license fee attributable to the DMX Service and payable to DMX for each subscriber that purchases a package of video and music services.

         DMX-Disc - DMX Service is offered as an on-premise business music service via DMX-Disc. The DMX-Disc service offers flexibility in situations where rooftop DBS installations are not possible, or where another building might block the signal path from DMX's satellite, through the use of on-premise equipment and custom DMX programmed CDs. DMX-Disc uses a compact disc interactive player and a custom programmed library of CDs. These CDs are manufactured by DMX using a compression scheme which allows for over four hours of pre-recorded music to be played from one CD. Through the distribution and rotation of library CDs, a DMX-Disc customer is ensured of always having a fresh DMX playlist, mirroring the playlist from the DBS feed.

         DMX serves more than 900 affiliates comprised of cable systems, owned and operated offices, DBS program providers and independent franchises in 50 states. DMX currently is accessible to more than 18 million cable subscribers and 11 million businesses in the United States. DMX distributes music throughout the United States, Canada, Mexico, Latin America, the Caribbean and Sub-Sahara Africa.

         Digital Compression Technology. Cable operators have recently begun to offer a new method of distributing video and other programming using digital compression technology ("Digital Distribution"). Digital compression technology can compress, on average, as many as 12 of the current analog video signals into the space normally occupied by one. Such technology improves picture quality and allows for carriage of significantly more video product offerings without cable operators having to build new cable plant. The technology is distributed through TCI's HITS, that enables TCI and each other participating cable operator to increase their program offerings and create new packages that could include, if they so choose, the DMX Service as part of a package of video and music services. Digital Distribution permits subscribers to receive video and music signals through a single standard set-top-tuner or "box" without the use of a separate tuner for music, as is currently the case with Tuner Distribution. TCI began offering such service to selected markets during 1997.

         The launch of digital compression technology has the potential to provide an additional distribution market for the DMX Service. If cable operators utilizing Digital Distribution, such as TCI, elect to offer DMX Services as part of one or more digital video programming packages, the DMX Service will be provided to customers who might not otherwise elect to subscribe to DMX Services as a separate premium service. However, the launch of and the transition to Digital Distribution may also have the effect of materially reducing DMX's residential subscriber fee revenues from Tuner Distribution as a result the expected change from the separate fee structure currently in effect for Tuner Distribution to a small per subscriber fee structure similar to that in effect for Satellite Distribution. TCI Music expects that license fees paid by cable operators for Digital Distribution that include DMX Services in their digital packages will be in the range of $.25 to $.50 per subscriber, which are much lower than the separate fees for the DMX Service now paid to DMX under affiliation agreements currently in effect.
While a substantial increase in the overall number of residential subscribers purchasing digital packages that include the DMX Service could result in revenues equal to or exceeding the revenues from residential subscribers currently electing to purchase the DMX Service for a separate fee, such a result depends on a number of factors over which TCI Music has no control, including whether cable operators elect to include the DMX Service as part of their digital packages, the acceptance by consumers of the digital products and whether those electing to purchase the digital packages are already DMX subscribers. TCI Music cannot predict the number of DMX residential subscribers that will elect to receive a digital package that includes DMX when it is offered.

         The new license fee structure for Digital Distribution will not affect the Annual TCI Payments that TCI will pay to TCI Music or DMX under the Amended Contribution Agreement. Although no assurances can be given, TCI Music does not expect the launch of Digital Distribution to affect the current rate structure of commercial cable subscribers or Satellite Distribution.

         TCI Music expects that Tuner Distribution will continue to be available in markets where Digital Distribution has not been introduced. However, because Tuner Distribution utilizes more of the cable spectrum than is currently used to deliver one video channel, it is likely that some cable operators, including TCI, may decide to eliminate Tuner Distribution of DMX Services in certain markets to recover or maintain channel capacity for Digital Distribution. If TCI or any other cable operator other than TCI that pays DMX a flat fee for distribution of the DMX Service terminates Tuner Distribution in any market, all revenues from residential and commercial subscribers receiving the DMX Service via Tuner Distribution in such market would terminate, unless such residential subscribers elect to purchase a video and music programming package through Digital Distribution, and Digital Distribution and other distribution means were made available to commercial subscribers. Accordingly, DMX's and TCI Music's revenues could be materially adversely affected if Tuner Distribution were terminated by cable operators.

         Likewise, although cable operators may not as readily terminate Tuner Distribution to commercial DMX subscribers, because they generally enter into short term written contracts with commercial subscribers that obligate them to provide such services, they may still choose to recover channel capacity by terminating such agreements. In such event, all revenues from commercial subscribers receiving the DMX Service would also be eliminated unless alternative delivery means such as Satellite Distribution or Digital Distribution were made available to and accepted by the commercial subscriber. If Tuner Distribution were to be eliminated, TCI Music expects that substantial additional expenses would be incurred to retain such commercial subscribers, such as marketing and equipment expenses, which could offset the revenues retained. In addition, an available alternative distribution method may result in increased costs to the subscriber in monthly fees and/or equipment. As a result, there would be a substantial risk that some commercial subscribers would choose to terminate the DMX Service. Accordingly, DMX's and TCI Music's revenues could be materially adversely affected if Tuner Distribution were terminated by cable operators.

Music Video - The Box.

         The Box (formerly Video Jukebox Network, Inc.) is primarily engaged in programming, distributing and marketing an interactive music video television programming service known as THE BOX(R) (the "BOX Service"), operating on a continuous basis. The Box currently exhibits its television programming through 102 box units installed in cable television systems, 46 box units installed in low power television stations and 11 boxes installed in full power broadcast stations. The BOX Service is available to approximately 41.4 million households in 155 cities located in 35 states and in Washington, D.C., Puerto Rico, Argentina, Aruba, Chile, Holland, Italy, New Zealand, Peru, and Venezuela.

         The Box also broadcasts a national satellite version of the BOX Service on Transponder 13 on the Hughes satellite Galaxy 7. An additional estimated 2.2 million households are presently receiving the BOX Service through its digital satellite delivery. Transponder and uplink services are provided by National Digital Television Center, Inc., a wholly owned subsidiary of TCI ("NDTC").

         Viewers of the BOX Service can passively watch The Box programming or can actively participate in determining its programming by selecting specific music videos. Viewers make their selections by dialing a 900 telephone number (or comparable telephone technology) and entering, via touch-tone telephone, a three-digit code assigned to the music video. This allows the viewer to directly communicate with The Box's local box computer. When the computer receives the viewer's request, an acknowledgment appears on all television screens in the local system tuned to the BOX Service. Viewers selecting music videos aired on the BOX Service are charged a fee. Viewers who watch the BOX Service passively pay no charges above their cost for cable service. The BOX Service presents approximately eight minutes of advertising each hour integrated between videos.

         Transmission of The Box programming can be accomplished through the use of only one cable television channel, one broadcast television channel or through satellite delivery, none of which requires addressable technology. Viewers do not need additional hardware to watch the BOX Service or to select music videos interactively. The one exception is that a digital receiver is necessary for home satellite dishes to pick up the satellite transmission.

         The Box is one of the only companies to deliver an interactive television product to millions of homes in the United States and around the globe. The Box has advanced the original analog technology to a new digital format and has converted all U.S. boxes to this format except for low performing boxes, which were switched to The Box's satellite feed. This new digital technology allows the Company to further localize all programming, deliver an improved on-air look, expand advertising inventory due to random access of digital files, eliminate significant operating expenditures and provide refurbished analog boxes necessary for international expansion.

Internet and Other Music Products - Paradigm.

         Paradigm is an entertainment company with a limited operating history, having commenced operations in November 1995. Its primary focus has been on its operations through its subsidiary SonicNet, Inc.'s ("SonicNet"), two music web sites, SonicNet (http://www.sonicnet.com) and Addicted to Noise ("ATN") (http://www.addict.com). These sites provide artist interviews, music performances, editorial music industry and consumer news product reviews and related interactive consumer directed programming. Paradigm also operates Paradigm Associated Labels ("PAL"), a portfolio of genre specific record labels which produce record releases of new artists, compilations and catalog reissues.

         The emphasis of SonicNet's web site is to inform consumers of new artists and their performances and provide interviews and chats with artists, product samples and reviews and the option to purchase related artist music products and merchandise. SonicNet currently utilizes Music Boulevard, a third-party online distribution service, to effect sales of artist music products and merchandise. Paradigm intends to develop its own online direct selling capabilities within the next 12-24 months in conjunction with third parties. ATN is an online music magazine and music news and information provider. ATN's main feature is the "Daily Music News of the World" (updated several times daily with breaking news items) which provides viewers with news associated with the music industry, artists, products, etc. Album reviews are also included on the site. In addition to music news, ATN also has feature stories and/or interviews with top artists such as Pearl Jam, REM, Oasis, Phish, Smashing Pumpkins and Bruce Springsteen, which are enhanced with audio and video clips. SonicNet also offers cybercast concerts and launched a series of cybercasts during the summer of 1997 called "Supercasts" which included cybercasts of numerous festivals such as the Tibetan Freedom Festival, the Lilith Fair, Lolapalooza, WARP Tour, H.O.R.D.E., Further Festival, Oz Fest, and ROAR Festival.

         Since acquiring SonicNet in 1997, Paradigm has also launched a syndicated music news service whose initial customers include Pointcast, Inc. (the leading push technology service), "The Hub," (a destination feature of America Online), and Yahoo (Internet search service). As part of its music news services, SonicNet repackages and syndicates the music news content of the ATN website, which is linked to SonicNet's website, and procures advertisers to be included on such website. SonicNet has also commenced publishing www.trouserpress.com, the exclusive online edition of the definitive music guide to new wave, punk and alternative music and the Alternative Buyers Guide, an online electronic guide for new music consumers. SonicNet's revenues, which to date have been minimal, are currently derived solely from advertising and syndication fees. Companies advertising their goods and services on SonicNet's website currently include Levi Strauss & Co., Sony Station, Carter-Wallace, Inc., Ford Motor Company, J Crew, Microsoft, Kenwood and Intel Corp. Paradigm has expanded SonicNet overseas through an agreement with Japan's Digital Garage to provide exclusive SonicNet feed, translated into Japanese and custom packaged for the Japanese youth market and an agreement with Telstra (the national telephone company of Australia) for Australia and parts of the Far East.

         PAL's focus has been the development of new artist releases and related artist development, encompassing modern rock, alternative, power-pop, dance and techno artists. PAL currently has three wholly-owned Independent
Labels: Paradigm Records, Big Deal and Mutant Sound Systems ("Mutant"), each of which maintains a separate roster of artists with a separate and distinct repertoire focus. PAL's primary focus for 1998 will shift to the creation, production, marketing, sale and distribution of compilation projects and special product development for both SonicNet and The Box.

         Paradigm initially recruited new and emerging artists from the alternative rock/pop genre but has diversified into the electronic music genre in 1997 through Mutant. In addition, Paradigm may purchase outright or license a finished single or album by an artist in these or other genres.

         Paradigm has also developed a catalog of classic rock archival recordings to which Paradigm has the exclusive right to own, control or exploit. Rights have been acquired to approximately 2,000 master recordings by way of catalog acquisitions and related license agreements. Paradigm intends to acquire rights to additional master recordings. Paradigm will also attempt to enter into license agreements with the major labels in order to more fully exploit its catalog.

TECHNOLOGY.

         DMX has rights to use the technology used in the origination, distribution and reception of DMX via cable, DBS, and DMX-Disc. Affiliated cable operators use special equipment designed to receive the DMX signal and then deliver it over the existing cable network to cable subscribers in the affiliated operator's system. Each subscriber (other than those receiving DMX via Digital Distribution) must be equipped with a special DMX cable tuner (the "DM-2000" tuner), which is designed to connect to the existing coaxial cable used for other cable programming services and to any commercial stereo system using industry standard audio jacks. Subscribers receiving DMX via direct broadcast satellite must be equipped with a small satellite dish antenna and a DMX DBS receiver (the "DR-200" receiver), which like the DM-2000 tuner connects directly to any stereo system. Either tuner allows the subscriber to select any of the available formats at any time. The tuner can be controlled manually, or by a hand held remote control device. One such remote control device, the DMX*DJ(R), compatible with both tuners, provides the subscriber with complete programming information about any song being heard on DMX. The information is shown in a display window on the DMX*DJ using a liquid crystal display. Programming information provided includes: song title, artist, composer, album title, record company label, DMX identification number and chart position, if any. A basic remote control is also available which controls the necessary functions on each tuner, but does not include the display of programming information.

         DMX is transmitted using multiple distribution technologies based on various compression algorithms which allow the signal to be delivered to the subscriber in CD quality fidelity. These compression technologies are known as SuperSound, AC-3 and MUSICAM. The SuperSound scheme is currently used for U.S. cable transmission and was also used for European cable transmission. AC-3 is currently used for U.S. DBS transmission. MUSICAM was used for European DTH transmission and could ultimately replace SuperSound for European cable transmission. DMX expects to be in a position to offer the U.S. Cable operators currently using SuperSound the option of migrating to AC-3 or MUSICAM, based on the standard adopted for the U.S. market as digital compression technology becomes widely-used.

RESEARCH & DEVELOPMENT.

         The Company views its research and development efforts as a key component of maintaining its leadership position in digital audio. In order to keep its technology at the forefront and to deliver DMX using multiple distribution paths, the Company is continuing research and development activities which include refinements to its residential and commercial DBS technology and the development of AC-3 and MUSICAM compression compatible technology for use in distributing its cable delivered signal.

SATELLITES.

         There are a limited number of satellites with orbital positions suitable for transmission of DMX's and The Box's signals and a limited number of available transponders on those satellites. Satellite transponders receive signals, translate signal frequencies and transmit signals to receiving satellite dish antennas. DMX and The Box (in connection with a national version of its programming) sublease transponder capacity form NDTC, which also provides facilities for uplink transmission of DMX's and The Box's signals to the transponders. NDTC in turn, leases the satellite transponder capacity on the satellite known as Satcom C-3 (Transponder 24) from GE American Communications, Inc., the satellite known as Loral Telstar 4, formerly known as AT&T Telstar 402R, from AT&T Skynet in connection with the transmission of DMX's signals and the Hughes satellite known as Galaxy 7 (Transponder 13) in connection with the transmission of The Box's signals. The term of DMX's principal transponder sublease with NDTC for the Satcom satellite runs through the end of the life of that satellite or April 2005, whichever is earlier. The term of DMX's transponder sublease with NDTC for the Loral Telstar 4 runs through February 2000. Although there has never been sustained interruption of DMX's or The Box's signals due to transponder failure or satellite unavailability, failure or loss, no assurance can be given that any such event will not occur in the future. If such an event were to occur or if NDTC were unable to provide transponder services to DMX or The Box, DMX or The Box would have to seek alternative transponder or satellite facilities. However, alternative facilities may not be available on a timely or cost-effective basis and may require the expense of repositioning each DBS subscriber's satellite dish in order to receive signals from another satellite. Any one or more of these events could require DMX or The Box, as the case may be, to incur additional expenditures and could degrade DMX's or The Box's ability to serve its customer base and have a material adverse effect on the Company's financial condition and results of operations. If DMX or The Box is required to enter into new transponder lease agreements, no assurance can be given that it will be able to do so on terms as favorable as those in its current agreements with NDTC.

COMPUTER SYSTEMS AND SOFTWARE COMPATIBILITY IN THE YEAR 2000.

         Many existing computer programs use only two digits to identify a year in a date. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. Additionally, TCI Music is planning a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of these third parties and the impact on the Company as a consequence of their own year 2000 issues. TCI Music's manual assessment of the impact of the year 2000 date change should be complete by mid-1999. TCI Music is in the process of identifying computer systems and software that may not function correctly in the year 2000. TCI Music believes that it will be able to identify, and, if necessary, modify or replace such systems and software before any year 2000 associated problems arise. No assurances can be given that such modification and replacement will be completed before any year 2000 associated problems arise or that increased costs arising from unanticipated problems will not have a material adverse effect on the Company.

MUSIC RIGHTS.

         DMX has entered into agreements or is operating under interim agreements with the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music Inc. ("BMI"), and the Society of European Stage Authors and Composers ("SESAC"). The agreements provide for performance royalties to be paid by DMX for all music played on DMX in the United States.

         DMX has an agreement with ASCAP for commercial distribution with a term through May 1999. The residential agreement with ASCAP is currently governed by an interim, industry-wide agreement that will remain in effect until such time as new industry rates are determined. During 1995, DMX entered into a new residential agreement with BMI, with a term extending through September 30, 1999. DMX's agreement with BMI for commercial distribution has expired, and DMX is currently operating under a month-to-month extension. DMX is part of an industry-wide negotiating group currently discussing renewal terms, and expects terms to be finalized in the near future. DMX's agreements with SESAC for residential and commercial distribution both expired in June 1997. Certain of the agreements that are being negotiated on an industry wide basis over new rate structures may require retroactive rate increases. DMX has continued to accrue royalties that are under negotiations based on its best estimates, after consultation with legal counsel and consideration of the terms and rates of the expired contracts.

         DMX was involved in an arbitration proceeding with the Recording Industry Association of America regarding royalty rates which will be payable to the sound recordings owners pursuant to the Digital Performance Right in Sound Recordings Act of 1995 (the "1995 Digital Act") (see "Business - Government Regulation").

         Music videos on The Box are played through negotiated license agreements with organizations that represent composers. The Company currently pays no fee to the distributors of these music videos played in the Untied States; however, there can be no assurance that the Company will continue to obtain music videos for airing in the United States at no charge or on terms deemed satisfactory to the Company. Fees are paid for performance and composer rights in international markets where the Company operates.

COMPETITION.

         TCI Music, DMX, The Box and Paradigm each face significant competition in their respective industries. TCI Music and DMX compete with other providers of cable television and DBS programming (including competitors who provide digital music programming similar to the DMX Service) for subscribers of, relationships with, and channel space on, cable television and DBS systems and The Box competes with other music programming providers.

         DMX currently has one main competitor in the residential marketplace, Music Choice. DMX principally competes for third party cable and DBS affiliations with Music Choice. Most of DMX's affiliation agreements prohibit a distributor from offering a competitive music service and it is also unlikely that a cable operator or other affiliated distributor would introduce a competitive digital audio service because of channel capacity. As a result, DMX does not directly compete with Music Choice for subscribers once an affiliation agreement is signed.

         In the direct-to-home residential DBS marketplace, DMX is carried by PRIMESTAR networks. Music Choice is carried on DirecTV. Muzak, one of DMX's competitors in the commercial marketplace, secured residential DBS distribution with Echostar Communication Corporation's DISH Network. DMX entered into an agreement with Sky-LA and DMX is currently being offered in Mexico and Latin America.

         DMX also competes in the commercial marketplace, through its Commercial Division DMX for Business(R) with other programmed business music providers, such as Muzak and AEI. However, the distribution technology and the quality and quantity of music programming is significantly different. As an example, Muzak does not offer cable distribution and only has 16 channels on its standard analog DBS system. Although Muzak does have 60 channels on the Echostar DISH Network, that service does not provide the management control functions required by the commercial marketplace. AEI only offers 6 channels from its analog DBS service. All other competitors offer fewer music programming options, compared to DMX's 97 options available on DBS. DMX for Business is competitively priced with other business music services.

         The television programming business in the United States is highly competitive. The Box competes for channel space and viewers with several music video television programmers, including MTV, VH-1, BET Jazz, M2 and Much Music. In addition, The Box competes with a large number of other cable programming services for the limited amount of channel space presently available on cable systems, including, among others, the History Channel and the Home and Garden Channel. Substantially all of The Box's competitors are larger and possess greater financial resources than The Box. The Box is not aware of any competitor which currently offers and operates a service comparable to the interactive component of The Box's programming.

         Paradigm competes with other companies that manufacture and distribute music recordings, many of which have substantially greater resources, including established distribution channels, than Paradigm. In addition, Paradigm faces competition from other providers of products, services and information available through the Internet and Online services. Further, Paradigm relies to a significant extent upon, and competes for, licensing arrangements which allow Paradigm to produce and distribute its products, services and information, In light of Paradigm's limited operating history, no assurances can be given that Paradigm will be able to successfully compete in these industries.

GOVERNMENT REGULATION.

         In addition to regulations routinely applicable to any business, certain segments of the Company's operations are directly regulated or substantially affected by regulations adopted by the Federal Communications Commission ("FCC"). For example, satellite cable video programming services, cable television and satellite distribution systems and television stations are subject to the Communications Act of 1934, as amended, the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and/or the Telecommunications Act of 1996 (the "1996 Telecom Act"), and rules and regulations under such acts. The Copyright Act of 1976 also directly affects certain Company operations.

Cable Television Systems.

         The FCC regulates the providers of satellite communications services and facilities for the transmission of satellite programming services, the cable television systems that carry such services and to some extent the video programming services themselves. Cable television systems are also regulated by municipalities or other state and local government authorities. Municipalities generally have the jurisdiction to grant and to review the transfer of franchises, to review rates charged to subscribers, and to require public, educational and governmental channels, except to the extent that such jurisdiction is pre-empted by federal law. Any such rate regulations or other franchise conditions could place downward pressure on subscriber fees earned by the providers of cable television programming, and regulatory carriage requirements could adversely affect the number of channels available to carry such programming.

         Cable television systems are subject to extensive rate regulations, which control, among other things, rate increases for changes in costs, including programming costs, and for additional channels. The FCC's rate regulations have impaired the willingness and ability of cable operators to add programming services and to invest in additional cable plant to expand channel capacity. Consequently, the cumulative impact of the FCC's rate regulation is likely to continue to have an adverse effect on the Company's programming interests. The 1996 Telecom Act eliminates rate regulation of non-basic tiers in all cable systems as of March 31, 1999. However, certain members of Congress and FCC officials have called for an extension of such rate regulation and also have urged more rigorous rate regulation (including the imposition of limits on pass-throughs of programming cost increases).

         The 1992 Cable Act also imposed obligations upon cable operators to carry "local" broadcast stations which choose a "must carry" right, as distinguished from a "retransmission consent" right. The rules adopted by the FCC generally provide for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry status and, depending on a cable system's channel capacity, non-commercial television broadcast signals. On March 31, 1997, the United States Supreme Court upheld the constitutionality of the must carry regulations. Such statutorily mandated carriage of broadcast stations, coupled with the provisions of the 1984 Cable Act, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties (leased access) and permit franchise authorities to require the cable operator to provide channel capacity for public, educational and governmental access, could adversely affect the Company's programming interests by limiting the carriage of such services in cable systems with limited channel capacity. The channel capacity devoted to must carry could increase dramatically if television broadcast stations proceed with planned conversions to digital transmission and the FCC determines that cable systems must carry all analog and digital signals transmitted by television stations.

Carriage Agreements.

         Under the 1992 Cable Act, the FCC adopted regulations prohibiting cable operators from requiring a financial interest in a program service as a condition of carriage of such service, coercing exclusive rights in a video programming service or favoring affiliated programmers so as to restrain unreasonably the ability of an unaffiliated video programmer to compete.

Video Programming Ownership and Carriage.

         The 1992 Cable Act required the FCC to, among other things, (1) prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry video programming in which the owner of such cable system has an attributable interest; and (2) consider the necessity and appropriateness of imposing limitations on the degree to which multichannel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services. These rules may limit carriage of the Company's video programming services on certain systems of cable operators affiliated with the Company, such as TCI. In the same rulemaking, the FCC concluded that additional restrictions on the ability of multichannel distributors to engage in the creation or production of video programming presently are unwarranted.

Closed Captioning.

         The 1996 Telecom Act also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. On August 22, 1997, the FCC released new rules which will require substantial closed captioning over an eight to ten year phase-in period with only limited exemptions. As a result, the Company's video programming operations are expected to incur additional costs for closed captioning.

Copyright and Royalty Payments.

         The 1995 Digital Act amends U.S. copyright law to provide sound recording owners with an exclusive performance right in sound recordings that are performed by means of subscription service digital transmissions. The 1995 Digital Act provides a compulsory license for non-interactive subscription services, but it does not provide a compulsory license for interactive services which allow the listener to select performance of a musical piece based on a menu or schedule. As a general matter, the digital performance right does not apply to traditional radio and TV broadcasts, background music services such as MUZAK(R), or to music transmitted at restaurants, department stores, hotels or amusement parks in the traditional manner.

         An arbitration panel formed to determine the statutory license royalty rate to be paid under the 1995 Digital Act by the Company (and other digital music residential subscription services) on services transmitted to non-business subscribers rendered a decision before the United States Copyright Office. On November 28, 1997, the arbitration panel issued a report recommending a royalty rate of 5%. However, on January 27, 1998, the Librarian of Congress released a notice stating that, as recommended by the Register of Copyrights, they had decided not to adopt the "determination of the arbitration panel in its entirety," was reviewing the arbitration panel's report and the record, and would render his decision in the next several weeks. The final royalty rate could have an adverse effect on the Company if the Company is required to pay a higher license royalty rate than the rate at which the Company has been accruing. Because the royalty rate will be retroactive to February 1996, the Company has accrued 5% of residential subscriber fee revenue since such date.

Television Stations.

         The Company, through its wholly-owned subsidiary VJN LPTV Corp., is authorized by the FCC to operate 20 low power television ("LPTV") stations (the "LPTV Stations"), of which the Company is currently operating 19 LPTV Stations. An FCC license for the ownership or operation of an LPTV station is effective for a maximum period of five years. These licenses are renewable for another five years if the licensee is in compliance with FCC rules. FCC regulations require the Company to obtain approval from the FCC prior to acquiring or selling an LPTV station. The Company also is subject to certain FCC regulations and policies regulating the content of its programming and the operation of its stations.

         When the FCC established LPTV service, it determined that LPTV stations would have secondary status to full- service television stations. The Commission has concluded that, during the upcoming transition to digital television, there is insufficient available spectrum to preserve all existing LPTV Stations. In order to provide full service television stations with a second digital channel, a number of LPTV stations will be displaced, especially in the major markets. On February 23, 1998, the FCC released the final table of digital allotments. The Company has not yet determined the impact of the final allotment upon the LPTV Stations and its LPTV station affiliates.

"900" Telecommunications Services.

         Certain Company operations are subject to rules adopted by the FCC and Federal Trade Commission ("FTC") with respect to interstate 900 telecommunications services. The rules provide, among other things, that: specific price and product identification information must be given before a consumer incurs a charge in excess of $2.00 for a 900 call; where technically feasible, local exchange carriers must provide customers with the option of blocking all 900 calls; and a subscriber's telephone service cannot be disconnected for failure to pay interstate 900 service charges. Several states also are considering legislation similar to the rules adopted by the FCC. Because the Company has taken steps to reduce chargebacks by instituting certain credit limits and call blocking of non-paying customers, the Company believes that the FCC and FTC rules presently do not have a material adverse effect on the Company's business.

Internet.

         The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel, personal privacy, rights of publicity, language requirements and content restrictions, is uncertain and could expose the Company to liability. The laws of certain foreign countries provide the owner of copyrighted products with the exclusive right to expose, through sound and video samples, copyrighted items for sale to the public and the right to distribute such products. Any new legislation or regulation, or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company. For example, major U.S.-based online services (and personnel) have been challenged by German authorities for making certain content accessible in Germany. If the Company were alleged to violate federal, state or foreign, civil or criminal law, even if the Company successfully defended such claims, it could have a material adverse effect on the Company.

         The Company believes that its use of third party material on its Internet Web sites is permitted under current provisions of copyright law. However, legal rights to certain aspects of Internet content and commerce are not clearly settled and the Company's ability to rely upon one or more exemptions or defenses under copyright law is uncertain. There can be no assurance that the Company will be able to continue to provide rights to information, including downloadable music samples and artist record and other information. The failure to be able to offer such information could have a material adverse effect on the Company.

         Although the FCC decided on May 7, 1997 not to allow local telephone companies to impose per-minute Internet access charges, several telecommunications carriers are seeking to have Internet telecommunications services regulated by the FCC in the same manner as other telecommunications services. In addition, because the growing popularity and use of the Internet purportedly has burdened the existing telecommunications infrastructure, local telephone carriers have petitioned the FCC to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. If any of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet. Any such new legislation or regulation or application or interpretation of existing laws could have a material adverse effect on the Company's Internet businesses.

Proposed Changes in Regulation.

         The regulation of cable television systems, satellite programming services, and television stations is subject to the political process and has been in constant flux over the past decade. Regulation of Internet-related business is now developing. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the Company's business will not be affected adversely by future legislation, new regulation or deregulation.

TRADEMARKS AND COPYRIGHTS.

         DMX has filed for worldwide trademark registration (including DMX, Digital Music Express, DMX for Business, DMX*DJ and, through its joint venture with Jones, Superaudio). DMX believes that its trademarks are valuable properties and intends to defend them vigorously.

         Under DMX's agreements with XTRA Music Limited, a corporation under the laws of England, the European company will have the right to use DMX's trademarks for two years.

         The Box owns two United States copyrights on certain software. Since a copyright primarily protects written expression but not ideas, concepts or principles, The Box's copyrights may not afford protection against competitors who independently develop comparable software. In addition, The Box has obtained United States registrations for its trademarks "THE BOX (with design)", "Music Television You Control", "THE BOX - Music Television You Control (with design)", "THE BOX", "BOXtunes", "The Jukebox Network", and "The Jukebox Network (with design)". Applications have been filed for registration in the United States of its trademarks "Xposure", "Big Phat Ones", "BOXtalk", and "The Box Worldwide". The Box has also obtained registration s for "THE BOX (with design)", "THE BOX -

Music Television You Control (with design)", "BOXtops", "BOXtalk", and certain other marks in the following countries: Benelux, France, Germany, Sweden and Peru. The Box has also filed in or is in the process of filing for trademark registration of "THE BOX (with design)", "THE BOX - Music Television You Control (with design)", "THE BOX (with design)", "THE BOX -Music Television You Control (with design)", "BOXtops", "BOXtalk", and certain other marks in the following countries: Argentina, Australia, Brazil, Canada, Chile, Finland, Italy, Japan, Mexico, New Zealand, Norway, Portugal, Spain Venezuela and the United Kingdom and the Republic of Ireland.

         The Box has licensed VJNIL, its former subsidiary that is now owned by a United Kingdom media company, EMAP, to a 99 year license for use of its trademarks in the United Kingdom and the Republic of Ireland. Although one trademark has been registered, the major filings related to "THE BOX (with design) and "THE BOX - Music Television You Control (with design)" have not completed registration.

         The Box also holds three United States patents relating to its telephone access display systems, which enable viewers to telephonically select music videos. The systems may also have other interactive television applications such as shopping, trivia, comedy, sports and general information. The Box has also received patents for its telephone access display system in Italy and Canada and has a pending application in France. In May 1995, May 1996 and June 1996, The Box filed new patent applications and addendum for the interactive video system, The Digital Box. Further, in May 1996, The Box filed an international patent with the European Union and the United Kingdom for this same digital technology. The Box plans on filing additional applications for patents in other foreign countries. There can be no assurance as to the breadth or degree of protection which such copyrights, trademarks and patents may afford The Box.

PERSONNEL.

         As of December 31, 1997, The Company had 326 full-time employees. The Company considers its relations with its employees to be satisfactory.


ITEM 2.      PROPERTIES.

         TCI Music's principal executive offices are located at 8101 East Prentice Avenue, Suite 500, Englewood, Colorado 80111.

         TCI Music does not own or lease any real or personal property other than through its interests in its operating subsidiaries. TCI Music's operating companies own or lease fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, and customer equipment. TCI Music believes that all the Company's facilities are adequate for its current and anticipated needs.


ITEM 3.      LEGAL PROCEEDINGS.

         From time to time the Company may be a party to legal actions arising in the ordinary course of business, including claims by former employees. Although some of these actions could be expected to involve claims for substantial amounts, except as set forth in the next paragraph, the Company does not believe that any currently pending litigation to which it is a party will have a materially adverse effect on its financial condition or results of operations.

         On September 8, 1996, a purported class action lawsuit entitled Brickell Partners v. Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman, Bhaskar Menon, DMX Inc., and Tele-Communications, Inc. (Civil Action No. 15206) was filed in the Delaware Chancery Court alleging, among other things, that the proposed acquisition of DMX by TCI is wrongful, unfair and harmful to DMX's public stockholders and seeking to enjoin the consummation of the Merger. DMX believes that this action is without merit and intends to defend it vigorously.

         On July 23, 1997, Jeri L. Amstutz, a former employee of DMX Inc., filed a complaint in Superior Court of California, County of Los Angeles, Jeri
L. Amstutz v. DMX Inc., Otis Smith, Jerold Rubinstein and Does 1 to 100. The plaintiff alleges certain wrongful employment practices. The plaintiff seeks compensatory damages for lost wages and benefits, foreseeable consequential and incidental damages in an unspecified amount, as well as attorneys' fees, costs and prejudgment interest. The plaintiff also seeks punitive damages and damages for emotional distress (and similar harm) in unspecified amounts which the plaintiff claims to believe will exceed $2,000,000.

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

         DMX has received a letter from counsel for Selco Servicegesellschaft fur elektronische Kommunikation mbH ("Selco") requesting that DMX make a proposal to settle claims alleged by Selco for damages in the amount of approximately $3.5 million with respect to a guaranty by DMX of obligations of DMX-Europe N.V., a subsidiary of DMX ("DMX-E") under a Subscriber
Management Services Agreement between DMX-E and Selco.  TCI Music and
DMX do not believe that DMX has any liability to Selco under that guaranty. Nevertheless, neither TCI Music nor DMX can estimate, based on the facts available as of the date of this Report, whether Selco will continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether DMX will be held liable for any material amount.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of TCI Music's security holders during the fourth quarter of December 31, 1997.

                                    PART II


ITEM 5.      MARKET FOR TCI MUSIC'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         Since July 14, 1997, The TCI Music Series A Common Stock (with associated TCI Rights) was quoted on the Nasdaq SmallCap Market under the symbol "TUNE".

         The following table sets forth the range of high and low sales prices of TCI Music Series A Common Stock since July 14, 1997 for the periods indicated:

               QUARTER ENDED                        HIGH               LOW
               -------------                        ----               ---
 September 30, 1997 (from July 14, 1997)            7.7500             6.7500
 December 31, 1997                                  7.8125             7.3750

         The prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission; and do not necessarily reflect actual transactions.

         On December 31, 1997, the closing price for the TCI Music Series A Common Stock (with associated TCI Rights) reported by Nasdaq was $7.625. As of December 31, 1997 there were 175 Stockholders of record of TCI Music, Inc. with approximately 31% of the shares held in "street name."

         Each share of TCI Music Series A Common Stock issued in the DMX Merger trades together with the TCI Right granted by TCI in connection with the DMX Merger. Each TCI Right entitles the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock for $8.00 (subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders), payable at the election of TCI, in cash, a number of shares of TCI Group Series A Stock having an equivalent value, or a combination thereof, if during the one-year period beginning on July 11, 1997 the price of the TCI Music Series A Common Stock trading with associated TCI Rights does not equal or exceed $8.00 (as adjusted) for a period of at lease 20 consecutive trading days. If the TCI Rights are not earlier terminated upon satisfaction of such price requirement, they will be exercisable for a 30-day period commencing on July 11, 1998 and will expire on the last day of such 30 day period unless extended by their terms. Because the TCI Rights trade together with the shares of TCI Music Series A Common Stock, the current market price of one share of TCI Music Series A Common Stock necessarily includes a value for the associated TCI Right. Accordingly, no assurances can be made that the market price per share of TCI Music Series A Common Stock will be maintained at or near its current level upon termination or expiration of the TCI Rights.

         There currently is no established public trading market for the TCI Music Series A Common Stock without TCI Rights. The TCI Music Series A Common Stock issued in the Paradigm Merger and into which the TCI Music Preferred Stock issued in the Box Merger is convertible do not have any associated TCI Rights. Such a market may begin when the TCI Rights expire or terminate. TCI Music Series A Common Stock without attached TCI Rights will trade under the symbol "TUNE" after the TCI Rights expire or terminate, if the TCI Music Series A Common Stock remains eligible for continued listing on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, the TCI Music Series A Common Stock must comply with certain maintenance requirements of the Nasdaq SmallCap Market, which require that TCI Music maintain (i) at least $2 million in net tangible assets, $35 million in market capitalization or $500,000 of net income in the latest fiscal year, (ii) a public float of 500,000 shares valued at $1 million or more, (iii) a minimum bid price of $1.00 per share, (iv) two market makers and (v) at least 300 shareholders. Although TCI Music believes that TCI Music Series A Common Stock currently satisfies these standards, no assurances can be made that TCI Music will continue to comply with these maintenance requirements. In particular, if the TCI Rights become exercisable as of July 11, 1998, the number of stockholders exercising TCI Rights and the number of TCI Rights that are exercised may cause the TCI Music Series A Common Stock to fail to satisfy one or more of the Nasdaq SmallCap Market maintenance standards. Failure to satisfy Nasdaq's maintenance requirements may result in the TCI Music Series A Common Stock being de-listed from Nasdaq and trading would thereafter be conducted on the over-the-counter market.

DIVIDENDS.

         No dividends have been paid by TCI Music, Inc. as of December 31, 1997. The Company does anticipate paying cash dividends in the foreseeable future.

ITEM 6.      SELECTED FINANCIAL DATA.

         The following is a summary of selected financial information relating to the financial condition and results of operation of TCI Music and its predecessor. (Amounts in thousands, except per share data.)



                                                   SIX MONTHS    NINE MONTHS
                                                      ENDED        ENDED
                                                  ---------------------------------------------------------------------------------
                                                  DECEMBER 31,    JUNE 30,                 SEPTEMBER 30,
                                                     1997          1997         1996         1995             1994        1993
                                                  ---------------------------------------------------------------------------------

INCOME STATEMENT DATA
Revenue                                           $  22,955        16,594        17,326        12,773         9,377         4,793

Operating, selling, general and administrative
 expenses                                            14,294        27,437        30,459        22,166        20,559        17,726
Depreciation and amortization                         6,317         1,789         1,884         1,342         1,065           790
Loss on disposal of DMX-Europe N.V                       --         1,738         7,153            --            --            --
                                                  ---------------------------------------------------------------------------------
Net operating income (loss)                           2,344       (14,370)      (22,170)      (10,735)      (12,247)      (13,723)

Share of earnings of affiliates                          76           203           197           307           224           144
Equity loss in DMX-Europe N.V                            --            --       (11,854)      (13,271)       (4,746)       (3,554)
Interest income (expense), net                         (280)         (422)         (300)         (209)           38            85
Other income (expense), net                            (223)         (119)          272           829           226           640
                                                  ----------------------------------------------------------------------------------
Net earnings (loss) before income taxes               1,917       (14,708)      (33,855)      (23,079)      (16,505)      (16,408)
Income tax expense                                   (2,382)           --            --            --            --            --
                                                  ----------------------------------------------------------------------------------
Net loss                                          $    (465)      (14,708)      (33,855)      (23,079)      (16,505)      (16,408)
                                                  ==================================================================================

Basic and diluted loss per common share(a)
                                                  $   (0.01)        (0.25)        (0.68)        (0.60)        (0.48)        (0.52)
                                                  ==================================================================================

Weighted average number of common shares
                                                     77,423        59,587        49,676        38,585        34,436        31,648

(a) Loss per common share has been restated for all periods to reflect the adoption of Statements of Financial Accounting Standards No. 128, "Earnings per Share". See note 11 to the accompanying consolidated financial statements.

                                                                                                   SEPTEMBER 30,
                                                 ----------------------------------------------------------------------------------
                                                   DECEMBER 31,     JUNE 30,
                                                      1997           1997          1996         1995            1994         1993
                                                 ----------------------------------------------------------------------------------
  BALANCE SHEET DATA
  Current assets                                 $     25,863        6,186         7,719        12,123         9,651        3,103
  Investments in affiliates, accounted for under        1,201          558           504           457           450          476
    the equity method
  Intangibles, net                                    153,265           --         4,536            --            --           16
  Other assets, net                                       910          110            99           166            55           54
  Property and equipment, net                          13,488        4,132         5,894         4,336         4,444        3,225
                                                 ----------------------------------------------------------------------------------
  Total assets                                   $    194,727       10,986        18,752        17,082        14,600        6,874
                                                 ==================================================================================
  Current liabilities                            $     23,080       14,705        16,932         3,626         3,824        3,715
  Other liabilities                                     2,063        2,082         1,773         1,252           713          268
  Capital lease obligation                                 --           23         1,401         1,446         1,503           --
  Notes payable                                        53,236           --            --            --           201          382
  Related party debt                                    4,359        3,887            --            --            --           --
  Deferred income tax                                   2,811           --            --            --            --           --
  Investment in and advances to DMX-Europe
                                                        9,058        6,591            --        15,886         8,175        3,429
                                                 ----------------------------------------------------------------------------------
  Total liabilities                                    94,607       27,288        20,106        22,210        14,416        7,794

  Convertible preferred stock                          35,588           --            --            --            --           --

  Stockholders' (deficit) equity                       64,532      (16,302)       (1,354)       (5,128)          184         (920)
                                                 ----------------------------------------------------------------------------------
  Total liabilities and stockholders' equity
     (deficit)                                   $    194,727       10,986        18,752        17,082        14,600        6,874
                                                 ==================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

         On July 11, 1997, DMX and TCI Music, consummated a merger pursuant to an Agreement and Plan of Merger, dated February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997 (the "DMX Merger Agreement"), among DMX, TCI, TCI Music, and TCI Music Merger Sub ("Merger Sub"), a wholly-owned subsidiary of TCI Music, whereby Merger Sub was merged with and into DMX (the "DMX Merger"), with DMX as the surviving corporation. Pursuant to the DMX Merger, TCI Music became the successor registrant to DMX. Upon consummation of the DMX Merger, each outstanding share of Common Stock of DMX, $.01 par value per share ("DMX Common Stock"), was converted into the right to receive (i) one-quarter of a share of TCI Music Series A Common Stock,
(ii) one TCI Right with respect to each whole share of TCI Music Series A Common Stock and (iii) cash in lieu of fractional shares of TCI Music Series A Common Stock and TCI Rights. The acquisition was accounted for by the purchase method effective July 1, 1997.

         On December 16, 1997, shareholders of The Box voted to approve an Agreement and Plan of Merger dated as of August 12, 1997, the Box Merger, pursuant to which The Box became a wholly-owned subsidiary of TCI Music and each outstanding share of common stock of The Box was converted into the right to receive .07 of a share of TCI Music Preferred Stock. Each share of TCI Music Preferred is convertible into three shares of TCI Music Series A Common Stock without an associated TCI Right.

         Effective December 31, 1997, shareholders of Paradigm voted to approve an Agreement and Plan of Merger dated as of December 9, 1997, the Paradigm Merger, pursuant to which Paradigm became a wholly-owned subsidiary of TCI Music and shareholders of Paradigm received 0.61 restricted shares of TCI Music Series A Common Stock, without an associated TCI Right for each share of Paradigm common stock held. The acquisition of the Box and Paradigm were accounted for by the purchase method. Accordingly, the results of operations of such acquired entities have been included in the financial results of TCI Music since their respective dates of acquisition. See notes 1 and 4 to the accompanying consolidated financial statements.

         TCI Music's assets include businesses which are principally engaged in: (i) programming, distributing, and marketing continuous commercial-free compact disc-quality music programming; (ii) programming, distributing, and marketing an interactive music video television programming service; and (iii) distributing and marketing music entertainment products through traditional and non-traditional channels.

         Due to the consummation of the DMX Merger, and related change in fiscal year ends by TCI Music to December 31, 1997, the results of operations include a transition period. Accordingly, to provide a meaningful basis for comparison, for purpose of the following analysis and discussion, the six month period ended December 31, 1997 will be compared with the corresponding period ended December 31, 1996, the nine month period ended June 30, 1997 will be compared with the corresponding period ended June 30, 1996, and the year ended September 30, 1996 will be compared to the corresponding period ended September 30, 1995.

ACCOUNTING STANDARDS.

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128") in February of 1997. SFAS 128 establishes a new computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS.
The Company adopted SFAS 128 as of December 31, 1997 and has restated all prior period EPS data, as required. SFAS 128 did not have a material impact on EPS for any period presented.

         During 1997, the FASB also issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

YEAR 2000.

         Many existing computer programs use only two digits to identify a year in a date. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. TCI Music is in the process of identifying computer systems and software that may not function correctly in the year 2000. Additionally, TCI Music is planning a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of these third parties and the impact on the Company as a consequence of their own year 2000 issues. TCI Music's manual assessment of the impact of the year 2000 dated change should be complete by mid-1999. TCI Music believes that it will be able to identify, and, if necessary, modify or replace such systems and software before any year 2000 associated problems arise. No assurances can be given that such modification and replacement will be completed before any year 2000 associated problems arise or that costs arising from unanticipated problems will not have a material adverse effect on the Company.


SUMMARY OF OPERATIONS.

         REVENUE.

         Total revenues, exclusive of revenue from DMX-Europe N.V. and subsidiary ("DMX-E"), for the six months ended December 31, 1997 increased to $22.9 million from $9.0 million for the six months ended December 31, 1996. The $13.9 million or 155% increase was primarily attributed to $9.9 million of revenue from sales of DMX Music services to TCI's residential and commercial subscribers as a result of the DMX Merger and the Amended Contribution Agreement. Pursuant to the Amended Contribution Agreement, TCI is required to deliver, or cause certain of its subsidiaries to deliver to TCI Music monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"). Pursuant to the Amended Contribution Agreement, the Annual TCI payments will represent (a) revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to certain cable subscribers (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to the Affiliation Agreement) and (b) compensation to TCI Music and DMX for various other rights. The remaining increase is attributable to continued growth in commercial subscriber fee revenue of $2.7 million, the inclusion of 15 days of viewer revenue of $460,000 and advertising revenue of $365,000 from the Box Merger on December 16, 1997 and approximately $400,000 from increased equipment lease and sales revenue.

         Exclusive of the Annual TCI Payments, the commercial subscriber fees represented 52% as compared to 41% of total subscriber fee revenue for the six months ended December 31, 1997 and 1996, respectively. Residential subscriber fees, exclusive of the Annual TCI Payments, represented approximately 48% as compared to 59% of total subscriber fee revenue for the six months ended December 31, 1997 and 1996, respectively. Subscriber fee revenue from TCI and its affiliates, exclusive of the Annual TCI Payments, represented approximately 49% and 55% of total subscriber fees for the six months ended December 31, 1997 and 1996, respectively.

         Total revenue, exclusive of revenue from DMX-E, for the nine months ended June 30, 1997 increased to $14.4 million from $12 million for the nine months ended June 30, 1996. The $2.4 million or 20% increase was primarily attributed to: (i) continued growth in commercial subscriber fee revenue as a result of increased sales and marketing activity in the affiliate sales, national accounts, and Owned and Operated ("O&O") groups; (ii) continued growth in DMX residential subscriber fees from PRIMESTAR subscribers; and (iii) increased other revenue representing equipment sales and lease revenue related to the growth and increased sales and marketing activity of the commercial sales group.

         Commercial subscriber fees represented approximately 44% and 34% of total subscriber fee revenue for the nine months ended June 30, 1997 and 1996, respectively. Residential subscriber fees represented approximately 56% and 66% of total subscriber fee revenue for the nine months ended June 30, 1997, and 1996, respectively. Subscriber fee revenue from TCI and its affiliates represented approximately 50% and 57% of total subscriber fees, for the nine months ended June 30, 1997 and 1996, respectively.

         Total revenue, exclusive of revenue from DMX-E, for the fiscal year ended September 30, 1996 increased to $16.5 million from $12.8 million for the fiscal year ended September 30, 1995. The $3.7 million or 29% increase was primarily attributed to: (i) increased residential subscriber fees resulting from the launch of DMX on PRIMESTAR in the first fiscal quarter of 1996; (ii) continued growth in commercial subscriber fee revenue as a result of increased sales and marketing activity in the affiliate sales, national accounts, and O&O groups; and (iii) increased other revenue representing equipment sales and lease revenue related to the growth and increased sales and marketing activity of the commercial sales group. In June, 1994, DMX launched its DMX Service on the Ku-Band satellite which enabled DMX for Business to gain access to nearly 100% of the business marketplace in the United States. Concurrent with this launch, DMX's commercial division implemented its national accounts sales program, and in May 1995 launched its first O&O sales group in the Southern California business market.

         Commercial subscriber fees represented approximately 36% and 31% of total subscriber fee revenue for the fiscal years ended September 30, 1996 and 1995, respectively. Residential subscriber fees represented approximately 64% and 69% of total subscriber fee revenue for the fiscal years ended September 30, 1996, and 1995, respectively. Subscriber fee revenue from TCI and its affiliates represented approximately 55% and 61% of total subscriber fees, for the years ended September 30, 1996 and 1995, respectively.

         Cable operators continue to develop and launch Digital Distribution, a new method of distributing video and other programming using digital compression technology. Sensor technology enables TCI and other participating cable operators to increase their program offerings and create new packages that could include, if they so choose, DMX Services.

         The launch of digital compression technology has the potential to provide an additional distribution market for DMX Services if cable operators utilizing Digital Distribution elect to offer DMX Services as part of one or more digital video programming packages, thereby capturing as subscribers, customers who might not otherwise elect to subscribe to DMX Services as a separate pay premium service. However, the launch of and the transition to Digital Distribution may also have the effect of materially reducing residential subscriber fee revenues as a result of a change from the current fee structure in which audio subscribers pay a separate fee for DMX.

         DMX expects that license fees paid by cable operators for Digital Distribution that include DMX Services in their digital packages will be much lower than the separate fees now paid under affiliation agreements. While a substantial increase in the overall number of residential subscribers purchasing digital packages that include DMX Services could result in revenue equal to or exceeding the revenue from residential subscribers currently electing to purchase DMX Services for a separate fee, such a result depends on a number of factors over which TCI Music has no control, including whether cable operators elect to include DMX Services as part of their digital packages, the acceptance by consumers of the digital products and whether those electing to purchase the digital packages are already DMX subscribers. TCI Music cannot predict the effect of digital compression technology on DMX revenue.

         The new license fee structure for Digital Distribution will not affect the Annual TCI Payments that TCI will pay to TCI Music or DMX under the Amended Contribution Agreement. Although no assurances can be given, TCI Music does not expect the launch of Digital Distribution to affect the current rate structure of commercial cable subscribers or Satellite Distribution.

         TCI Music derives operating revenues from interactive music video television programming services through its wholly-owned subsidiary, The Box. The Box has entered into program affiliation agreements with approximately 68 percent of the cable system operators that presently carry The Box's programming in the United States. Pursuant to such agreements, The Box pays cable operators the greater of a guaranteed minimum monthly fee per subscriber or a specified percentage of the gross revenues generated by each cable operator's system. Substantially all such cable operators are presently receiving the guaranteed minimum monthly fee, which fee bears no direct relationship to the revenues generated by The Box's programming. TCI Music periodically evaluates available alternatives to affiliation agreements that do not generate revenues in excess of direct costs. Such alternatives may include the cancellation of program affiliation agreements, which will reduce net viewer revenues and advertising sales, unless The Box is able to replace these program affiliation agreements with affiliation agreements with other cable operators.

         Consistent with industry practice, The Box's written programming affiliation agreements with cable system operators may be canceled by either party upon 90 days prior written notice. In addition, approximately 41 percent of The Box's domestic subscribers are carried by cable system operators that have not entered into written programming affiliation agreements with The Box. Therefore, no assurance can be given that The Box's programming will continue to be carried by the cable operators who currently carry the Box Service. If The Box were to experience a high rate of terminations, operating revenues from interactive music video television programming would be adversely affected.

         OPERATING EXPENSES.

         Operating expenses increased to $6.5 million for the six months ended December 31, 1997 from $5.1 million for the six months ended December 31, 1996. The $1.4 million or 27% increase was primarily attributed to (i) $900,000 of fees paid to TCI as compensation for services rendered in generating the TCI Annual Payments pursuant to the Amended Contribution Agreement, (ii) $300,000 of operating expenses from the inclusion of The Box from the acquisition date on December 16, 1997 consisting of domestic and international transport fees, site costs and satellite uplink fees, (iii) $300,000 net increase of DMX studio and programming expenses consisting of a $400,000 increase in music rights, which was commensurate with the increase in subscriber fee revenue and offset by a $100,000 decrease of salaries and consultant fees, and (iv) $100,000 decrease in research and development.

         Operating expenses increased to $8.2 million for the nine months ended June 30, 1997 from $7.2 million for the nine months ended June 30, 1996. The increase of $1.0 million or 12% is primarily attributed to increased music rights expense of $765,000 commensurate with the growth in subscribers and fee revenue and $334,000 relating to programming expenses incurred on behalf of DMX-E for the nine months ended June 30, 1997. Prior to consolidation of DMX-E's results of operations with DMX, these expenses were charged to DMX-E, however, the benefit of DMX-E's reimbursement has been eliminated in the consolidated financial statements for the nine months ended June 30, 1997. These increases were offset by reductions in satellite and uplinking fees of $275,000 due to the migration to a new satellite.

         Operating expenses increased to $9.8 million for the fiscal year ended September 30, 1996 from $8.7 for the fiscal year ended September 30, 1995. The $1.1 million or 13% increase represented increased music rights expense of $776,000 commensurate with the growth in subscribers and fee revenue, increased uplink and satellite cost of $156,000 and an additional $231,000 for salaries, program consultant expenses and the direct costs related to increasing available music formats from 69 to over 90.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         Selling, general and administrative expenses increased to $7.5 million for the six months ended December 31, 1997 from $6.9 million for the six months ended December 31, 1996. The $600,000 increase was primarily attributable to increases in (i) corporate expenses of $300,000, which includes salaries and professional services resulting from merger-related expenses, (ii) $800,000 of operating expenses of The Box for 16 day period ended December 31, 1997, (iii) and $635,000 of DMX salaries related to an increase in sales and marketing personnel. Such increases were offset by decreases of $871,000 in the provision for doubtful accounts and a $240,000 reduction in DMX trade show expenses.

         Selling, general and administrative expenses of $10.6 million for the nine months ended June 30, 1997 were consistent with the nine months ended June 30, 1996. Increases in legal expenses associated with the DMX Merger and restructuring of DMX-E, the provision for doubtful accounts, and rent expense were offset by decreases in salary expenses associated with a performance bonus paid to an executive officer in the prior year, expiration of a royalty agreement and other individually insignificant items.

         Selling, general and administrative expenses increased to $14.3 million for the fiscal year ended September 30, 1996 from $12.9 for the fiscal year ended September 30, 1995. The $1.4 increase was primarily attributed to
(i) $767,000 in salaries and commissions resulting from a performance bonus paid to a former executive officer of DMX and additional sales and marketing staff and efforts in the commercial division, (ii) $363,000 expenses related to direct marketing activities for both the residential and commercial divisions, including marketing activities related to the 1996 Summer Olympics, (iii) and other individually insignificant items.

         DEPRECIATION AND AMORTIZATION.

         Depreciation and amortization expense increased $5.3 million or 495% for the six months ended December 31, 1997 compared with the corresponding period ended December 31, 1996. Such increase is directly attributable to an increase in the balance of property and equipment and intangibles resulting from the DMX Merger and The Box Merger.

         Depreciation and amortization increased $488,000 or 37% for the nine month period ended June 30, 1997 as compared with the corresponding period ended June 30, 1996. Such increase was primarily attributable to amortization of excess cost over the fair value of net assets acquired related to the purchase of the 49% interest in DMX-E in May 1996.

         Depreciation and amortization expense increased to $542,000 or 40% for the fiscal year ended September 30, 1996 as compared to the corresponding prior fiscal year end. Such increase was attributable to amortization of excess cost over the fair value of net assets acquired related to the purchase of the 49% interest in DMX-E in May 1996 and increased depreciation resulting from purchases of subscriber equipment.

         OPERATING EXPENSES - DMX-E.

         The results of operations of DMX-E for 1996 represent the activities from acquisition date of DMX-E on May 17, 1996 through September 30, 1996 and were consolidated with DMX's results of operations. As discussed below, DMX-E was deconsolidated as of June 30,1997 and ceased operations on July 1, 1997.

         DISPOSAL OF DMX-E.

         DMX-E and its subsidiary DMX-Europe (UK) Limited ("DMX-E UK"), ceased operation on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-Europe N.V. ("DMX-E NV") has been inactive since July 1, 1997 and entered liquidation proceedings in December 1997.

         The Company has accounted for the effect of the disposal of DMX-E and has estimated the loss on the disposal of DMX-E in the consolidated statements of operations. At June 30, 1997 the loss on disposal of DMX-E of $1.7 million represented the write down of assets to their net realizable values. At September 30, 1996 and December 31, 1996, the estimated loss on disposal of $7.1 million of DMX-E was accounted for in DMX's consolidated financial statements. The estimated loss on the disposal of DMX-E includes DMX's net investment in these subsidiaries of $5.7 million and other obligations guaranteed by DMX of $1.4 million.

         The net loss from DMX-E operations decreased to $6.4 million for the nine months ended June 30, 1997 compared to $14 million for the nine months ended June 30, 1996. In the fourth quarter ended September 30, 1996, DMX ceased funding the operations of DMX-E. The net losses since that period were primarily related to accrued expenses for their uplink and satellite business and associated advertising and marketing commitments.

         The net loss from DMX-E operations increased to $16.8 million for the fiscal year ended September 30, 1996 from $13.3 million for 1995. The increase of $3.5 million was attributed to DMX recording 100% of DMX-E net loss for the fiscal year ended September 30, 1996 as compared to recording 100% of DMX-E loss for the fourth quarter of the fiscal year ended September 30, 1995 and 51% for the first three quarters of the fiscal year 1995. In the fiscal year ended September 30, 1995, DMX-E fully utilized all funds available under the $25 million credit facility provided by TCI Euromusic, Inc., an indirect affiliate of TCI. In the fourth quarter of the fiscal year ended September 30, 1995, DMX funded operating losses of DMX-E and accordingly the equity in loss of DMX-E included operating losses funded by DMX in excess of its guaranteed portion of the debt.

         INTEREST EXPENSE AND INTEREST INCOME.

         TCI Music incurred related party interest expense of $385,000 for the six months ended December 31, 1997 which related to intercompany debt, a $3.5 million equipment loan, capital lease obligation and amounts borrowed related to the purchase of DMX, The Box and Paradigm. Other interest income represents earnings on funds held in a money market account and interest on notes receivable.


LIQUIDITY AND CAPITAL RESOURCES.

         On December 31, 1997, TCI Music entered into a revolving loan agreement with several banks to provide up to $100 million. The agreement provides for interest charges at LIBOR or at the banks base rate. $53.2 million was drawn to pay related party debts and costs associated with the DMX Merger, the Box Merger and the Paradigm Merger. At December 31, 1997, TCI Music had approximately $47 million available under the revolving loan agreement. For additional information concerning TCI Music's debt see note 10 to the accompanying consolidated financial statements.

         In connection with the Box Merger, TCI Music issued the TCI Music Preferred Stock. For additional information concerning the terms of the TCI Music Preferred Stock, see notes 4 and 11 to the accompanying consolidated financial statements.

         The increase in cash of $7.9 million for the six months ended December 31, 1997 was the net results of funds provided by operating activities of $3.2 million and net funds provided by financing activities of $13.7 million offset by cash used in investing activities of $9.0 million.

         During the six months ended December 31, 1997, the Annual TCI Payments were a primary source of the net cash generated by operating activities of $3.3 million. Together, with the funds provided by financing activities of $13.7 million, which was initially provided by intercompany debt and subsequently replaced with the revolving loan agreement, the Company funded its inventory activities of $9.1 million which primarily consisted of the cash used for the acquisitions of the DMX Merger, the Box Merger and the Paradigm Merger.

         TCI Music believes that net cash provided by operating activities (including the Annual TCI Payments) and available capacity pursuant to the revolving loan agreement will provide adequate sources of liquidity for the next year and intermediate future. As previously described, TCI Music is entitled to receive the Annual TCI Payments through 2017.

         As described in notes 5 and 11 to DMX's consolidated financial statements and in the disposal of DMX-E above, DMX-E has ceased operations on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-E NV, has entered into liquidation proceedings in December 1997. In such circumstances, claims may be filed under the guarantees. Such adjustments could have a material adverse effect upon the financial position and results of operations of DMX.

INFLATION.

         Management believes that the effect of inflation has not been material to the Company. However, inflation in the costs of personnel, marketing, programming or certain other operating expenses could significantly affect the Company's future operations. Current economic conditions indicate a relatively low inflationary period and as a result, inflation is not expected to materially affect the Company in 1998.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K for TCI Music, Inc.'s Consolidated Financial Statements, the notes thereto and Schedules filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following lists the directors and executive officers of TCI Music, Inc. ("TCI Music" or the "Company"), their birth dates, and a description of their business experience and positions held with the Company as of March 1, 1998. Directors of TCI Music are elected to staggered three year terms with approximately one-third elected annually. The date the present term of office expires for each director is the date of the Annual Meeting of the Company's stockholders held during the year footnoted opposite their names. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.

                             Directors of TCI Music

         Name                                               Positions
         ----                                               ---------
 Robert R. Bennett (2)         Has served as a director of TCI Music since January 1997, and served as
 Born April 19, 1958           acting Chief Financial Officer of TCI Music from June 1997 until July 1997.
                               Mr. Bennett has served as an Executive Vice President of Tele-Communications,
                               Inc. ("TCI") since April 1997.  Mr. Bennett has served as President and Chief
                               Executive Officer of Liberty Media Corporation  ("Liberty"), a subsidiary of
                               TCI, since April 1997.  From June 1995 through March 1997, Mr. Bennett was an
                               Executive Vice President, Chief Financial Officer, Secretary and Treasurer of
                               Liberty.  Mr. Bennett served as Senior Vice President of Liberty from
                               September 1991 to June 1995.  Mr. Bennett also serves as a director of BET
                               Holdings, Inc., a Delaware corporation, which is engaged in the distribution of certain programming.

 Donne F. Fisher (1)           Has served as a director of TCI Music since January 1997.  Mr. Fisher was an
 Born May 24, 1938             Executive Vice President of TCI from January 1994 through January 1, 1996.
                               On January 1, 1996, Mr. Fisher resigned his position as Executive Vice
                               President of TCI and has been providing consulting services to TCI since
                               January 1996.  Mr. Fisher served as an Executive Vice President of TCI
                               Communications, Inc. ("TCIC"), a subsidiary of TCI and predecessor company of
                               TCI, from December 1991 to October 1994.  Mr. Fisher has served as a director of TCI since June 1994, has served as a TCIC director since 1980, and has served as a director of TCI Pacific Communications, Inc. ("TCI Pacific"), a
                               subsidiary of TCI, since July 1996.  Mr. Fisher is a director of General
                               Communication, Inc.

         Name                                               Positions
         ----                                               ---------
 Leo J. Hindery, Jr. (3)       Has served as Chairman of the Board of TCI Music since January 1997.
 Born October 31, 1947         Mr. Hindery has served as a director of TCI since May 1997.  Mr. Hindery has served as the President and Chief Operating Officer of TCI since March 1997.
                               Mr. Hindery has served as President and Chief Executive Officer of TCIC since
                               March 1997 and has served as President and Chief Executive Officer of TCI
                               Pacific since September 1997.  Mr. Hindery has served as a director of TCIC since March 1997, and has served as a director of TCI Pacific since September
                               1997.  In addition, Mr. Hindery is President, Chief Executive Officer and/or
                               a director of many of TCI's subsidiaries.  Mr. Hindery was previously founder, Managing General Partner and Chief Executive Officer of InterMedia
                               Partners, a cable TV operator, and its affiliated entities from 1988 until
                               March 1997.  Mr. Hindery was a director of DMX Inc. ("DMX") from May 1996 to
                               July 1997.  Mr. Hindery is a director of United Video Satellite Group, Inc.
                               and At Home Corporation, both of which are consolidated subsidiaries of TCI.
                               Mr. Hindery is also a director of TCI Satellite Entertainment, Inc. and
                               Cablevision Systems Corporation.

 Peter M. Kern (2)             Has served as a director of TCI Music since January 1997.  Mr. Kern also
 Born June 2, 1967             provides consulting services to TCI.  Mr. Kern has served as President of
                               Gemini Associates Inc., a firm that provides strategic advisory services primarily to media companies, since April 1996. From December 1993 to January
                               1996, he served as Senior Vice President of Strategic Development and
                               Corporate Finance of Home Shopping Network, Inc. and served as its Vice
                               President of Strategic Development and Assistant to the Chief Executive
                               Officer from March 1993 to December 1993. Prior to joining Home Shopping
                               Network, Inc., he served as Vice President of Corporate Finance and Strategic
                               Development for Whittle Communications, L.P. and worked at the New York investment banking firm, Bear, Stearns & Co., Inc.

 David B. Koff (3)             Has served as a director of TCI Music since May 1997.  Mr. Koff was interim
 Born December 26, 1958        President and Chief Executive Officer of TCI Music from May 1997 to December
                               31, 1997.  Since December 31, 1997, Mr. Koff has served as a Vice President and Assistant Secretary of TCI Music.  He has been a Senior Vice President of
                               Liberty since February 1998.  He was Vice President - Corporate Development
                               of Liberty from August 1994 to February 1998. From March 1993 to August 1994,
                               he was special counsel to Liberty.  From August 1992 to March 1993, he was special counsel to Brownstein Hyatt Farber & Strickland, a Denver law firm.

         Name                                               Positions
         ----                                               ---------
 Thomas McPartland (2)         Has served as a director and President and Chief Executive Officer of
 Born June 30, 1958            TCI Music since December 31, 1997.  Mr. McPartland served as Chairman of the
                               Board, President and Chief Executive Officer of Paradigm Music Entertainment
                               Company ("Paradigm") since its  formation in November 1995.  Prior to co-founding Paradigm, from April 1995 he served as Executive Vice President and a director for the Zomba Group of Companies, North America, a privately-
                               held worldwide music entertainment company.  From January 1994 to April 1995,
                               Mr. McPartland was Senior Vice President, Worldwide Business Development, for
                               BMG Entertainment a division of Bertelsmann AG, an international media company.  From October 1992 to January 1994, Mr. McPartland served as Senior
                               Vice President of BMG Ventures, a division of BMG Entertainment.

 J C Sparkman (1)              Has served as a director of TCI Music since May 1997.  He has served as a
 Born September 12, 1932       director of TCI since December 1996.  Mr. Sparkman served as an Executive
                               Vice President of TCI from January 1994 to March 1995.  Mr. Sparkman retired in March 1995 and has provided consulting services to TCI since March 1995.
                               Mr. Sparkman served as an Executive Vice President of TCIC from 1987 to
                               October 1994 and as a director of DMX from 1989 to July 1997. Mr. Sparkman is a director of Shaw Communications, Inc. ("Shaw").

 Lon A. Troxel (1)             Has served as a director of TCI Music since May 1997.  Mr. Troxel was
 Born October 14, 1947         appointed President and Chief Executive Officer of DMX in July 1997.
                               Mr. Troxel served as Chief Operating Officer of DMX from April 1997 to July
                               1997, and served as Executive Vice President, Commercial Division from
                               October 1991 to April 1997.

------------------

(1)      Director's term expires in 1998.

(2)      Director's term expires in 1999.

(3)      Director's term expires in 2000.

                  Non-Director Executive Officers of TCI Music

         Name                                               Positions
         ----                                               ---------
 Stephen M. Brett              Has served as Vice President, General Counsel and Secretary of TCI Music
 Born September 20, 1940       since January 1997, and has been a director, Vice President and Secretary of
                               DMX since July 1997.  Mr. Brett has served as Executive Vice President,
                               General Counsel and Secretary of TCI since January 1994, as an Executive Vice
                               President of TCIC since October 1997, and as the General Counsel and
                               Secretary of TCIC since October 1991.  Mr. Brett served as Senior Vice
                               President of TCIC from 1991 to October 1997.  Mr. Brett is a Vice President and Secretary of most of TCI's subsidiaries.

 Joanne Wendy Kim              Has served as Vice President-Finance and Treasurer since July 1997, and as
 Born March 2, 1955            Acting Chief Financial Officer since December 1997.  Ms. Kim has served as
                               Corporate Secretary and Chief Financial Officer of DMX since 1995, and
                               Executive Vice President since July 1997. Prior to joining DMX she served as
                               Senior Vice President, Chief Financial Officer of  Bank of San Pedro from
                               1992 to 1994.

   There are no family relationships, of first cousin or closer, among TCI Music's directors or executive officers, by blood, marriage or adoption.

   During the past five years, none of the above persons have had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires TCI Music's executive officers and directors, and persons who own more than ten percent of a registered class of TCI Music's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish TCI Music with copies of all Section 16(a) forms they file.

   Based solely on a review of the copies of such Section 16(a) forms filed on Forms 3, 4 and 5, and amendments thereto furnished to TCI Music with respect to its most recent fiscal year, TCI Music believes that, during the year ended December 31, 1997, its executive officers, directors and greater-than-ten-percent beneficial owners complied on a timely basis with all
Section 16(a) filing requirements.

ITEM 11.   EXECUTIVE COMPENSATION.

(a)        Summary Compensation Table

   The following table shows, for the period from July 1, 1997 (the beginning of the month in which the Company became a public company) through December 31, 1997 (the "Reporting Period"), a summary of certain information regarding all forms of compensation for the Chief Executive Officer and the only other executive officer (the "named executive officers") whose total annual salary and bonus exceeded $100,000 during the Reporting Period.


                                              Annual Compensation                     Long Term
                                              -------------------                    Compensation
                                                                                         Awards
                                                                                    ----------------
                                                                                     Securities
                                                                                     Underlying
Name and                                                                                Stock          All Other
 Principal                           Salary         Bonus         Other Annual        Options/        Compensation
                                                                  Compensation         SARs(1)
  Position                 Year        ($)           ($)                 $               (#)               $
------------               ----     ---------     ---------       ----------------  ------------    ---------------
David B. Koff (2)         1997             ---           ---           ---               100,000          ---
President and Chief
Executive Officer
Lon A. Troxel             1997       $ 189,660           ---         ---(3)              200,000          ---
President and CEO, DMX



(1) For information concerning these awards see "Option/SAR-Grants in Last Fiscal Year" set forth below. There were no grants of restricted stock or payments from other long term incentive plans; therefore columns for "Restricted Stock Awards" and "LTIP Payouts" are omitted.

(2) Mr. Koff is an executive officer of Liberty and is compensated by Liberty for his services. No salary, bonus or other annual compensation was paid to Mr. Koff for his services to TCI Music during the Reporting Period.

(3) Certain perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns during the Reporting Period.

(b) Option/SAR Grants in Last Fiscal Year

    The following table shows all individual grants of stock options and stock appreciation rights ("SARs") by the Company to each of the named executive officers during the Reporting Period.

                     Number of
                    Securities
                    Underlying     % of Total
                      Options/   Options/SARs to    Exercise
                        SARs        Employees         Price       Expiration
        Name        Granted(1)   in Fiscal Year      ($/sh)(2)      Date         Grant Date Present Value ($)(3)
        ----        -------      --------------    --------     -------------    ----------------------------
David B. Koff,           100,000      10.7%           $6.25       7/11/2007                  338,000
President and Chief
Executive Officer
Lon A. Troxel,           200,000      21.3%           $6.25       7/11/2007                  676,000
President and CEO,
DMX


(1) All grants of stock options were options to purchase Series A Common Stock, $.01 par value per share of TCI Music ("TCI Music Series A Common Stock"). All stock options were granted in tandem with SARs. All options were granted pursuant to the TCI Music 1997 Stock Incentive Plan (the "1997 Plan") effective July 11, 1997, vest in 20% cumulative increments, with the first increment vesting as of July 11, 1997, with each additional increment vesting on each of the next four anniversaries thereof. Notwithstanding the vesting schedule, the option shares become available for purchase if grantee's employment with the Company terminates as a result of the total disability or death of the grantee. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the 1997 Plan), unless, in the case of an Approved Transaction, the compensation committee under the circumstances specified in the 1997 Plan, determines otherwise. In addition, Mr. Koff's options become available for purchase if he ceases to be a director of TCI Music for any reason other than voluntary termination, and Mr. Troxel's options become available for purchase if his employment is terminated by the Company without "cause" or by him for "good reason" (as defined in his option agreement.)
(2) There was no market for the shares of the TCI Music Series A Common Stock on July 11, 1997, the date of grant. Each share of TCI Music Series A Common Stock issued in connection with the merger of DMX and a subsidiary of TCI Music (the "DMX Merger") trades together with a right granted by TCI to each such holder of TCI Music Series A Common Stock (a "TCI Right").
    The shares of TCI Music Series A Common Stock (with associated TCI Rights) commenced trading on the Nasdaq SmallCap Market on July 14, 1997. There is no public trading market for TCI Music Series A Common Stock without associated TCI Rights. The options are exercisable for TCI Music Series A Common Stock without associated TCI Rights.
(3) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following:
    (a) a 6.1% risk-free interest rate; (b) a 50% volatility factor; (c) a 60-month expected life term;

    and (d) the closing market price of a unit consisting of one share of TCI Music Series A Common Stock and its associated TCI Right (which trade together on the Nasdaq SmallCap Market under the symbol "TUNE") on December 31, 1997, or $7.625, resulting in a fair value of the options granted during the Reporting Period of $3.38. The actual value the executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by the executive will not necessarily be the value determined by the model.

(c) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

       The following table shows certain information with respect to the exercise of stock options/SARs by the named executive officers during the Reporting Period and year-end value of unexercised stock options/SARs at December 31, 1997.


                                                      Number of Unexercised         Value of Unexercised In
                                                      Securities Underlying          the Money Options/SARs
                         Shares        Valued             Options/SARs at              at FY-End ($)(1)
                       Acquired on      Realize           FY-End (#)
 Name                 Exercise (#)      ($)       Exercisable/Unexercisable       Exercisable/Unexercisable
 ----                 -----------    ---------    -------------------------       -------------------------
 David B. Koff,               --          --               20,000/80,000             $27,500/$110,000
 President and

 Chief Executive
 Officer

 Lon A. Troxel,               --          --              40,000/160,000             $55,000/$220,000
 President and

 CEO, DMX

(1) The values indicated are based upon the closing trading price of a unit consisting of one share of TCI Music Series A Common Stock and its associated TCI Right (which trade together on the Nasdaq SmallCap Market under the symbol "TUNE") on December 31, 1997, or $7.625. The shares of TCI Music Series A Common Stock underlying such options will not have any associated TCI Rights, and accordingly the value of a share of TCI Music Series A Common Stock, without an attached TCI Right, may be substantially lower than the market value of TCI Music Series A Common Stock trading with associated TCI Rights.

(d)      Compensation of Directors

         (1) Standard Arrangements. Members of the Board of TCI Music who are also full-time employees of TCI Music or TCI, or any of their respective subsidiaries, do not receive any additional compensation for their services as directors. TCI Music has not established any fees for directors who are not full-time employees of TCI Music or TCI or any of their respective subsidiaries. All members of the TCI Music Board are reimbursed for expenses incurred to attend any meetings of the TCI Music Board and any committee thereof.

         (2) Other Arrangements. The TCI Music Board granted, effective as of July 11, 1997, (i) to each of Messrs. Hindery, Kern and Fisher, options to purchase 833,334 shares of TCI Music Series A Common

Stock at a price of $6.25 per share, (ii) to Mr. Troxel, options to purchase 200,000 shares of TCI Music Series A Common Stock at a price of $6.25 per share, (iii) to each of Messrs. Sparkman, Bennett and Koff, options to purchase 100,000 shares of TCI Music Series A Common Stock at a price of $6.25 per share. Such options will vest in 20% cumulative increments, with the first increment vesting as of July 11, 1997, and each additional increment vesting on each anniversary date thereafter, and will be exercisable for up to ten years following July 11, 1997. No TCI Rights will be issued in connection with any TCI Music Series A Common Stock issued upon exercise of any such option.

(e) Employment Agreements, Termination of Employment and Change of Control Arrangements

         In connection with the merger of Paradigm and a subsidiary of TCI Music (the "Paradigm Merger"), TCI Music agreed to appoint Mr. McPartland as TCI Music's President and Chief Executive Officer pursuant to the terms of Mr. McPartland's Employment Agreement with Paradigm at a compensation level to be determined between Mr. McPartland and TCI Music (but not to be less than $375,000 per annum). TCI Music also agreed that Mr. McPartland is entitled to participate in bonus, incentive stock option and other benefit programs on a basis consistent with the practice of TCI Music in compensating senior
executives.   Mr. McPartland's Employment Agreement with Paradigm is for a three-year period terminating on December 31, 1998. The Employment Agreement provides that if Paradigm terminates Mr. McPartland's employment agreement other than for cause (as defined in the Employment Agreement), Mr. McPartland is entitled to receive his base annual salary for the unexpired term of the agreement, plus benefits and bonus, if any, along with any salary accrued to the date of his termination.

         DMX and Lon A. Troxel are parties to an Employment Agreement dated October 1, 1991, as amended, pursuant to which Mr. Troxel receives annual salary of $300,000 from June 1, 1998 through May 31, 1999 and $325,000 during the years ending May 31, 2000, 2001 and 2002. Pursuant to the Employment Agreement Mr. Troxel has agreed not to acquire more than a 10% direct or indirect ownership in any cable company, other than DMX, without the prior written consent of DMX. Mr. Troxel receives basic and extended benefits commensurate with other senior management employees such as vacation pay and other fringe benefits. If Mr. Troxel becomes disabled during the term of the agreement, he will receive the same compensation he is entitled to under the Employment Agreement for a time period not exceeding six months.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)      Security Ownership of TCI Music

         The following table sets forth information with respect to the beneficial ownership of the common and preferred stock of TCI Music as of December 31, 1997 by: (i) each person who is known by TCI Music to be the beneficial owner of more than five percent of any class of the outstanding shares of the TCI Music Series A Common Stock, the Series B Common Stock, $.01 par value per share, of TCI Music ("TCI Music Series B Common Stock") and the Series A Convertible Preferred Stock, $.01 par value per share, of TCI Music ("TCI Music Preferred Stock"); (ii) each director of TCI Music; (iii) the named executive officers; and (iv) all of TCI Music's directors and executive officers as a group. Shares issuable upon exercise or conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such convertible securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to TCI Music, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table. All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons to the Company. The address of the directors and named executive officers of TCI Music is 8101 East Prentice Avenue, Suite 500, Englewood, Colorado 80111.

                                                                               Amount and
                                                                                Nature of
           Name and Address of                        Beneficial    Percent of     Voting
             Beneficial Owner       Title of Class     Ownership     Class(1)     Power(1)
       --------------------------   --------------     ---------     --------  --------------
       Tele-Communications, Inc.   Series A Common    6,812,393(2)      37.6          97.5
       5619 DTC Parkway            Series B Common   62,500,000(2)     100.0
       Englewood, CO 80111         Series  A Preferred   84,242          4.8

       Shaw Communications, Inc.   Series A Common    1,900,000(3)      10.5           *
       630 Third Avenue            Series B Common           --         --
       Suite 900                   Series A Preferred        --         --
       Calgary, Alberta
       CANADA T2P 4L4

       JR Shaw                     Series A Common    2,095,125(4)      11.6           *
       c/o  Shaw  Communications,  Series B Common           --         --
       Inc.                        Series A Preferred        --         --

       H.F. Lenfest                Series A Common           --         --             *
       c/o StarNet, Inc.           Series B Common           --         --
       1332 Enterprise Drive       Series A Preferred   501,292(5)      28.8
       Suite 200
       West Chester, PA  19380

       Chris Blackwell             Series A Common           --         --             *
       c/o Island Trading          Series B Common           --         --
       Company                     Series A
       400 Lafayette Street        Preferred            175,000(7)      10.0
       New York, NY 10003

       Louis Wolfson, III          Series A Common           --         --             *
       c/o Venture Corporation     Series B Common           --         --
       9350 S. Dixie  Hwy., Suite  Series A Preferred    96,651          5.5
       900
       Miami, FL 33156

       J. Patrick Michaels, Jr.    Series A Common           --         --             *
       c/o CEA Investors, Inc.     Series B Common           --         --
       101   E.  Kennedy   Blvd.,  Series A             321,379(6)      18.4
       Suite 3300                  Preferred
       Tampa, FL 33602

       CEA Investors, Inc.         Series A Common           --         --             *
       101   E.  Kennedy   Blvd.,  Series B Common           --         --
       Suite 3300                  Series A             315,484(6)      18.1
       Tampa, FL 33602             Preferred


       Robert R. Bennett           Series A Common      100,000(9)       *             *
                                   Series B Common           --         --
                                   Series A                  --         --
                                   Preferred

       Donne F. Fisher             Series A Common      833,334(8)       4.4           *
                                   Series B Common           --         --
                                   Series A                  --         --
                                   Preferred

       Leo J. Hindery, Jr.         Series A Common      833,334(8)       4.4           *
                                   Series B Common           --         --
                                   Series A                  --         --
                                   Preferred

                                                                               Amount and
                                                                                Nature of
           Name and Address of                        Beneficial    Percent of    Voting
             Beneficial Owner       Title of Class     Ownership     Class(1)     Power(1)
       --------------------------   --------------     ---------     --------  --------------
       Peter M. Kern               Series A Common      833,334(8)       4.4           *
                                   Series B Common           --         --
                                   Series A Preferred        --         --

       David B. Koff               Series A Common      100,000(9)       *             *
                                   Series B Common           --         --
                                   Series A Preferred        --         --

       Thomas McPartland           Series A Common      454,552          2.5           *
                                   Series B Common           --         --
                                   Series A Preferred        --         --

       J C Sparkman                Series A Common      137,500(9)       *             *
                                   Series B Common           --         --
                                   Series A Preferred        --         --

       Lon A. Troxel               Series A Common      200,000(10)      1.1%          *
                                   Series B Common           --         --
                                   Series A Preferred        --         --

       All Directors and
        Executive Officers
         as a Group
        (10 PERSONS)

                                   Series A Common    3,542,054(11)     19.6           *
                                   Series B Common           --         --
                                   Series A Preferred        --         --

-------

 *  Less than 1%

(1) Based upon 18,098,983 shares of TCI Music Series A Common Stock, 62,500,000 shares of TCI Music Series B Common Stock and 1,742,484 shares of TCI Music Preferred Stock outstanding on December 31, 1997.

(2) Effective July 1, 1997, TCI transferred 2,587,222 shares of TCI Music Series A Common Stock and 62,500,000 shares of Series B Common Stock (all the shares of TCI Music Series A Common Stock and TCI Music Series B Common Stock beneficially owned by TCI, excluding 1,514,766 shares of TCI Music Series A Common Stock indirectly owned by Liberty and 2,710,406 shares of TCI Music Series A Common Stock indirectly owned by a TCI subsidiary, Tele-Communications International, Inc.) to Liberty. In exchange for the TCI Music Series A Common Stock and TCI Music Series B Common Stock acquired from TCI, Liberty (i) agreed to reimburse TCI for all amounts paid by TCI to holders of TCI Rights to the extent that TCI Rights are exercised and (ii) issued a promissory note to TCI in the amount of $80,000,000. Of the total consideration, $21,000,000 was allocable to the TCI Music Series A Common Stock (with associated TCI Rights) acquired by Liberty. The note may be reduced by the value of shares of Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $.01 per share ("Liberty Group Series A Common Stock") or Tele-Communications, Inc. Series B Liberty Media Group Stock, par value $.01 per share ("Liberty Group Series B Stock") issued by TCI for the benefit of any TCI entity other than an entity within the Liberty Media Group. Liberty also may elect to pay $50,000,000 of that note by delivery of a Stock Appreciation Rights Agreement that will give TCI the right to receive 20% of the appreciation in value of Liberty's investment in TCI Music, to be determined as of July 11, 2002. The Stock Appreciation Rights Agreement will provide that TCI will receive at least $73,500,000 if Liberty's investment in TCI Music is to be valued on that date; if by mutual agreement of TCI and Liberty, such investment is to be valued (and payment made to TCI) before July 11, 2002, the minimum amount payable to TCI will be $50,000,000, plus an accretion to the agreed upon valuation date equal to 8% per annum, compounded annually.

(3) Does not include 69,020 shares of TCI Music Series A Common Stock held by James R. Shaw Securities Limited, 32,145 shares of TCI Music Series A Common Stock held by Brasha Holdings Ltd., 29,670 shares of TCI Music Series A Common Stock held by Jay-Shaw Holdings Ltd., 32,145 shares of TCI Music Series A Common Stock held by Julmar Holdings Ltd., and 32,145 shares of TCI Music Series A Common Stock held by Shawana Estates Ltd., which entities are affiliates of

         Shaw. Shaw is a public company whose non-voting securities are listed on the Toronto Stock Exchange and the Alberta Stock Exchange. Mr. Shaw, members of his family and members of Leslie E. Shaw's (Mr. Shaw's brother) family hold directly and indirectly, a majority of the voting shares of Shaw and such shares are governed by the terms of a voting trust. Mr. Shaw and members of his family do not, directly or indirectly, hold a majority of the publicly traded non-voting shares of Shaw.

(4) Includes the following shares of TCI Music Series A Common Stock, of which Mr. Shaw disclaims beneficial ownership: 1,900,000 shares held by Shaw, 69,020 shares held by James R. Shaw Securities Limited, 32,145 shares held by Brasha Holdings Ltd., 29,670 shares held by Jay-Shaw Holdings Ltd., 32,145, shares held by Julmar Holdings Ltd., 32,145 shares held by Shawana Estates Ltd. Mr. Shaw holds a majority of the shares of Jay-Shaw Holdings Ltd., Brasha Holdings Ltd. and Shawana Estates Ltd. The remaining shares of each such entities, other than certain preferred shares held by Julmar Holdings Ltd., a corporation wholly owned by Mr. Shaw, are held by children of Mr. Shaw. Each of the children has reached the age of majority. Mr. Shaw holds 48% of the voting shares of James R. Shaw Securities Limited. The balance of voting shares are held by and for the benefit of Mr. Shaw's family members.

(5) StarNet Interactive Entertainment, Inc., a Delaware corporation ("StarNet Interactive"), is a wholly-owned subsidiary of StarNet, Inc. ("StarNet"), which is a wholly-owned subsidiary of Lenfest Communications, Inc. ("LCI"). H.F. Lenfest (together with his children) and TCI each beneficially own 50% of the common stock of LCI. Mr. Lenfest is the sole director of StarNet and StarNet Interactive and President, Chief Executive Officer and a director of LCI. Through contractual arrangements among the stockholders of LCI, Mr. Lenfest has the exclusive right to control a majority of the Board of Directors of LCI and the management and business affairs of LCI, StarNet and StarNet Interactive. TCI has disclaimed beneficial ownership of the shares of TCI Music Preferred Stock beneficially owned by Mr. Lenfest, LCI, StarNet and StarNet Interactive (the "StarNet Group"). The StarNet Group has disclaimed beneficial ownership of the shares of capital stock of TCI Music beneficially owned by TCI.

(6) CEA Investors, Inc. ("CEA Investors"), a Florida corporation, is the sole general partner of CEA Investors Partnership II, Ltd. ("CEA II"). J. Patrick Michaels, Jr. ("Michaels") is the sole director and the President of CEA Investors. Michaels is the sole trustee of The J. Patrick Michaels, Jr. Family Trust, the sole stockholder of CEA
         Investors.    Michaels has sole power to vote or direct the vote of
         320,496 shares of TCI Music Preferred Stock, shared power to vote or direct the vote of 883 shares of TCI Music Preferred Stock, sole power to dispose or direct the disposition of 320,496 shares of TCI Music Preferred Stock, and shared power to dispose or direct the disposition of 883 shares of TCI Music Preferred Stock. Michaels shares voting and dispositive power with the Kimberly Lynn Michaels Trust with respect to 883 shares. Michaels disclaims beneficial ownership of any shares of TCI Music Preferred Stock held by CEA II, CEA Investors or The Kimberly Lynn Michaels Trust, except to the extent of his pecuniary interest therein.

(7) Island Trading Company ("Island") is a wholly-owned subsidiary of Island International Limited, the capital stock of which is held in trust by The Island Settlement, both of which have disclaimed beneficial ownership of the shares of TCI Music Preferred Stock beneficially owned by Island. Mr. Blackwell has shared voting power and shared dispositive power with respect to such shares.

(8) Assumes the exercise in full of stock options to acquire 833,334 shares of TCI Music Series A Common Stock, 166,667 of which are currently exercisable.

(9) Assumes the exercise in full of stock options to acquire 100,000 shares of TCI Music Series A Common Stock, 20,000 of which are currently exercisable.

(10) Assumes the exercise in full of options to acquire 200,000 shares of TCI Music Series A Common Stock, 40,000 of which are currently exercisable.

(11) Assumes the exercise in full of options held by such persons to acquire 3,050,002 shares of TCI Music Series A Common Stock, 610,001 of which are currently exercisable.

(b)      Security Ownership of TCI

         The following table sets forth, as of December 31, 1997, the ownership of Tele-Communications, Inc. Series A TCI Group Common Stock, par value $.01 per share ("TCI Group Series A Stock"), Tele-Communications, Inc. Series B TCI Group Common Stock, par value $.01 per share ("TCI Group Series B Stock"), Liberty

Group Series A Stock, Liberty Group Series B Stock, Tele-Communications, Inc. Series A TCI Ventures Group Common Stock, par value $.01 per share ("Ventures Group Series A Stock"), Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, par value $.01 per share ("Ventures Group Series B Stock"), Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock, par value $.01 per share, of TCI ("Class B Preferred Stock"), Convertible Preferred Stock, Series C - TCI Group ("TCOMA Series C Preferred Stock"), Convertible Preferred Stock, Series C - Liberty Media Group ("LBTYA Series C Preferred Stock"), Redeemable Convertible TCI Group Preferred Stock, Series G, par value $.01 per share ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H, par value $.01 per share ("Series H Preferred Stock"), held by (i) each person known by TCI Music to own beneficially more than 5% of any such class or series outstanding on that date, (ii) each person who is a director or named executive officer of TCI Music and (iii) all of the directors and executive officers of TCI Music as a group. Shares issuable upon exercise or conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such convertible securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Voting power in the table is computed with respect to a general election of directors and, therefore, the Class B Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock are included in the calculation notwithstanding the fact that the Class B Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock do not generally vote with respect to matters submitted to a vote of stockholders. So far as is known to TCI Music, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table and except for the shares held by the trustee of TCI's Employee Stock Purchase Plan (the "TCI ESPP") for the benefit of such person, which shares are voted at the discretion of the trustee.

         Effective February 6, 1998, TCI issued a stock dividend to holders of Liberty Group Series A Stock and Liberty Group Series B Stock consisting of one share of Liberty Group Series A Stock for every two shares of Liberty Group Series A Stock owned and one share of Liberty Group Series B Stock for every two shares of Liberty Group Series B Stock owned (the "1998 Liberty Group Stock Dividend"). As a result of the 1998 Liberty Group Stock Dividend, the number of shares underlying options granted to purchase Liberty Group Series A Stock and the price to purchase such shares have been adjusted. Effective February 6, 1998, TCI issued a stock dividend to holders of Ventures Group Series A Stock and Ventures Group Series B Stock consisting of one share of Ventures Group Series A Stock for each share of Ventures Group Series A Stock owned and one share of Ventures Group Series B Stock for each share of Ventures Group Series B Stock owned (the "1998 Ventures Group Stock Dividend"). As a result of the 1998 Ventures Group Stock Dividend, the number of shares underlying options granted to purchase Ventures Group Series A Stock and Ventures Group Series B Stock and the price to purchase such shares have been adjusted. The information in the table has been adjusted for the 1998 Liberty Group Stock Dividend and the 1998 Ventures Group Stock Dividend. All information is taken from or based upon ownership filings made by such persons with the SEC Commission or upon information provided by such persons to the Company.

                                                          Amount and
                                                            Nature
             Name of                                     of Beneficial       Percent       Voting
         Beneficial Owner      Title of Class              Ownership       of Class(1)    Power (1)
         ----------------      --------------              ---------       -----------    ---------
        Robert R. Bennett   TCI Group Common Stock
                              Series A                      131,185(2)           *            *
                              Series B                             ___           ___
                            Liberty Media Group Common
                            Stock
                              Series A                    1,776,805(2)           *
                              Series B                             ___            ___
                            Ventures Group Common Stock
                              Series A                       77,910(2)            *

                              Series B                             ___            ___
                            TCI Preferred Stock
                              Class B                              482            *
                              Series C                             ___            ___
                              Series G                             ___            ___
                              Series H                             ___            ___

        Donne F. Fisher     TCI Group Common Stock
                              Series A                           433,732(3)       *           *
                              Series B                           183,012(3)       *
                            Liberty Media Group Common
                            Stock
                              Series A                           381,838(3)       *
                              Series B                            93,402          *
                            Ventures Group Common Stock
                              Series A                           306,184(3)       *
                              Series B                           268,738          *
                            TCI Preferred Stock
                              Class B                             4,299(3)        *
                              Series C                            ___            ___
                              Series G                            ___            ___
                              Series H

        Leo J. Hindery,     TCI Group Common Stock
        Jr.
                              Series A                         1,924,534(4)       *          1.60%
                              Series B                         1,684,775(5)     3.49%
                            Liberty Media Group Common
                            Stock
                              Series A                         1,125,000(4)       *
                              Series B                             ___           ___
                            Ventures Group Common Stock
                              Series A                         1,550,932(4)       *
                              Series B                         1,721,360(5)     3.89%
                            TCI Preferred Stock
                              Class B                              ___           ___
                              Series C                             ___           ___
                              Series G                             ___           ___
                              Series H                             ___           ___

        Peter M. Kern       TCI Group Common Stock
                              Series A                            70,000(6)       *           *
                              Series B                            24,069(7)       *
                            Liberty Media Group Common
                            Stock
                              Series A                             ___           ___
                              Series B                             ___           ___
                            Ventures Group Common Stock
                              Series A                            60,000(6)       *
                              Series B                            12,296(7)       *
                            TCI Preferred Stock
                              Class B                              ___           ___
                              Series C                             ___           ___
                              Series G                             ___           ___
                              Series H                             ___           ___

                                                                      Amount and
                                                                        Nature
             Name of                                                 of Beneficial  Percent of   Voting
         Beneficial Owner           Title of Class                     Ownership    Class (1)   Power (1)
         ----------------           --------------                     ---------    ---------   ---------

          David B. Koff        TCI Group Common Stock
                                 Series A                               19,839(8)       *           *
                                 Series B                                     ___      ___
                               Liberty Media Group Common Stock
                                 Series A                              269,865(8)      ___
                                 Series B                                     ___      ___
                               Ventures Group Common Stock              15,596(8)      ___
                                 Series A                                     ___      ___
                                 Series B                                     ___      ___
                               TCI Preferred Stock
                                 Class B                                      ___      ___
                                 Series C                                     ___      ___
                                 Series G                                     ___      ___
                                 Series H                                     ___      ___

          Thomas McPartland    TCI Group Common Stock
                                 Series A                                     ___      ___         ___
                                 Series B                                     ___      ___
                               Liberty Media Group Common Stock
                                 Series A                                     ___      ___
                                 Series B                                     ___      ___
                               Ventures Group Common Stock
                                 Series A                                     ___      ___
                                 Series B                                     ___      ___
                               TCI Preferred Stock
                                 Class B                                      ___      ___
                                 Series C                                     ___      ___
                                 Series G                                     ___      ___
                                 Series H                                     ___      ___

          J C Sparkman         TCI Group Common Stock
                                 Series A                              200,921(9)       *           *
                                 Series B                                     ___      ___
                               Liberty Media Group Common Stock
                                 Series A                              141,751(9)       *
                                 Series B                                     ___      ___
                               Ventures Group Common Stock
                                 Series A                              107,102(9)       *
                                 Series B                                     ___      ___
                               TCI Preferred Stock
                                 Class B                                      ___      ___
                                 Series C                                     ___      ___
                                 Series G                                     ___      ___
                                 Series H                                     ___      ___

          Lon A. Troxel        TCI Group Common Stock
                                 Series A                                     ___      ___         ___
                                Series B                                      ___      ___
                               Liberty Media Group Common Stock
                                 Series A                                     ___      ___
                                 Series B                                     ___      ___
                               Ventures Group Common Stock
                                 Series A                                     ___      ___
                                 Series B                                     ___      ___
                               TCI Preferred Stock
                                 Class B                                      ___      ___
                                 Series C                                     ___      ___
                                 Series G                                     ___      ___
                                 Series H                                     ___      ___

                                                                       Amount and
                                                                        Nature
             Name of                                                 of Beneficial  Percent of   Voting
         Beneficial Owner           Title of Class                     Ownership    Class (1)   Power (1)
         ----------------           --------------                     ---------    ---------   ---------


All Directors and Executive    TCI Group Common Stock
Officers as a Group             Series A                                3,574,956       *          2.4%
(10 Persons)                    Series B                                1,896,856     3.9%
                               Liberty Media Group Common Stock
                                 Series A                               3,966,379     1.3%
                                 Series B                                  93,402       *
                               Ventures Group Common Stock
                                 Series A                               2,117,724       *
                                 Series B                               2,002,394     4.5%
                               TCI Preferred Stock
                                 Class B                                    4,781(3)    *
                                 Series C                                     ___      ___
                                 Series G                                     ___      ___
                                 Series H                                     ___      ___

----------
* Less than 1%

    (1) Based on 458,473,123 shares of TCI Group Series A Stock, 48,230,923 shares of TCI Group Series B Stock, 313,225,982 shares of Liberty Group Series A Stock, 31,681,124 shares of Liberty Group Series A Stock, 365,719,524 shares of Ventures Group Series A Stock, 44,228,902 shares of Ventures Group Series B Stock, 1,552,490 shares of Class B Preferred Stock, 70,575 shares of TCOMA Series C Preferred Stock, 70,575 shares of LBTYA Series C Preferred Stock, 6,567,344 shares of Series G Preferred Stock, and 6,567,894 shares of Series H Preferred Stock outstanding at December 31, 1997, in each case after elimination of shares held by TCI and its subsidiaries. In addition, such numbers have been adjusted for the February 9, 1998 transactions with Dr. Malone and the Estate of Bob Magness. As a result of such February 9, 1998 transactions, the following adjustments to the December 31, 1997 outstanding share numbers were made: (i) a reduction of 10,201,040 shares in the outstanding number of TCI Group Series A Stock, (ii) an increase of 10,017,145 shares in the outstanding number of TCI Group Series B Stock, (iii) a reduction of 11,666,508 shares in the outstanding number of Ventures Group Series A Stock, and (iv) an increase of 12,034,298 shares in the outstanding number of Ventures Group Series B Stock.

    (2) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November 1994 to acquire 35,000 shares of TCI Group Series A Stock, 28,125 shares of Liberty Group Series A Stock, 30,000 shares of Ventures Group Series A Stock, 21,000 shares, 16,875 shares and 18,000 shares of which, respectively, were exercisable as of December 31, 1997. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December 1995 to acquire 1,125,000 shares of Liberty Group Series A Stock, 450,000 shares of which were exercisable as of December 31, 1997. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in July 1997 to acquire 80,000 shares of TCI Group Series A Stock, 600,000 shares of Liberty Group Series A Stock and 30,000 shares of Ventures Group Series A Stock, none of which were exercisable as of December 31, 1997. Does not include stock appreciation rights with respect to 150,000 shares of TCI Group Series A Stock, 150,000 shares of Liberty Group Series A Stock or 130,000 shares of Ventures Group Series A Stock. Upon exercise, such stock appreciation rights are payable, at TCI's election, in cash or in shares of TCI Group Series A Stock or Liberty Group Series A Stock, as applicable. Also includes 2,332 shares of TCI Group Series A Stock, 1,929 shares of Liberty Group Series A Stock and 2,068 shares of Ventures Group Series A Stock held in trust by the TCI ESPP for the benefit of Mr. Bennett.

    (3) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November 1994 to acquire 140,000 shares of TCI Group Series A Stock, 112,500 shares of Liberty Group Series A Stock and 120,000 shares of Ventures Group Series A Stock, 84,000 shares, 67,500 shares and 72,000 shares of which, respectively, were exercisable as of December 31, 1997. Additionally assumes the exercise of stock options granted in January 1996 to acquire 50,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock, 10,000 shares and 5,625 shares of which, respectively, were exercisable as of December 31, 1997. Includes 210 shares of Class B Preferred Stock held by Mr. Fisher's wife.

    (4) Assumes the exercise in full of options granted in tandem with stock appreciation rights in February 1997 to acquire 700,000 shares of TCI Group Series A Stock, 375,000 shares of Liberty Group Series A Stock and 600,000 shares of Ventures Group Series A Stock, none of which are exercisable until February 1998. Also assumes the exercise in full of options granted in tandem with stock appreciation rights in July 1997 to acquire 1,050,000 shares of TCI Group Series A Stock, 750,000 shares of Liberty Group Series A Stock and 900,000 shares of Ventures Group Series A Stock, none of which are exercisable until July 1998. Also includes 174,534 shares of restricted TCI Group Series A Stock and 50,932 shares of restricted Ventures Group Series A Stock. Such shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002.

(5) Includes 1,684,775 shares of TCI Group Series B Stock and 1,721,360 shares of Ventures Group Series B Stock held by trusts, to which Mr. Hindery is the trustee and over which Dr. Malone has the power to direct the voting. Dr. Malone also has a right of first refusal with respect to any proposed transfer of such shares. Such right of first refusal may be exercised by Dr. Malone either by the payment of cash or, subject to certain exceptions, by the exchanging of shares of TCI Group Series A Stock for such TCI Group Series B Stock or Ventures Group Series A Stock for such Ventures Group Series B Stock. If not exercised by Dr. Malone, such right of first refusal may be exercised by TCI.

(6) Assumes the exercise in full of stock options to acquire 70,000 shares of TCI Group Series A Stock and 60,000 shares of Ventures Group Series A Stock, none of which were exercisable as of December 31, 1997.

(7) All of these shares are held in a series of trusts of which Mr. Hindery is the trustee.

(8) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November 1994 to acquire 17,500 shares of TCI Group Series A Stock and 14,063 shares of Liberty Group Series A Stock and 15,000 shares of Ventures Group Series A Stock, 10,500 shares, 8,437 shares and 9,000 shares of which, respectively, were exercisable as of December 31, 1997. Additionally assumes the exercise of stock options granted in tandem with stock appreciation rights in December 1995 to acquire 180,000 shares of Liberty Group Series A Stock, 72,000 shares of which were exercisable as of December 31, 1997. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in July 1997 to acquire 75,000 shares of Liberty Group Series A Stock, none of which were exercisable as of December 21, 1997. Excludes 1,312 shares of Liberty Group Series A Stock and 200 shares of Class B Preferred Stock beneficially owned by Judith R. Koff, Mr. Koff's wife, of which Mr. Koff disclaims beneficial ownership.

(9) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights to acquire 70,000 shares of TCI Group Series A Stock, 30,000 shares of Liberty Group Series A Stock and 60,000 shares of Ventures Group Series A Stock, all of which were exercisable as of December 31, 1997. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December 1996 to acquire 50,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock, 10,000 shares and 5,625 shares of which, respectively, were exercisable as of December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         TCI beneficially owns approximately 37.6% of the outstanding shares of TCI Music Series A Common Stock, 100% of the outstanding shares of TCI Music Series B Common Stock, and 4.8% of the outstanding shares of the TCI Music Preferred Stock, collectively representing 97.5% of the aggregate voting power related to the outstanding shares of the TCI Music Series A Common Stock, the TCIM Series B Common Stock and the TCIM Preferred Stock. TCI acquired such shares of TCI Music Series A Common Stock and TCI Music Series B Common Stock upon the consummation of the DMX Merger on July 11, 1997 and the TCI Music Preferred Stock upon consummation of the merger of The Box Worldwide, Inc. ("The Box") with a subsidiary of TCI Music (the "Box Merger") on December 16, 1997.

         DMX, under an agreement with National Digital Television Center, Inc., a wholly-owned subsidiary of TCI ("NDTC"), has a capital lease to lease equipment at NDTC's studio and uplinking facility in Littleton, Colorado, with terms which extend to 2000 at an interest rate of 9.5%. DMX is also obligated to NDTC under various operating leases for uplinking and satellite services.

         On December 10, 1996, DMX entered into a letter agreement with Sky Entertainment Services in Latin America ("Sky-LA") pursuant to which Sky-LA was granted the right to carry up to 40 DMX music formats on the Mexican, Brazilian, North South American and South American platforms of Sky-LA. Sky Entertainment Services is the brand name for the direct-to-home service offered by the strategic alliance formed by Organzacoes Globo, Brazil's leading entertainment group; Mexico's Grupo Televisa S.A.; The News Corporation Limited; and Tele-Communications International, Inc., a subsidiary of TCI.

         Shaw beneficially owns approximately 10.5% of the outstanding shares of TCI Music Series A Common Stock, which it acquired upon the consummation of the DMX Merger on July 11, 1997, in exchange for the shares of common stock of DMX it owned prior to the DMX Merger. JR Shaw, President and Chief Executive Officer of Shaw, was a director of DMX prior to the DMX Merger. Mr. Shaw beneficially owns 11.6% of TCI Music Series A Common Stock, which he acquired upon the consummation of the DMX Merger in exchange for the shares of common stock of DMX he beneficially owned prior to the DMX Merger. Mr. Sparkman, a former director of DMX and a director of TCI Music, is a director of Shaw. In addition, a subsidiary of Shaw and a subsidiary of DMX, 450714 B.C. Ltd., each own a 50% interest in DMX-Canada, Ltd. In March 1992, Shaw, the second largest cable operator in Canada, entered into a licensing and distribution agreement with DMX which grants to DMX-Canada Ltd. the exclusive license and right to distribute DMX's premium service in Canada, which was amended on November 1, 1994 by the Commercial License and Distribution Agreement and on April 14, 1997 by the Residential License and Distribution Agreement. Such licensing and distribution agreement, as amended, provides DMX with a monthly, per subscriber programming royalty for both residential and commercial distribution.

         During 1995, DMX and Shaw entered into a series of agreements to accomplish a reorganization by which Shaw could take full advantage of the Canadian tax losses incurred in Canada during the market development period and based on Shaw's commitment to fund such development costs. This was accomplished through the transfer of each company's respective equity interests and the formation of a new Canadian partnership (also referred to herein as "DMX-Canada"). DMX continues to hold an equity interest in the new partnership through its wholly-owned subsidiary, a British Columbia corporation, 450714 B.C. Ltd. There is no impact from the reorganization on the operations of DMX-Canada, other than to accomplish the tax structure as outlined above.
After Shaw recoups its initial funding, each company will share in the profits based on their respective equity interests.

         In April 1996, DMX entered into two capital leases with DMX-Canada the proceeds of which were used to purchase DMX Disc equipment leased to two DMX customers, Nine West and Coach. The obligation under the capital lease was for a term which extended to May 2001 at an effective interest rate of 27.21%. In May 1997, the lease balance of $268,625 was paid in full through an offset of license fees due to DMX totaling $220,714 and cash for the balance of $47,911.

         In August 1994, the Canadian Radio - Television and Telecommunications Commission ("CRTC") which regulates the broadcast industry in Canada, revoked the license previously granted to DMX-Canada for Canadian distribution of DMX. DMX-Canada reapplied to the CRTC during 1995 for a license to distribute DMX to Canadian residential cable subscribers. The CRTC issued a favorable ruling in December 1995 and requires a one to one ratio of Canadian content to non-Canadian content. DMX-Canada and DMX have negotiated an agreement to distribute DMX's digital music services (the "DMX Services") to the Canadian residential cable market. The service will include a total of 30 formats and will be distributed through Shaw Cable Systems and their affiliates.
DMX-Canada will also license other Canadian third party distributors such as Star Choice. The launch of the DMX Service for residential distribution was July 1997.

         The CRTC does not regulate programming delivered to commercial establishments by direct broadcast satellite, and DMX-Canada has been distributing the DMX Service to the commercial sector since 1994. DMX and DMX-Canada have negotiated a new license and distribution agreement which grants an exclusive license and right to distribute the DMX Service to commercial establishments in Canada. The term of the new agreement coincides with the original agreement dated March 9, 1992, and terminates March 31, 2012. DMX received total license fees of approximately $212,000 for the six months ended December 31, 1997 under the agreements.

         On April 21, 1994, The Box entered into a Lease Agreement with Island, pursuant to which The Box leased from Island approximately 16,000 square feet of space for its principal executive offices. Payment of rent commenced on July 15, 1995 at a base rental of $22.00 per square foot for the first year of the lease term, increasing to $39.00 per square foot for the seventh and final year of the lease term. The base rental rate does not include certain operating expenses to be borne by The Box for the entire term of the lease and capped for the first three years of the lease term. The Box has the right to renew the lease subject to the negotiation of a new rental rate, based upon the then-current market rate.

         On August 13, 1997, The Box paid Communications Equity Associates, Inc. ("CEA"), a company controlled by Mr. Michaels, a fee of $250,000 for investment banking services provided to The Box. Upon the closing of the Box Merger, CEA was paid an additional fee of $250,000. CEA agreed to accept these payments as satisfaction of The Box's obligation to pay CEA a fee of approximately $1.9 million in connection with the Box Merger pursuant to the Domestic Financing Agreement between The Box and CEA dated as of October 8, 1996.

         The Box is a party to a program affiliation agreement with Satellite Services, Inc., an wholly-owned subsidiary of TCI ("SSI"), pursuant to which The Box pays SSI affiliate fees.

         The Box is a party to a program affiliation agreements with Lenfest Communications, Inc., and Suburban Cable TV Co., Inc., companies controlled by H.F. Lenfest.

         TCI Music and TCI have entered into a number of intercompany agreements more fully described below covering matters such as the provision of services and allocation of tax liabilities. TCI also provides certain administrative, financial, legal, treasury, accounting, tax and other services to TCI Music and makes available certain of its employee benefit plans to TCI Music's employees. The terms of these arrangements were established by TCI in consultation with TCI Music and are not the result of arm's-length negotiations. Accordingly, although TCI Music believes that the terms of these arrangements are reasonable, there is no assurance that the terms and conditions of these agreements, or the terms of any future arrangements between TCI and TCI Music, are as favorable to TCI Music as could be obtained from unaffiliated third parties. In addition, TCI Music and TCI and their respective subsidiaries and affiliates may from time to time do business with one another in areas not governed by any of the following agreements.

Amended Contribution Agreement. In connection with the DMX Merger, TCI Music and TCI entered into a Contribution Agreement dated July 11, 1997, pursuant to which TCI agreed to cause certain of its affiliates to assign and contribute to TCI Music the right to receive the revenue from sales of the DMX Service net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to DMX for a 10-year period beginning July 1, 1997, and to transfer certain equipment to DMX useful in DMX's business. In consideration of such agreement, in connection with the consummation of the DMX Merger, TCI Music delivered to TCI, as designee for certain TCI affiliates, 62,500,000 shares of TCI Music Series B Common Stock and a note in the principal amount of $40,000,000. Pursuant to the Agreement and Plan of Merger dated as of August 12, 1997 (the "Box Merger Agreement"), TCI Music and TCI entered into the Amended Contribution Agreement, as amended, effective as of July 1, 1997 (the "Contribution Agreement"), which provides, among other things, for TCI to deliver, or cause certain of its subsidiaries to deliver, in lieu of TCI's obligation to cause its affiliates to make contributions to TCI Music under the Contribution Agreement, to TCI Music payments aggregating $18 million, increased annually by the percentage increase, if any, in CPI for the prior year, for a term of 20 years.

Affiliation Agreement. In connection with the Box Merger Agreement, effective as of July 1, 1997, DMX and SSI entered into an Affiliation Agreement (the "Affiliation Agreement") pursuant to which DMX granted to SSI and certain of its affiliates the non-exclusive right to distribute and subdistribute the DMX Service to commercial and residential customers for a 10-year period in exchange for licensing fees paid by SSI to DMX.

         Under the Affiliation Agreement, SSI will pay an annual fee to DMX of $8,500,000 for the initial three years, subject to adjustment annually (beginning July 1, 1998) by the percentage change in the CPI for the prior year and for changes in the number of subscribers as a result of divestiture or acquisition of cable systems. During the fourth through tenth years of the term of the Affiliation Agreement, the annual fee will be further adjusted on a monthly basis upward or downward, as the case may be, based on an increasing percentage of the increase or decrease in the actual number of subscribers above or below a specified number of residential and commercial subscribers, provided that such fees cannot be reduced below a specified minimum license fee, which minimum fee is decreased each year in years four through ten. During the six months ended December 31, 1997, TCI Music recognized $4.2 million pursuant to the Affiliation Agreement.

         The Affiliation Agreement between DMX and SSI dated July 6, 1989 (the "Old Affiliation Agreement"), provides for distribution by SSI-affiliated cable systems of the DMX Service and the Superaudio service (a basic analog music service provided through a joint venture between DMX and an affiliate of Jones Intercable, Inc.). Although the Affiliation Agreement supersedes the Old Affiliation Agreement with respect to the DMX Service, the Old Affiliation Agreement remains in effect through June 30, 1999, with respect to the Superaudio service.

TCI Music Note. On July 11, 1997, in connection with the DMX Merger, the Company entered into a $2 million revolving credit note with TCI Communications, Inc., a subsidiary of TCI, and pursuant to the Amended Contribution Agreement entered into a $40 million promissory note with TCI. The interest rate on the notes was 10% per annum. On December 30, 1997, the Company paid in full $900,000 drawn under the $2 million revolving credit note and related accrued interest of $24,000 and the $40 million note. The accrued interest on the $0 million note of $1.9 million was forgiven pursuant to the terms of the note agreement.

TCI Rights. In connection with the DMX Merger, pursuant to a Rights Agreement dated July 11, 1997, by and among TCI Music, TCI and The Bank of New York, as rights agent, TCI issued one TCI Right with each share of TCI Music Series A Common Stock issued to DMX stockholders in connection with the DMX Merger. Each TCI Right entitles the holder to require TCI to purchase from such holder the related share of TCI Music Series A Common Stock for $8.00 per share (subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders) payable at the election of TCI in cash, a number of shares of TCI Group Series A Stock having an equivalent value or a combination thereof, if, during the one year period beginning July 11, 1997, the price of TCI Music Series A Common Stock (trading together with associated TCI Rights) does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days. If the TCI Rights have not terminated prior to July 11, 1998, they will become exercisable for a 30-day period following such date and will expire on the last day of such 30-day period, unless extended by their terms.

TCI Loan. On February 6, 1997, the Company entered into a loan and security agreement with TCI which provided $3.5 million. The loan proceeds were used to purchase equipment and pay certain costs related to obtaining commercial customers. The outstanding balance at December 31, 1997 was $3.1 million which was payable in 34 equal monthly installments, which commenced September 1, 1997 at an interest rate of 12.5% per annum. Interest expense for the six months ended December 31, 1997, was $207,000. The loan was paid in full on March 2, 1998.

Liberty Loans. On September 19, 1997, the Company entered into a $2.18 million note payable with Liberty. The proceeds were issued to Paradigm as a note receivable pursuant to the letter of intent in contemplation of the Paradigm Merger. Interest on the note was 10% per annum. The Company paid in full principal and related accrued interest of $62,000 on December 30, 1997.

         On December 16, 1997, the Company entered into a $3.75 million note payable with Liberty. The proceeds were used to purchase the outstanding preferred stock of The Box in connection with the Box Merger. The Company paid in full the principal and related accrued interest of $15,000 on December 30, 1997.

Services Agreement. Pursuant to a Services Agreement between TCI and TCI Music (the "Services Agreement"), TCI shall provide services to TCI Music for administration and operation of the businesses of TCI Music and its subsidiaries as requested by TCI Music from time to time. These services can include: (i) tax reporting, financial reporting, payroll, employee benefit administration, workers' compensation administration, telephone, package delivery, management information systems, billing, lock box, remittance processing and risk management services, (ii) other services typically performed by TCI's accounting, finance, treasury, corporate, legal, tax, benefits, insurance, facilities, purchasing, and advanced information technology department personnel, (iii) use of telecommunications and data facilities and of systems and software developed, acquired or licensed by TCI from time to time for financial forecasting, budgeting and similar purposes, including without limitation any such software for use on personal computers, in any case to the extent available under copyright law or any applicable third-party contract,
(iv) technology support and consulting services and (v) such other management, supervisory, strategic planning and other services as TCI Music may from time to time request. Pursuant to the Services Agreement, TCI also provides TCI
Music access to any volume discounts that may be available to TCI for the purchase of certain equipment. The Services Agreement also provides that TCI, for so long as TCI continues to beneficially own at least a majority of the voting power of the outstanding shares of the TCI Music Series A Common Stock, TCI Music Series B Common Stock and the TCI Music Preferred Stock, will continue to provide, in the same manner and on the same basis as generally provided from time to time to other participating TCI subsidiaries, benefits and administrative services to TCI Music's employees. In this regard, TCI Music will be allocated that portion of TCI's compensation expense attributable to benefits extended to employees of TCI Music. Pursuant to the Services Agreement, TCI Music from time to time will reimburse TCI for all direct expenses incurred by TCI in providing such services and a pro rata share of all indirect expenses incurred by TCI in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for TCI Music, general overhead expenses and rental expense for any physical facilities of TCI utilized by TCI Music. In this regard, it is anticipated that TCI Music will, for the foreseeable future, share office space with, or sublease office space from, TCI. The Services Agreement will continue in effect until terminated by (i) TCI Music upon 60 days' prior written notice to TCI, (ii) TCI at any time after three years upon not less than six months' prior notice to TCI Music, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.

    (a) Consolidated Financial Statements and Schedules. Reference is made to the Index to Consolidated Financial Statements of TCI Music, Inc. and Subsidiaries and Schedules for the six month period ended December 31, 1997, for a list of financial statements and schedules filed as part of this report at page F-1.

    (b) Reports on Form 8-K. During the quarter ended December 31, 1997, the Company filed one report on Form 8-K. On December 31, 1997, the Company disclosed the consummation of the December 16, 1997 merger with The Box Worldwide, Inc.

    (c)  Exhibits.  Following is a list of Exhibits filed with this report.

 EXHIBIT
  NUMBER                                                 DESCRIPTION
  ------                                                 -----------
 2.1         Agreement and Plan of Merger, dated as of February 6, 1997, as amended  by Amendment One dated May 29,
             1997, by and among Tele-Communications, Inc., TCI Music, Inc., TCI Merger Sub, Inc., and DMX Inc.
             (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of TCI Music, Inc. and
             Tele-Communications, Inc. filed with the Securities and Exchange Commission on June 6, 1997 (Commission
             File Nos. 333-28613 and 333-28613-01))

 2.2         Agreement and Plan of Merger dated as of August 12, 1997 among TCI Music, Inc., TCI Music Acquisition Sub,
             Inc. and The Box Worldwide, Inc. (Incorporated by reference to Exhibit 2.1 to the Registration Statement on
             Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12, 1997
             (Commission File No. 333-39943))

 2.3         Agreement of Merger dated as of December 8, 1997 among TCI Music, Inc., TCI Para Merger Sub, Inc. and
             Paradigm Music Entertainment Company

 3.1         Certificate of Incorporation of TCI Music, Inc. (Incorporated by reference to Exhibit 3.1 to the
             Registration Statement on Form S-4 of TCI Music, Inc. and Tele-Communications, Inc., filed with the
             Securities and Exchange Commission on June 6, 1997 (Commission File Nos. 333-28613 and 333-28613-01))

 3.2         Bylaws of TCI Music, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form
             S-4 of TCI Music, Inc. and Tele-Communications, Inc., filed with the Securities and Exchange Commission on
             June 6, 1997 (Commission File Nos. 333-28613 and 333-28613-01))

 4.1         Specimen Stock Certificate for Series A Common Stock, par value $.01 per share, of TCI Music, Inc. (with
             TCI Rights) (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on
             Form S-4 of TCI Music, Inc. and Tele-Communications, Inc., filed with the Securities and Exchange
             Commission on June 12, 1997 (Commission File Nos. 333-28613 and 333-28613-01))

 4.2         Specimen Stock Certificate for Series A Common Stock, par value $.01 per share, of TCI Music, Inc. (without
             TCI Rights) (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of TCI
             Music, Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No.
             333-39943))

 4.3         Specimen Stock Certificate for the Series B Common Stock, par value $.01 per share, of TCI Music, Inc.
             (Incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on Form S-4
             of TCI Music, Inc. and Tele-Communications, Inc. filed with the Securities and Exchange Commission on
             June 12, 1997 (Commission File Nos. 333-28613 and 33-28613-01))

 4.4         Specimen Stock Certificate for the Series A Convertible Preferred Stock, par value $.01 per share, of TCI
             Music, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of TCI
             Music, Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No.
             333-39943))

EXHIBIT
 NUMBER                                                 DESCRIPTION
 ------                                                 -----------


 4.5         TCI Music, Inc. Certificate of Designations for Series A Convertible Preferred Stock (Incorporated by
             reference to Exhibit 4.3 to the Registration Statement on Form S-4 of TCI Music, Inc. filed with the
             Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

 4.6         Rights Agreement among Tele-Communications, Inc., TCI Music, Inc., and the Bank of New York, as Rights
             Agent, dated as of July 11, 1997 (Incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of TCI
             Music, Inc., filed with the Securities and Exchange Commission on July 24, 1997)

 4.7         Amendment to Rights Agreement among Tele-Communications, Inc., TCI Music, Inc. and the Bank of New York, as
             Rights Agent, dated March 18, 1998

 10.1        Amended and Restated Contribution Agreement between Tele-Communications, Inc. and TCI Music, Inc. dated
             July 11, 1997 (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of TCI Music,
             Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

 10.2        Revolving Loan Agreement between TCI Music, Inc. and Certain Lender Parties Thereto dated December 30, 1997

 10.3*       Affiliation Agreement between Satellite Services, Inc. and DMX Inc., dated July 1, 1997, and letter amendment dated January 27, 1998

 10.4        Letter Agreement between TCI Music, Inc. and Tele-Communications, Inc., dated November 7, 1997, extending Promissory
             Note dated July 11, 1997 (attached as Exhibit A) (Incorporated by reference to Exhibit 10.3 to the Registration
             Statement on Form-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12, 1997
             (Commission File No. 333-39943))

 10.5        Promissory Note dated July 11, 1997 between TCI Music, Inc. and Tele-Communications, Inc.

 10.6        Promissory Note, dated September 19, 1997, between TCI Music, Inc. and Liberty Media Corporation

 10.7        Services Agreement between Tele-Communications, Inc. and TCI Music, Inc. (Incorporated by reference to
             Exhibit 10.2 to the Report on Form 8-K of TCI Music, Inc., filed with the Securities and Exchange
             Commission on July 24, 1997)

 10.8        Loan and Security Agreement by and between DMX Inc. and Tele-Communications, Inc., dated as of February 6,
             1997, as amended (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of
             TCI Music, Inc. and Tele-Communications, Inc. filed with the Securities and Exchange Commission on June 6,
             1997 (Commission File Nos. 333-28613 and 333-28613-01))

 10.9****    TCI Music, Inc. 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.83 to the Transition
             Report of TCI Music, Inc. on Form 10-K filed with the Securities and Exchange Commission on October 9,
             1997)

 10.10****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and David Koff, dated July 11, 1997

 10.11****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Lon Troxel, dated July 11, 1997

 10.12****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and J.C.
             Sparkman, dated July 11, 1997

EXHIBIT
 NUMBER                                                 DESCRIPTION
-------                                                 -----------
 10.13****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Leo J.
             Hindery, Jr., dated July 11, 1997

 10.14****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Robert R.
             Bennett, dated July 11, 1997

 10.15****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Donne F.
             Fisher, dated July 11, 1997

 10.16****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Peter J.
             Kern, dated July 11, 1997

 10.17****   Form of TCI Music, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.16 to the
             Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

 10.18***    Employment Agreement between DMX Inc. and Lon Troxel, dated October 1, 1991, as amended August 22, 1997
             (Incorporated by reference to Exhibit 10.64 to DMX Inc.'s 1994 Report on Form 10-K, filed with the
             Securities and Exchange Commission on December 29, 1994, and to Exhibit 10.82 to TCI Music, Inc.'s
             Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

 10.19***    Employment Agreement dated January 1, 1996 between Paradigm Music Entertainment Company, Inc. and Thomas
             McPartland

 10.20       Registration Rights Agreement dated December 31, 1997 between TCI Music, Inc. and Thomas McPartland,
             Attorney in fact

 10.21**     Affiliation Agreement between International Cablecasting Technologies Inc. and Satellite Services, Inc.,
             dated July 6 1989 (Incorporated by reference to Exhibit 10.2 to DMX Inc.'s Amendment No. 1 to Registration
             Statement on Form S-1, filed with the Securities and Exchange Commission on August 31, 1990 (Commission
             File No. 33-35690))

 10.22**     Affiliation Agreement between International Cablecasting Technologies Inc. and Viacom Cable, dated May 4,
             1990 (Incorporated by reference to Exhibit 10.3 to DMX Inc.'s Amendment No. 1 to Registration Statement on
             Form S-1, filed with the Securities and Exchange Commission on August 31, 1990 (Commission File No.
             33-35690))

 10.23**     Affiliation Agreement between International Cablecasting Technologies Inc. and KBLCOM Incorporated, dated
             June 20, 1990 (Incorporated by reference to Exhibit 10.4 to DMX Inc.'s Amendment No. 1 to Registration
             Statement on Form S-1, filed with the Securities and Exchange Commission on August 31, 1990 (Commission
             File No. 33-35690))

 10.24       National Digital Television Center, Inc., formerly known as Western Tele-Communications, Inc., Security
             Agreement and Promissory Note, dated March 26, 1991 (Incorporated by reference to Exhibit 10.14 to DMX
             Inc.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and
             Exchange Commission on May 24, 1991 (Commission File No 33-35690))

 10.25**     Uplink Services Agreement between National Digital Television Center, Inc., formerly known as Western
             Tele-Communications, Inc., and International Cablecasting Technologies Inc., dated March 16, 1991
             (Incorporated by reference to Exhibit 10.15 to DMX Inc.'s Post-Effective Amendment No. 3 to Registration
             Statement on Form S-1, filed with the Securities and Exchange Commission on August 15, 1991 (Commission
             File No. 33-35690))

 10.26**     License and Distribution Agreement between International Cablecasting Technologies Inc. and Broadcom
             International Holdings, dated March 31, 1992, as amended (Incorporated by reference to Exhibit 10.34 to DMX
             Inc.'s 1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

EXHIBIT
 NUMBER                                                 DESCRIPTION
-------                                                 -----------
 10.27       Manufacturing and Sales Agreement between International Cablecasting Technologies Inc. and Scientific-
             Atlanta, Inc., dated February 28, 1991 (Incorporated by reference to Exhibit 10.12 to DMX Inc.'s Post-
             Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and Exchange
             Commission on May 24, 1991 (Commission File No. 33-35690))

 10.28       License and Technical Assistance Agreement between International Cablecasting Technologies Inc. and
             Scientific-Atlanta, Inc., dated February 28, 1991 (Incorporated by reference to Exhibit 10.14 to DMX Inc.'s
             Post-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and
             Exchange Commission on May 24, 1991 (Commission File No. 33-35690))

 10.29       Development and Licensing Agreement between International Cablecasting Technologies Inc. and Frederikson &
             Shu Laboratories, Inc., as amended March 29, 1990 (Incorporated by reference to Exhibit 10.8 to DMX Inc.'s
             Registration on Form S-1, filed with the Securities and Exchange Commission on July 10, 1990 (Commission
             File No. 33-35690))

 10.30       Agreement between GE American Communications, Inc. and International Cablecasting Technologies Inc., dated
             April 14, 1989 (Incorporated by reference to Exhibit 10.9 to DMX Inc.'s Registration Statement on Form S-1,
             filed with the Securities and Exchange Commission on July 10, 1990 (Commission File No. 33-35690))

 10.31       Partnership Agreement between TEMPO Sound, Inc. and Galactic Radio Partners, Inc., dated May 7, 1990
             (Incorporated by reference to Exhibit 10.7 to DMX Inc.'s Registration Statement on Form S-1, filed with the
             Securities and Exchange Commission on July 10, 1990 (Commission File No. 33-35690))

 10.32       C-3 Satellite Transponder Sub-Lease Agreement between National Digital Television Center, Inc., formerly known as Western Tele-Communications, Inc., and International Cablecasting Technologies Inc., dated
             December 2, 1992 (Incorporated by reference to Exhibit 10.55 to DMX Inc.'s 1993 Report on From 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

 10.33       Satellite Transponder Management Agreement between National Digital Television Center, Inc., formerly known as Western Tele-Communications, Inc. and International Cablecasting Technologies Inc., dated December 2,
             1992 (Incorporated by reference to Exhibit 10.57 to DMX Inc.'s 1993 Report on Form 10-K, filed with the
             Securities and Exchange Commission on December  23, 1993)

 10.34       Satellite Transponder Management Agreement between National Digital Television Center, Inc., formerly known as Western Tele-Communications, Inc. and International Cablecasting Technologies Inc., dated January  27,
             1993 (Incorporated by reference to Exhibit 10.57 to DMX Inc.'s 1993 Report on Form 10-K, filed with the
             Securities and Exchange Commission on December 23, 1993)

 10.35       Assignment and Assumption Agreement between National Digital Television Center, Inc., formerly known as
             Western Tele-Communications, Inc. and International Cablecasting Technologies Europe N.V., dated April 22,
             1993 (Incorporated by reference to Exhibit 10.58 to DMX Inc.'s 1993 Report on Form 10-K, filed with the
             Securities and Exchange Commission on December 23, 1993)

 10.36**     Assignment Agreement between IDB Communications Group, Inc. and National Digital Television Center, Inc.,
             formerly known a Western Tele-Communications, Inc., dated January 21, 1993 (Incorporated by reference to
             Exhibit 10.59 to DMX Inc.'s 1993 Report on Form 10-K, filed with the Securities and Exchange Commission on
             December 23, 1993)

 10.37       Agreement between International Cablecasting Technologies Inc. and the American Society of Composers,
             Authors & Publishers, dated December 20, 1991 (Incorporated by reference to Exhibit 10.60 to DMX Inc.'s
             1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

 10.38**     Agreement between International Cablecasting Technologies Inc. and Broadcast Music Inc., dated October 11,
             1991, as supplemented and amended (Incorporated by reference to Exhibit 10.61 to DMX Inc.'s 1993 Report on
             Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

Exhibit
Number                                                 Description
------                                                 -----------
 10.39**     Agreement between DMX Inc. and SESAC, dated December 26, 1991 (Incorporated by reference to Exhibit 10.62 to DMX Inc.'s 1993 Report on From 10-K, filed with the Securities and Exchange Commission on December 23,
             1993)

 10.40       International Cablecasting Technologies Inc. Savings Plan, Amended and Restated Generally Effective as of
             May 1, 1992 (Incorporated by reference to Exhibit 10.66 to DMX Inc.'s 1994 Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 1994)

 10.41       Addendum to Affiliation Agreement between KBLCOM and International Cablecasting Technologies Inc., dated
             May 4, 1994 (Incorporated by reference to DMX Inc.'s 1994 Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 1994)

 10.42**     Affiliation Agreement between DMX Inc. and PRIMESTAR Partners, dated January 25, 1995 (Incorporated by reference to Exhibit 10.71 to DMX Inc.'s 1996 Report on Form 10-K, filed with the Securities and Exchange
             Commission on January 14, 1997)

 10.43       Subscription and Shareholders Agreement between DMX Inc., Jerold H. Rubinstein and XTRA Music Limited,
             dated December 18, 1996 (Incorporated by reference to Exhibit 10.74 to DMX Inc.'s 1996 Report on Form 10-K,
             filed with the Securities and Exchange Commission on January 14, 1997)

 10.44**     Commercial License and Distribution Agreement between DMX Inc. and DMX-Canada Partnership, dated
             November 1, 1994 (Incorporated by reference to Exhibit 10.75 to TCI Music, Inc.'s Transition Report on Form
             10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and
             Exchange Commission on October 9, 1997)

 10.45**     Residential License and Distribution Agreement between DMX Inc. and DMX-Canada (1995) Ltd., dated March 9,
             1992, as amended April 18, 1997 (Incorporated by reference to Exhibit 10.76 to TCI Music, Inc.'s Transition
             Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the
             Securities and Exchange Commission on October 9, 1997)

 10.46       Channel Distribution Agreement between DMX Inc. and XTRA Music Limited, dated July 3, 1997 (Incorporated by reference to Exhibit 10.77 to TCI Music, Inc.'s Transition Report on Form 10-K for the transition period
             October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9,
             1997)

 10.47       Termination Agreement between DMX Inc. and DMX-Europe N.V., a Netherlands corporation (Technology License and Services Agreement, dated May 19, 1993), dated July 3, 1997 (Incorporated by reference to Exhibit 10.79 to TCI Music, Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through
             June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

 10.48       Termination Agreement between DMX Inc. and DMX-Europe N.V., a Netherlands corporation (Trademark Agreement, dated May 19, 1993), dated July 3, 1997 (Incorporated by reference to Exhibit 10.80 to TCI Music, Inc.'s
             Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

 10.49       Assignment Agreement between DMX Inc. and Jerold H. Rubinstein, dated July 8, 1997 (Incorporated by reference to Exhibit 10.81 to TCI Music, Inc.'s Transition Report on Form 10-K for the transition period
             October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9,
             1997)

 10.50       License Agreement between Broadcast Music, Inc. and DMX Inc., dated August 7, 1995 (Incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-1 of TCI Music, Inc., filed with the
             Securities and Exchange Commission on November 12, 1997)

Exhibit
Number                                                 Description
------                                                 -----------
 10.51       Separation and Mutual Release Agreement between DMX Inc. and Jerold Rubinstein, dated July 11, 1997
             (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-4 of TCI Music, Inc.,
             filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

 10.52       Background/Foreground Music Service License Agreement between American Society of Composers, Authors and
             Publishers and International Cablecasting Technologies Inc., dated April 4, 1995 (Incorporated by reference to Exhibit 10.54 of the Registration Statement on Form S-4 of TCI Music, Inc., filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

 10.53       Service Agreement between The Box Worldwide, Inc., formerly known as Video Jukebox, Inc., and West
             Interactive Corporation, dated July 31, 1992 (Incorporated by reference to Exhibit 19.18 to The Box
             Worldwide, Inc.'s Report on Form 10-KSB for the fiscal year ended December 31, 1991)

 10.54       Lease Agreement between The Box Worldwide, Inc., formerly known as Video Jukebox, Inc., and Island Trading
             Company, Inc., dated April 21, 1994 (Incorporated by reference to Exhibit 10.37 to The Box Worldwide,
             Inc.'s Report on Form 10-KSB for the fiscal year ended December 31, 1994)

 10.55       Equipment and Service Agreement between The Box Worldwide, Inc. formerly known as Video Jukebox, Inc., and
             Hughes Network Systems, Inc., dated February 27, 1996 (Incorporated by reference to Exhibit 10.27 to The
             Box Worldwide, Inc.'s Report on Form 10-KSB for the fiscal year ended December 31, 1996)

 10.56       International Representation Agreement between The Box Worldwide, Inc., formerly known as Video Jukebox,
             Inc., and Communications Equity Associates, Inc. dated September 14, 1995 (Incorporated by reference to
             Exhibit 10.28 to The Box Worldwide, Inc.'s Report on Form 10-KSB for the fiscal year ended December 31,
             1996)

 10.57       Service Affiliate Agreement between The Box Worldwide, Inc., formerly known as Video Jukebox, Inc., and
             Suburban Cable TV Co., Inc., dated August 4, 1997 (Incorporated by reference to Exhibit 10.1 to The Box
             Worldwide, Inc.'s Report on Form 10-QSB for the quarter ended September 30, 1997)

 10.58       Affiliation Agreement between The Box Worldwide, Inc. and Satellite Services, Inc., dated February 27, 1997

 21          Subsidiaries of TCI Music, Inc.

 23          Consent of KPMG Peat Marwick LLP

 27          Financial Data Schedule

 _____________

 *           TCI Music, Inc. has requested confidential treatment for a portion of the referenced Exhibit.
 **          TCI Music, Inc. has received confidential treatment for a portion of the referenced Exhibit.
 ***         Indicated management contract.
 ****        Indicates compensatory plan or arrangement.

                                TCI MUSIC, INC.
                                AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                       CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1997 AND JUNE 30, 1997

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   Index to Consolidated Financial Statements



                                                                                                                Page
                                                                                                                ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2


Consolidated Financial Statements of TCI Music, Inc. and DMX Inc. (Predecessor):

         Consolidated Balance Sheets - December 31, 1997 and June 30, 1997  . . . . . . . . . . . . . . . . . .  F-3

         Consolidated Statements of Operations - Six months ended December 31, 1997 and 1996 (unaudited), nine months ended June 30, 1997 and 1996 (unaudited) and fiscal years ended September 30, 1996 and 1995 . .F-5

         Consolidated Statements of Stockholders' Equity (Deficit) - Six months ended December 31, 1997 and
           1996 (unaudited), nine months ended June 30, 1997 and fiscal years ended September 30, 1996 and
           1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-7

         Consolidated Statements of Cash Flows - Six months ended December 31, 1997 and 1996 (unaudited), nine months ended June 30, 1997 and 1996 (unaudited) and years ended September 30, 1996 and 1995  . . . . .F-8


         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-10


     Financial Statement Schedules have not been provided as any required information has been included in the consolidated financial statements and notes thereto or are not required

                          INDEPENDENT AUDITORS' REPORT



We have audited the consolidated financial statements of TCI Music, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of TCI Music, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI Music, Inc. and subsidiaries as of December 31, 1997 and of DMX Inc. and subsidiaries (Predecessor) as of June 30, 1997 and the results of their operations and their cash flows for the six months ended December 31, 1997, nine months ended June 30, 1997 and the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective July 11, 1997, TCI Music, Inc. acquired all of the outstanding stock of DMX Inc. in a business combination accounted for as a purchase. As a result of the acquisition the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

                                                           KPMG Peat Marwick LLP
Los Angeles, California
February 20, 1998

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND JUNE 30, 1997


                                                                                       TCI MUSIC, INC.          DMX INC.
                                                                                          (NOTE 1)              (NOTE 1)
                                                                                  --------------------------------------------
                                           ASSETS                                     DECEMBER 31, 1997      JUNE 30, 1997
                                                                                  --------------------------------------------
                                                                                              (AMOUNTS IN THOUSANDS)
             Current assets:
               Cash and cash equivalents                                          $            7,915                  664
               Cash DMX-Europe N.V. (note 5)                                                      --                  168
               Trade receivable:
                 Related party (note 6)                                                        2,530                1,482
                 Other                                                                         6,275                3,004
                 Allowance for doubtful accounts (note 3)                                       (563)                (451)
                                                                                  ------------------     ----------------
                                                                                               8,242                4,035

               Prepaid expenses and other                                                      2,993                  827
               Equipment inventory                                                             6,713                  492
                                                                                  ------------------     ----------------

                              Total current assets                                            25,863                6,186

             Investment in equity interests                                                    1,201                  558
             Property and equipment, net (note 7):
               Furniture, machinery and equipment                                              7,024                4,399
               Leasehold improvements                                                            543                  213
               Studio equipment                                                                5,599                3,432
               Music library                                                                     300                1,047
               Computer system                                                                   459                  571
               Software                                                                          676                   --
                                                                                  ------------------     ----------------
                                                                                              14,601                9,662
                 Less accumulated depreciation and amortization                               (1,113)              (5,694)
                                                                                  ------------------     ----------------
                                                                                              13,488                3,968

             Property and equipment DMX-Europe N.V., net (note 5)                                 --                  164
             Intangible assets, net (note 8)                                                 153,265                   --
             Other assets                                                                        910                  110
                                                                                  ------------------     ----------------

                                        TOTAL ASSETS                              $          194,727               10,986
                                                                                  ==================     ================



See accompanying notes to consolidated financial statements
                                                                     (continued)

                      DECEMBER 31, 1997 AND JUNE 30, 1997

                                                                 TCI MUSIC, INC.       DMX INC.
                                                                      (NOTE 1)        (NOTE 1)
                                                                ----------------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            DECEMBER 31, 1997   JUNE 30, 1997
                                                                ----------------------------------
                                                                       (AMOUNTS IN THOUSANDS)
 Current liabilities:
  Accounts payable                                                   $   4,390          1,815
  Accrued liabilities (note 9)                                          10,561          7,524
  Accrued loss on disposal - DMX-Europe N.V. (note 5)                    2,827          2,827
  Deferred revenue                                                         186             --
  Current portion of capital lease obligation (note 10)                     27             23
  Current portion of debt (note 10)                                      3,327             --
  Income taxes payable, related party (note 13)                          1,762             --
                                                                     ---------      ---------
                                                                        23,080         12,189
 Current liabilities DMX-Europe N.V. (note 5):
  Accounts payable                                                          --          1,014
  Accrued liabilities                                                       --          1,525
  Investment in and advances to DMX-Europe N.V                           9,058          6,591
                                                                     ---------      ---------
                 Total current liabilities DMX-Europe N.V                9,058          9,130
                                                                     ---------      ---------

                 Total current liabilities                              32,138         21,319

 Other liabilities                                                       2,063          2,082
 Related party debt and accrued interest (note 6)                        4,359          3,887
 Debt (note 10)                                                         53,236             --
 Deferred income taxes (note 13)                                         2,811             --
                                                                     ---------      ---------
                 Total liabilities                                      94,607         27,288

TCI Music, Inc. redeemable convertible preferred stock, $.01 par value; Authorized 5,000,000 shares;
    Issued 1,742,484 shares; $39,154 liquidation preference and
    redemption value                                                    35,588             --

 Stockholders' equity (deficit):
  DMX Inc. common stock, $.01 par value;
          Authorized 100,000,000 shares;
          Issued 59,672,224 shares                                          --            597
  TCI Music, Inc. common stock:
      Series A Common Stock, $.01 par value;
          Authorized 295,000,000 shares;
          Issued 18,098,983 shares                                         181             --
      Series B Common Stock, $.01 par value;
          Authorized 200,000,000 shares;
          Issued 62,500,000 shares                                         625             --
   Paid-in capital                                                      64,193        136,896
   Accumulated deficit                                                    (465)      (152,787)
   Foreign currency translation adjustment                                  (2)          (430)
   Treasury stock, 85,630 shares at cost                                    --           (578)
                                                                     ---------      ---------

     Total stockholders' equity (deficit)                               64,532        (16,302)
                                                                     ---------      ---------

 Commitments and contingencies (note 12)

                                                                     $ 194,727         10,986
                                                                     =========      =========


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996, NINE MONTHS
                     ENDED JUNE 30, 1997 AND 1996 AND FISCAL
                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                        TCI MUSIC, INC.
                                                           (NOTE 1)                      DMX INC. (NOTE 1)
                                                  -----------------  ---------------------------------------------------------------
                                                          DECEMBER 31,                JUNE 30,             SEPTEMBER 30,
                                                  ------------------------------------  --------------------------------------------
                                                           1997        1996         1997        1996         1996         1995
                                                  ----------------------------------------------------------------------------------
                                                                  (UNAUDITED)                           (UNAUDITED)

Subscriber fee revenue - related party (note 6)$      15,502       4,828        6,907        6,648        9,086        7,696
Subscriber fee revenue - other                         5,918       3,949        6,902        5,034        6,973        4,920
Viewer revenue, net                                      460          --           --           --           --           --
Advertising revenue                                      365          --           --           --           --           --
Other revenue, net                                       710         221          565          271          431          157
Revenue - DMX-Europe N.V. (note 5)                        --       1,291        2,220          238          836           --
                                                  ----------------------------------------------------------------------------------
                                                      22,955      10,289       16,594       12,191       17,326       12,773

Operating expenses:
 Operating                                             6,477       5,072        8,178        7,206        9,796        8,667
 Selling, general and administrative                   7,523       6,990       10,633       10,618       14,373       12,949
 Stock compensation (note 11)                            294         275          137          412          550          550
 Depreciation and amortization                         6,317       1,061        1,789        1,302        1,884        1,342
 Operating expenses - DMX-Europe N.V. (note 5)
                                                          --       6,855        8,489        2,110        5,740           --
 Loss on disposal of DMX-Europe N.V. (note 5)
                                                          --       7,153        1,738           --        7,153           --
                                                  ----------------------------------------------------------------------------------
                                                      20,611      27,406       30,964       21,648       39,496       23,508

          Net operating income (loss)                  2,344     (17,117)     (14,370)      (9,457)     (22,170)     (10,735)

                                                                     (continued)

            SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996, NINE MONTHS
                     ENDED JUNE 30, 1997 AND 1996 AND FISCAL
                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                  TCI MUSIC, INC.
                                                     (NOTE 1)                            DMX INC. (NOTE 1)
                                                 -----------------  ----------------------------------------------------------------
                                                         DECEMBER 31,                JUNE 30,                   SEPTEMBER 30,
                                                 ------------------------------------  ------------------------------------   ------
                                                      1997         1996          1997        1996            1996          1995
                                                 -----------------------------------------------------------------------------------
                                                                  (UNAUDITED)                             (UNAUDITED)

                                                           `
Other income (expense):                          $
 Interest income (expense):
   Related party                                     (385)           --            --            --            --            --
   DMX-Europe N.V                                      --           (98)         (174)         (296)          (54)           --
   Other                                              105           (88)         (248)         (190)         (246)         (209)
                                                 -----------------------------------------------------------------------------------
                                                     (280)         (186)         (422)         (486)         (300)         (209)

 Share of earnings of affiliates                       76           185           203           108           197           307
 Loss of DMX-Europe N.V. (note 5)                      --            --            --       (11,854)      (11,854)      (13,271)
 Other, net                                          (223)           74          (119)          547           272           829
                                                 -----------------------------------------------------------------------------------
           Income (loss) before income taxes        1,917       (17,044)      (14,708)      (21,142)      (33,855)      (23,079)
 Income tax expense                                 2,382            --            --            --            --            --
                                                 -----------------------------------------------------------------------------------

             Net loss                            $   (465)      (17,044)      (14,708)      (21,142)      (33,855)      (23,079)
                                                 ===================================================================================
 Basic and diluted loss per common share         $  (0.01)        (0.32)        (0.25)        (0.44)        (0.68)        (0.60)
                                                 ===================================================================================

 Weighted average number of common shares          77,423        53,695        59,587        47,739        49,676        38,585
                                                 ===================================================================================


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     SIX MONTHS ENDED DECEMBER 31, 1997, NINE MONTHS ENDED JUNE 30, 1997 AND
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)



                                                                                                                  FOREIGN
                                                            COMMON STOCK                                         CURRENCY
                                                   -------------------------  PAID IN   ACCUMULATED   TREASURY  TRANSLATION
                                                      SERIES A     SERIES B   CAPITAL     DEFICIT      STOCK     ADJUSTMENT   TOTAL
                                                   --------------------------------------------------------------------------------
DMX INC. (NOTE 1)
BALANCE AT SEPTEMBER 30, 1994                       $      363        --      81,543      (81,145)      (578)      --           183
Issuance of common stock                                    74        --      17,188           --         --       --        17,262
Cost of issuance                                            --        --         (70)          --         --       --           (70)
Accrued compensation (note 11)                              --        --         550           --         --       --           550
Foreign currency translation adjustment                     --        --          --           --         --       26            26
Net loss                                                    --        --          --      (23,079)        --       --       (23,079)
                                                   --------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                              437        --      99,211     (104,224)      (578)      26        (5,128)
Issuance of common stock                                   160        --      37,238           --         --       --        37,398
Cost of issuance                                            --        --        (240)          --         --       --          (240)
Accrued compensation (note 11)                              --        --         550           --         --       --           550
Foreign currency translation adjustment                     --        --          --           --         --      (78)          (78)
Net loss                                                    --        --          --      (33,855)        --       --       (33,855)
                                                   --------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                              597        --     136,759     (138,079)      (578)     (52)       (1,353)
Accrued compensation (note 11)                              --        --         137           --         --       --           137
Foreign currency translation adjustment                     --        --          --           --         --     (378)         (378)
Net loss                                                    --        --          --      (14,708)        --       --       (14,708)
                                                   --------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                           $       597        --     136,896     (152,787)      (578)    (430)      (16,302)
====================================================================================================================================
TCI MUSIC, INC. (NOTE 1)
Initial capitalization                             $       149       625      39,546           --         --       --        40,320
Recognition of stock compensation                           --        --         294           --         --       --           294
Accretion of put option (note 8)                            --        --       2,425           --         --       --         2,425
Eliminate investment and advances to subsidiary             --        --        (252)          --         --       --          (252)
Issuance of common stock                                    32        --      22,304           --         --       --        22,336
Accretion of redeemable convertible preferred
   stock                                                    --        --        (124)          --         --       --          (124)
Foreign currency translation adjustment                     --        --          --           --         --       (2)           (2)
Net loss                                                    --        --          --         (465)        --       --          (465)
                                                   --------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                       $       181       625      64,193         (465)        --       (2)       64,532
                                                   ================================================================================



See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996, NINE MONTHS ENDED JUNE 30, 1997
          AND 1996 AND FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)


                                                             TCI MUSIC, INC.
                                                                 (NOTE 1)                     DMX INC. (NOTE 1)
                                                        ----------------------------------------------------------------------------
                                                                DECEMBER 31,            JUNE 30,                  SEPTEMBER 30,
                                                        ----------------------------------------------------------------------------
                                                            1997       1996         1997        1996           1996        1995
                                                        ----------------------------------------------------------------------------
                                                                    (UNAUDITED)              (UNAUDITED)
Cash flows from operating activities:
 Net loss                                               $  (465)     (17,044)     (14,708)     (21,142)     (33,855)     (23,079)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          6,317        1,651        2,462        1,413        2,230        1,342
   Share of earnings of affiliates                          (76)        (185)        (203)        (108)        (197)        (307)
   Share of loss of DMX-Europe N.V                           --           --           --       11,854       11,854       13,271
   Loss on disposal of DMX-Europe N.V                        --        7,153        1,738           --        7,153           --
   Loss on disposal of  property and equipment               --           --           46           --           --           --
   Compensation expense for stock bonus and
     options                                                294          275          137          412          550          550
   Provision for doubtful accounts                          264          985          810           --          643          700
 Changes in operating assets and liabilities net of
  the effect of acquisitions:
   (Increase) decrease in prepaid and other current
     assets                                              (2,166)          70           30         (827)        (948)          76
   Decrease in advances to DMX-Europe N.V                    --           --           --           --           --          490
   (Increase) decrease in receivables                      (390)       1,525         (777)      (1,996)      (1,078)        (715)
   (Increase) decrease in other assets                     (619)          13          (42)          65           93         (111)
   (Decrease) increase in deferred revenue                   --          (12)          13          (87)         (81)         (42)
   Increase in royalty payable                               --           87           --          434          521          538
   (Decrease) increase in accounts payable and
    accrued liabilities                                  (2,298)       4,283        8,823        2,370        4,036          (33)
   Increase in taxes payable to related party             1,762           --           --           --           --           --
   Increase in deferred taxes                               620           --           --           --           --           --
                                                        ----------------------------------------------------------------------------
           Net cash provided by (used in)
              operating activities                      $ 3,243       (1,199)      (1,671)      (7,612)      (9,079)      (7,320)
                                                        ----------------------------------------------------------------------------

                                                                     (continued)

  SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996, NINE MONTHS ENDED JUNE 30, 1997
          AND 1996 AND FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)


                                                       TCI MUSIC, INC.
                                                          (NOTE 1)                                 DMX INC. (NOTE 1)
                                                       -----------------  ----------------------------------------------------------
                                                            DECEMBER 31,              JUNE 30,                   SEPTEMBER 30,
                                                      ------------------------------------------------------------------------------
                                                         1997          1996        1997        1996         1996          1995
                                                      ------------------------------------------------------------------------------
                                                                    (UNAUDITED)             (UNAUDITED)

Cash flows from investing activities:
 Cash paid for acquisitions                           $(7,567)          --           --           --           --           --
 Capital expended for property and equipment           (1,513)        (770)      (1,055)       (1051)      (1,519)        (954)
 Investments in affiliates                                (50)          --           --           --           --           --
 Return of capital from affiliates                        100           --          150          150          150          300
 Advances to DMX-Europe N.V., net                          --           --           --         (682)        (682)      (2,044)
 Investment in preferred stock of DMX-Europe (UK)
  Limited                                                  --           --           --       (6,440)      (6,440)      (3,500)
 Purchase of securities held to maturity                   --           --           --           --           --         (165)
 Proceeds of securities held to maturity                   --           --           --          165          165        2,279
                                                      ------------------------------------------------------------------------------
            Net cash used in investing activities      (9,030)        (770)        (905)      (7,858)      (8,326)      (4,084)

Cash flows from financing activities:
 Issuance of common stock, net                             --           --           --       10,346       10,346       17,192
 Borrowing (repayment) of note payable due to
  related party                                       (39,527)          --        2,517           --           --           --
 Borrowing (repayment) of note payable to bank         53,236           --           --          (45)         (45)        (240)
 Repayment of note payable                                 --           --           --           --           --         (182)
 Repayment of principal portion of capital lease
   obligation                                              (7)        (203)        (229)        (295)        (397)        (228)
                                                      ------------------------------------------------------------------------------
           Net cash provided by (used in)
            financing activities                       13,702         (203)       2,288       10,006        9,904       16,542
                                                      ------------------------------------------------------------------------------
           Net (decrease) increase in cash and
            cash equivalents                            7,915       (2,172)        (288)      (5,464)      (7,501)       5,138

Cash and cash equivalents, beginning of period             --        3,158        1,121        8,622        8,622        3,484
                                                      ------------------------------------------------------------------------------
Cash and cash equivalents, end of period$             $ 7,915          986          833        3,158        1,121        8,622
                                                      ==============================================================================



See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





(1)      ORGANIZATION.

         TCI Music, Inc. ("TCI Music" or "the Company") was incorporated on January 21, 1997, and on January 24, 1997 one share of TCI Music Series B common stock, $.01 par value per share ("TCI Music Series B Common Stock"), was issued to Tele-Communications, Inc. ("TCI") for a capital contribution of $1. On July 11, 1997, DMX Inc. ("DMX") and TCI Music, consummated a merger pursuant to an Agreement and Plan of Merger, dated February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997 (the "DMX Merger Agreement"), among DMX, TCI, TCI Music, and TCI Merger Sub ("Merger Sub"), a wholly-owned subsidiary of TCI Music, whereby Merger Sub was merged with and into DMX (the "DMX Merger"), with DMX as the surviving corporation and TCI Music became the successor registrant to DMX. The DMX Merger was deemed effective July 1, 1997 for accounting purposes. See note 4.

         Effective December 16, 1997, The Box Worldwide, Inc., ("The Box") and TCI Music consummated a merger pursuant to an Agreement and Plan of Merger, dated August 12, 1997 (the "Box Merger Agreement"), among The Box, TCI Music, and TCI Music Acquisition Sub, Inc., a wholly-owned subsidiary of TCI Music, whereby TCI Music Acquisition Sub, Inc. was merged into The Box (the "Box Merger"), with The Box as the surviving Corporation and a wholly-owned subsidiary of TCI Music. See note 4.

         Effective December 31, 1997, Paradigm Music Entertainment Company ("Paradigm") and TCI Music consummated a merger pursuant to an Agreement and Plan of Merger, dated December 9, 1997 (the "Paradigm Merger Agreement"), among Paradigm, TCI Music and TCI Para Merger Sub, Inc., ("TCI Para Merger Sub"), a wholly-owned subsidiary of TCI Music, whereby TCI Para Merger Sub was merged into Paradigm (the "Paradigm Merger"), with Paradigm the surviving corporation and a wholly-owned subsidiary of TCI Music. See note 4.

         TCI Music has three classes of stock outstanding at December 31, 1997, the TCI Music Series A Convertible Preferred Stock, $.01 par value per share ("TCI Music Preferred Stock"), TCI Music Series A Common Stock, $.01 par value per share ("TCI Music Series A Common Stock") and TCI Music Series B Common Stock (collectively the "TCI Music Stock"). TCI beneficially owns approximately 5% of the outstanding TCI Music Preferred Stock, 37.77% of the outstanding shares of TCI Music Series A Common Stock and 100% of the outstanding shares of TCI Music Series B Common Stock, which collectively represents approximately 81.1% of the outstanding shares of TCI Music Stock, assuming conversion of the TCI Music Preferred Stock, representing 97.5% of the voting power of the outstanding shares of TCI Music Stock.

         For the six months ended December 31, 1997, TCI Music's business consisted principally of the business of DMX, which is primarily engaged in programming, distributing and marketing a digital music service; Digital Music Express(R), providing continuous 24-hours-per-day commercial free, compact disc quality music programming. The merger with The Box was effective December 16, 1997 and was accounted for under the purchase method for accounting purposes. Therefore, results from operations of The Box for the 15 days ended December 31, 1997 have been included in the accompanying consolidated financial statements. The Box is primarily engaged in programming, distributing and marketing an interactive music video television programming service known as THE BOX (the Box Service) operating 24 hours-per-day, seven days a week. Additionally, the Paradigm Merger was accounted for under the purchase method of accounting effective December 31, 1997. Paradigm is a broad based music entertainment company utilizing traditional and non-traditional marketing and distribution channels to exploit music entertainment products.

         PRINCIPLES OF CONSOLIDATION.

         In the accompanying financial statements and in the following text, references are made to DMX, The Box, Paradigm and TCI Music. The financial statements as of June 30, 1997 and for the six months ended December 31, 1996, the nine months ended June 30, 1997 and 1996 and the years ended September 30, 1996 and 1995 reflect the consolidated results of operations and financial condition of DMX and are referred to as "DMX" (the predecessors' operations). The financial statements as of December 31, 1997 and for the six months then ended reflect the consolidated results of operations

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         and financial condition of TCI Music.

         The accompanying consolidated financial statements include the accounts of the Company and those of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated for all periods presented. As a result of the DMX Merger, the consolidated financial information for the periods after the DMX Merger is presented on a different cost basis than that for the periods before the DMX Merger and, therefore, is not comparable.

         Effective July 11, 1997, TCI Music as the successor registrant to DMX, changed its fiscal year end from September 30 to December 31, and reported the nine month transition period ended June 30, 1997 on Form 10-K.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         CASH EQUIVALENTS.

         Cash equivalents consist of investments which are readily convertible into cash and maturities of three months or less at the time of acquisition.

         REVENUE RECOGNITION.

         Subscriber revenue is recognized based upon subscriber levels for affiliate sales and the contract terms for its direct sales. The calculation of subscriber levels for affiliate sales is based on billing and sales information provided by its affiliates. Direct sales revenue is recognized beginning at inception of service ratably over the contract terms. Viewer revenue is recognized when the viewer-requested music video has aired net of estimated, probable denial calls and other billing charges. Advertising revenue is recognized when the commercials have aired.

         For the six months ended December 31, 1997, approximately, 72% of subscriber fee revenue is derived from services provided to subscribers of TCI and its affiliates. Total subscriber fee revenue from TCI for the six months ended December 31, 1996, the nine months ended June 30, 1997 and 1996 and the fiscal years ended September 30, 1996 and 1995 represented approximately 55%, 50%, 56%, 56% and 61%, respectively, of total subscriber fee revenue.

         CONCENTRATION OF CREDIT RISK.

         The Company's accounts receivable balance is comprised primarily of amounts due from cable system operators, with the majority due from its largest customer, TCI, advertisers and telephone company partners.

         INVENTORY.

         Inventory consisted of receivers, amplifiers, compact disc players, compact discs, packaging material and finished product and is valued at the lower of cost (determined on a first-in, first-out method) or estimated net realizable value.

         PROPERTY AND EQUIPMENT.

         Property and equipment is carried at cost and is depreciated over the estimated useful lives of three to ten years using the straight-line method. Leasehold improvements are carried at cost and are amortized over the shorter of the estimated five-year useful life of the related asset or the term of the lease.

         INVESTMENTS IN EQUITY INTERESTS.

         Investments in equity interests consists of investments in companies in which the Company has an equity interest of at least 20% but not more than 50% and are accounted for under the equity method.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         INTANGIBLE ASSETS.

         Intangible assets primarily consists of the excess cost over the fair value of net assets acquired in the DMX, The Box and Paradigm Mergers and are being amortized over 10 years. (See note 4.)

         INCOME TAXES.

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
         109), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         STOCK OPTIONS.

         As permitted under the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense is recorded on the date of grant when the current market price of the underlying stock exceeded the exercise price and the required pro forma net income (loss) and earnings (loss) per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied.

         FOREIGN CURRENCY TRANSLATION ADJUSTMENT.

         Unrealized gains and losses resulting from the translation of financial statements are reflected as a separate component of stockholders' equity.

         EARNINGS (LOSS) PER COMMON AND POTENTIAL COMMON SHARE.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128") in February of 1997. SFAS 128 establishes new computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The Company adopted SFAS 128 as of December 31, 1997 and has restated all prior period EPS data, as required. SFAS 128 did not have a material impact on EPS for any periods presented. See note 11.

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         IMPAIRMENT OF LONG-LIVED ASSETS.

         The Company periodically assesses the recoverability of the carrying amount of long-lived assets, including intangible assets. A loss is recognized when expected future cash flows (undiscounted and without interest) are less than the carrying amount of the asset. The impairment loss is determined as the difference by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are carried at the lower of their financial statement carrying amounts or fair value less costs to sell.

         FAIR VALUES OF FINANCIAL INSTRUMENTS.

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose estimated fair values for its financial instruments. The carrying amounts of cash, other current assets, trade accounts payable, and accrued expenses and debt approximate fair value because of the short maturity of those instruments and the short term repricing structure of the debt.

         RECLASSIFICATIONS.

         Certain reclassifications of prior period amounts have been made to conform to the current year's reporting format.

         SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

         Cash paid for interest was $411,000, $114,000, $247,000 $191,000,
         $246,000 and $209,000 for the six months ended December 31, 1997 and 1996, nine months ended June 30, 1997 and 1996 and fiscal years ended September 30, 1996 and 1995, respectively. Cash paid for taxes for all periods presented was not material.

         Significant noncash investing and financing activities are as follows for the period ended December 31, 1997 (in thousands):

                          Cash paid for acquisitions:
                             Fair value of assets acquired                                    $         34,168
                             Net liabilities assumed                                                   (38,495)
                             Debt issued to related party                                              (40,000)
                             Deferred liability recorded                                                (3,583)
                             Value assigned to affiliation agreements and commercial
                                contracts                                                                8,740
                             Excess of cost paid over fair value of net assets acquired                144,604

                             Equity interest of acquired entities                                      (97,867)
                                                                                              ----------------
                                Cash paid for acquisitions                                    $          7,567
                                                                                              ================
                          Noncash accretion of put option to purchase shares from a
                                subsidiary (note 4)                                           $          2,425
                                                                                              ================

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





(3)      ALLOWANCE FOR DOUBTFUL ACCOUNTS.

         A summary of the activity of the allowance for doubtful accounts for the six months ended December 31, 1997, nine months ended June 30, 1997 and fiscal years ended September 30, 1996 and 1995 follows (amounts in thousands):

                                                                     TCI MUSIC, INC.                      DMX INC.
                                                                 ------------------  -----------------------------------------------
                                                                      SIX MONTHS       NINE MONTHS
                                                                         ENDED            ENDED        FOR THE YEARS ENDED
                                                                      DECEMBER 31,        JUNE 30,          SEPTEMBER 30,
                                                                         1997             1997           1996            1995
                                                                --------------------------------------------------------------------
                           Balance, beginning of period         $         451               251            857             157
                           Provision for doubtful accounts                264               810            643             700
                           Accounts charged-off                          (152)             (610)        (1,249)             --
                                                                --------------------------------------------------------------------
                           Balance, end of period               $         563               451            251             857
                                                                ====================================================================


(4)      MERGERS AND RELATED TRANSACTIONS.

         DMX MERGER.

         In connection with the DMX Merger, TCI and TCI Music entered into a Contribution Agreement dated July 11, 1997, as amended by the Amended and Restated Contribution Agreement (the "Amended Contribution Agreement"). Pursuant to the Amended Contribution Agreement: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of TCI Music Series B Common Stock, and a promissory note in the amount of $40 million, (ii) TCI is required to deliver, or cause certain of its subsidiaries to deliver to TCI Music monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"), which represent revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to certain cable subscribers who receive the DMX Service (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to the Affiliation Agreement); and compensation to TCI Music and DMX for various other rights; (iii) TCI contributed to TCI Music certain digital commercial tuners that are not in service, and (iv) TCI granted to each stockholder of DMX who became a stockholder of TCI Music pursuant to the DMX Merger, one right (a "TCI Right") with respect to each whole share of TCI Music Series A Common Stock, acquired by such stockholder in the DMX Merger pursuant to the terms of the Rights Agreement among TCI, TCI Music and the Bank of New York to require TCI to purchase from such holder one share of TCI Music Series A Common Stock at a purchase price of $8.00 per share payable at the election of TCI, in cash, a number of shares of Tele-Communications, Inc. TCI Group Series A Common Stock, having an equivalent value or a combination thereof, if during the one-year period beginning on July 11, 1997, the effective date of the DMX Merger, the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days.

         Upon consummation of the DMX Merger, each outstanding share of DMX Common Stock was converted into the right to receive (i) one-quarter of a share of TCI Music Series A Common Stock, (ii) one TCI Right with respect to each whole share of TCI Music Series A Common Stock and
         (iii) cash in lieu of fractional shares of TCI Music Series A Common Stock and TCI Rights. Until the TCI Rights expire or are exercised, the TCI Rights are evidenced by a legend on the certificates for shares of TCI Music Series A Common Stock issued in the DMX Merger. Accordingly, the TCI Rights associated with the shares of TCI Music Series A Common Stock are represented solely by, and are not separable from, such shares of TCI Music Series A Common Stock, and the surrender or transfer of any such certificate for shares of TCI Music Series A Common Stock will also constitute the surrender or transfer of the TCI Rights

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         associated with the TCI Music Series A Common Stock represented by such certificate.

         The DMX Merger was effective July 1, 1997 and was accounted for under the purchase method of accounting. The estimated aggregate fair value of the TCI Music Series A Common Stock and associated TCI Rights (the "DMX Merger Consideration") issued to entities not controlled by TCI ("Unaffiliated Stockholders") and the carryover basis of the DMX Merger Consideration issued to entities controlled by TCI aggregated approximately $73.9 million. The Company performed an allocation of the purchase price to excess cost over the fair value of net assets acquired as the net book values of DMX assets and liabilities were estimated to approximate their respective fair values and affiliate agreements of commercial contracts. The number of shares of TCI Music Series A Common Stock and TCI Rights issued were based upon DMX Common Stock ownership as of June 30, 1997. The estimated fair value of the DMX Merger Consideration issued to Unaffiliated Stockholders is being accreted to the value of $8.00 per share (the equivalent of $2.00 per share of DMX Common Stock), subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders during the one-year period beginning on the effective date of the DMX Merger. Such accretion is reflected as an increase in excess cost with a corresponding increase to additional paid-in capital. Additional information concerning the valuation of the TCI Music Series A Common Stock is set forth below (dollar amounts in thousands):

                              Shares issued to TCI, valued at carryover basis at June 30, 1997
                                  (6,812,393 shares)                                              $           14,087
                              Shares issued to others, valued at estimated fair value of $7.40
                                  per share (8,084,255 shares)                                                59,824
                                                                                                     ---------------
                                  Total value assigned to TCI Music Series A
                                           Common Stock                                                       73,911
                              DMX Merger costs incurred by TCI Music                                           1,397
                              Elimination of DMX historical stockholders' deficit at June 30,
                                  1997                                                                        16,302
                              Increase in deferred income tax liability resulting from purchase
                                  price allocation                                                             3,583
                              Affiliation agreements and commercial contracts                                 (8,740)
                                                                                                     ----------------
                                           Excess of cost over fair value of net assets
                                           acquired                                               $           86,453
                                                                                                     ===============

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         The following table represents the summary balance sheet of DMX at June 30, 1997 prior to the consummation of the DMX Merger and the opening summary balance sheet of TCI Music subsequent to the consummation of the DMX Merger (amounts in thousands):

                                                                                     TCI MUSIC                  DMX
                                                                              --------------------    --------------------
                          Assets
                          ------
                              Current assets                                 $               5,694                   6,186
                              Property and equipment, net                                    4,132                   4,132
                              Other assets                                                 101,953                     668
                                                                               -------------------     -------------------

                                                                             $             111,779                  10,986
                                                                               ===================     ===================

                          Liabilities and Equity
                          ----------------------
                              Current liabilities                            $              24,422                  21,296
                              Capital lease obligation                                          23                      23
                              Other liabilities                                              3,127                   2,082
                              Due to related party                                          43,887                   3,887
                                                                               -------------------     -------------------

                                      Total liabilities                                     71,459                  27,288

                        Equity (deficit)                                                    40,320                 (16,302)
                                                                               -------------------     -------------------

                                                                             $             111,779                  10,986
                                                                               ===================     ===================

         THE BOX MERGER.

         In connection with the Box Merger, TCI Music, TCI Music Acquisition Sub, Inc., a Florida corporation and a wholly-owned subsidiary of TCI Music ("Acquisition Sub"), and The Box, entered into the "Box Merger Agreement". Pursuant to the Box Merger Agreement, 24,892,623 outstanding shares of common stock of The Box were converted into the right to receive a fraction of a share of TCI Music Preferred Stock, equal to the quotient of $1.50 divided by three times the average of the average daily closing bid and asked prices of one share of TCI Music Series A Common Stock trading with an associated TCI Right for a period of 20 consecutive trading days ending on the third trading day prior to the closing of the Box Merger as reported on the Nasdaq SmallCap Market and cash in lieu of fractional shares of TCI Music Series A Preferred Stock. Each share of TCI Music Preferred Stock is convertible at the option of the holder into three shares of TCI Music Series A Common Stock without associated TCI Rights, subject to certain antidilution adjustments and certain adjustments for dividends and distributions, if any. Each share of TCI Music Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the TCI Music Series A Common Stock and to the number of votes equal to the number of shares of TCI Music Series A Common Stock into which such share is convertible as of the record date for the matter to be voted upon. The Box's 6% Convertible Redeemable Preferred Stock, par value $.15 per share and stated value of $1.50 per share ("Box Preferred Stock"), was purchased by the Company for $2,652,466. Each share of TCI Music Series A Common Stock currently outstanding trades together with an associated TCI Right issued in connection with the DMX Merger. The TCI Rights will terminate or expire on or before August 10, 1998 unless extended by their terms. The shares of TCI Music Series A Common Stock into which the TCI Music Preferred Stock is convertible do not have any such associated TCI Rights, and if a holder of TCI Music Preferred Stock converts shares into TCI Music Series A Common Stock prior to the termination or expiration of the TCI Rights, the TCI Music Series A Common Stock without the TCI Rights received upon conversion will not be tradable on the Nasdaq SmallCap Market under the Symbol "TUNE" with the TCI Music Series A Common Stock that includes the TCI Rights until such TCI Rights terminate or expire.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         The Box Merger was effective December 16, 1997 and was accounted for under the purchase method of accounting. Accordingly, the results of operations for The Box have been included in the accompanying consolidated financial statements for the fifteen day period ended December 31, 1997. The estimated aggregate fair value of the TCI Music Preferred Stock (the Box Merger Consideration) issued to Unaffiliated Stockholders and the carryover basis of the Box Merger Consideration issued to entities controlled by TCI aggregated approximately $35.5 million. The Company has performed a preliminary allocation of the purchase price to excess cost over the fair value of net assets acquired as the net book values of The Box's assets and liabilities were estimated to approximate their respective fair values, and is awaiting information and evaluation at which point it will finalize such allocation. The number of shares issued was based upon Box Common Stock ownership as of December 15, 1997. Excess cost is being amortized over ten years. Additional information concerning the valuation of the TCI Music Preferred Stock is set forth below (dollar amounts in thousands):

                              Shares issued to TCI, valued at carryover basis at December 16, 1997
                                  (84,242 shares)                                                        $              790
                              Shares issued to others, valued at estimated fair value (without the
                                  TCI Right upon conversion) of $20.91 per share (1,658,242 shares)                  34,674
                                                                                                            ---------------
                                           Total value assigned to TCI Music Preferred Stock                         35,464
                              Merger costs incurred by TCI Music                                                        345
                              Elimination of The Box historical stockholders' equity at
                                  December 16, 1997                                                                  (6,897)
                                                                                                            ---------------
                                           Excess of cost over fair value of net assets acquired         $           28,912
                                                                                                            ===============

         PARADIGM MERGER.

         In connection with the Paradigm Merger, TCI Music, TCI Para Merger Sub, a wholly-owned subsidiary of TCI Music ("Merger Corp. "), and Paradigm, entered into the Paradigm Merger Agreement. Pursuant to the Paradigm Merger Agreement, all the outstanding shares of common stock of Paradigm ("Paradigm Common Stock") were converted into a number of shares of TCI Music Series A Common Stock determined by dividing $24,000,000 by the average of the average daily closing bid and asked prices of one share of TCI Music Series A Common Stock trading with an associated TCI Right, for a period of 20 consecutive trading days ending on the third day prior to the closing of the Paradigm Merger, as reported on the Nasdaq SmallCap Market and cash in lieu of fractional shares. The shares of TCI Music Series A Common Stock issued in the Paradigm Merger do not have the associated TCI Rights attached and are not tradable on the Nasdaq SmallCap Market under the symbol "TUNE" until such TCI Rights expire or terminate.
         Additionally, under the terms of the Paradigm Merger Agreement TCI Music made a cash payment of approximately $5,332,000 to Paradigm for working capital needs and payment of Paradigm debt.

         The Paradigm Merger was effective December 31, 1997 and was accounted for under the purchase method of accounting. Accordingly, the results of operations for Paradigm have been included in the accompanying consolidated financial statements for the one day period ended December 31, 1997. The estimated aggregate fair value of the TCI Music Series A Common Stock issued in the Paradigm Merger equaled approximately $22.3 million and has been allocated to excess cost over fair value of net assets acquired as the net book values of Paradigm's assets and liabilities were estimated to approximate their respective fair values. The number of shares issued was based upon Paradigm's Common Stock ownership as of December 30, 1997. Additional information concerning the assumed valuation of the TCI Music Series A Common Stock is set forth below (dollar amounts in thousands):

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997







                              TCI Music Series A Common Stock issued at estimated fair value (without
                                the TCI Right) of $6.97 per share (3,204,532 shares)                       $         22,336
                              Cash payment at closing                                                                 5,332
                              Merger costs incurred by TCI Music                                                        137
                              Paradigm's historical stockholders' deficit at December 31, 1997                        1,434
                                                                                                            ---------------
                                      Excess of cost over fair value of net assets acquired                $         29,239
                                                                                                            ===============

         The following unaudited pro forma summarized operating results of the Company assuming the DMX Merger, the Box Merger and Paradigm Merger had been consummated on October 1, 1996, and after giving effect to certain adjustments, including amortization of intangibles, increased interest expense on debt related to the acquisition are as follows (amounts in thousands):

                                                                            SIX MONTHS ENDED           NINE MONTHS ENDED
                                                                           DECEMBER 31, 1997             JUNE 30, 1997
                                                                           -----------------           -----------------


                     Revenue                                            $             44,516                      44,190
                                                                           =================           =================


                     Net loss                                           $            (13,960)                    (18,328)
                                                                           =================           ==================


                     Pro forma net loss per common share                $             (0.18)                       (0.24)
                                                                           =================           =================

         The foregoing unaudited pro forma information is based upon historical results of operations and is not necessarily indicative of the results that would have been obtained had the DMX, The Box and Paradigm mergers actually occurred on October 1, 1996.


(5)      INVESTMENT IN AND DISPOSITION OF DMX-EUROPE N.V. AND SUBSIDIARY.

         On May 17, 1996, DMX consummated the merger of TCI-Euromusic, Inc. ("TCI-E"), an indirect affiliate of TCI ("the TCI-E Merger") pursuant to the terms of the Agreement and Plan of Merger, dated August 28, 1995, as amended on November 1, 1995 and January 17, 1996 among DMX, TCI-E and United Artists Programming International, Inc. ("UAPI"), an indirect affiliate of TCI and owner of the outstanding shares of TCI-E. As a result of the TCI-E Merger, DMX acquired the remaining 49% interest in DMX-Europe N.V. ("DMX-E NV") and its subsidiary DMX-Europe (UK) Limited ("DMX-E UK"), collectively ("DMX-E").

         DMX-E ceased operation on July 1, 1997. As DMX-E UK was placed into receivership on July 1, 1997 and into liquidation on July 18, 1997, the Company no longer has control over operations and activities. Accordingly the accompanying balance sheets give effect to the deconsolidation of DMX-E UK as of December 31, 1997 and June 30, 1997. DMX-E NV, although inactive since July 1, 1997, was placed into receivership on December 23, 1997. Accordingly, the accompanying balance sheet as of December 31, 1997 gives effect to the deconsolidation of DMX-E.

         As a result of the DMX-E cessation of operations, the Subscription and Shareholder Agreement dated December 18, 1996 (the "Definitive Agreement") between DMX; Mr. Jerold H. Rubinstein, an individual; and XTRA Music Limited, a corporation under laws of England ("XTRA") was put into place pursuant to which a termination certificate was executed in July 1997, terminating the Stock Purchase Agreement dated December 18, 1996 that provided for the disposition of DMX-E to Mr. Jerold H. Rubinstein. Pursuant to the Definitive Agreement, DMX obtained a 10% interest in XTRA and a channel distribution agreement was executed between XTRA and DMX (the "Channel Distribution Agreement"). The Channel Distribution Agreement provides XTRA an exclusive, five-year, royalty-free license to distribute the DMX

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         music service in Europe, the former Soviet Union and in the Middle East and the right to use DMX's trademarks for two years. The music service is currently not being distributed by XTRA as Mr. Jerold H. Rubinstein is seeking financial partners.

         The Company has accounted for the effects of the loss on disposal of DMX-E and has estimated the loss on the disposal of DMX-E in the consolidated statements of operations. The loss on disposal of DMX-Europe N.V. reflected a write down of the assets to their estimated net realizable value at June 30, 1997. The loss on disposal for 1996 was estimated as the net investment of $5,720,000 and the incurrence of certain potential liabilities of $1,469,000 in conjunction with such disposal activities.


(6)      RELATED PARTY TRANSACTIONS.

         Pursuant to an Amended and Restated Contribution Agreement between TCI and TCI Music to be effective as of July 1, 1997 (the "Amended Contribution Agreement") TCI is required to deliver, or cause certain of its subsidiaries to deliver to TCI Music monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"). Pursuant to the Amended Contribution Agreement, the Annual TCI payments will represent (i) revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to certain cable subscribers (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to the Affiliation Agreement) and (ii) compensation to TCI Music and DMX for various other rights. During the six months ended December 31, 1997, TCI Music recognized $9.9 million pursuant to the Amended Contribution Agreement.

         Pursuant to an affiliation agreement (the "Affiliation Agreement") between Satellite Services, Inc., a wholly-owned subsidiary of TCI ("SSI") and DMX, effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute the DMX Service to commercial and residential customers for a 10-year period in exchange for licensing fees paid by SSI to DMX. Under the Affiliation Agreement, SSI will pay an annual fee to DMX of $8,500,000 for the initial three years, subject to adjustment annually (beginning July 1, 1998) by the percentage change in the CPI for the prior year and for changes in the number of subscribers, a result of divestiture or acquisition of cable systems. During the fourth through tenth years of the term of the Affiliation Agreement, the annual fee will be further adjusted on a monthly basis upward or downward, as the case may be, based on an increasing percentage of the increase in actual number of subscribers above or below a specified number of residential and commercial subscribers, provided that such fees cannot be reduced below a specified minimum license fee, which minimum fee is decreased each year in years four through ten.

         See note 13 for the intercompany tax allocation policy.

         On February 6, 1997 the Company entered into a loan and security agreement with TCI which provided $3.5 million. The loan proceeds were used to purchase equipment and pay certain costs related to obtaining commercial customers. The outstanding balance at December 31, 1997 was $3.1 million which was payable in 34 equal monthly installments which commenced September 1, 1997 at an interest rate of 12.5% per annum. Interest expense for the six months ended December 31, 1997 was $207,000. The loan was paid in full on March 2, 1998.

         On July 11, 1997 in connection with the DMX Merger, the Company entered into a $2 million revolving credit note with TCI Communications, Inc., a subsidiary of TCI, and pursuant to the Amended Contribution
         Agreement entered into a $40 million promissory note with TCI. The interest rate on the notes was 10% per annum. On December 30, 1997, the Company paid in full $900,000 drawn under the $2 million revolving credit note and related accrued interest of $42,000 and the $40 million note. The accrued interest on the $40 million note of $1.9 million was forgiven pursuant to the terms of the note agreement.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         On September 19, 1997, the Company entered into a $2.18 million note payable with Liberty Media Corporation, a wholly owned subsidiary of TCI ("Liberty"). The proceeds were issued to Paradigm as a note receivable pursuant to the letter of intent in contemplation of the Paradigm Merger. See note 4. Interest on the note was 10% per annum. The Company paid in full the principal and related accrued interest of $62,000 on December 30, 1997.

         On December 16, 1997 the Company entered into a $3.75 million note payable with Liberty Media Corporation. The proceeds were used to purchase the outstanding preferred stock of The Box in connection with the Box Merger. The Company paid in full the principal and related accrued interest of $15,000 on December 30, 1997.

         The Company has an equipment lease with the National Digital Television Center, Inc. ("NDTC"), a subsidiary of TCI, for the equipment at the studio and uplinking facility in Littleton, Colorado. The outstanding balance of the capital lease obligation at December 31, 1997 was approximately $1.2 million with terms that extend through the year 2000, at an interest rate of 9.5%. Total interest expense for the six months ended December 31, 1997 was $59,000. The related studio equipment had a net book value of approximately $728,000 at December 31, 1997 and is included in Property and Equipment, in the accompanying consolidated balance sheets. Additionally the Company leases certain office space and uplinking and satellite services from the NDTC. (see note 12)

         The components of related party debt at December 31, 1997 and June 30, 1997 were as follows (amounts in thousands):

                                                                             PRINCIPAL      INTEREST            TOTAL
                                                                             ---------     ---------            -----
                     December 31, 1997
                     -----------------
                       $3.5 million equipment loan                        $        3,117              32             3,149
                       Capital lease obligation                                    1,171              39             1,210
                                                                          --------------    ------------   ---------------

                                                                          $        4,288              71             4,359
                                                                          ==============    ============   ===============


                     June 30, 1997
                     -------------
                       $3.5 million equipment loan                        $        2,420              97             2,517
                       Capital lease obligation                                    1,370              --             1,370
                                                                          --------------    ------------   ---------------

                                                                          $        3,790              97             3,887
                                                                          ==============    ============   ===============


(7)      PROPERTY AND EQUIPMENT.

         At December 31, 1997, studio equipment with a net book value of $728,000 was held under a capital lease and was included in the balance of furniture, machinery and equipment.

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





(8)      INTANGIBLE ASSETS.

         The balance of intangible assets as of December 31, 1997 principally consists of the excess of cost over the fair value of the net assets acquired in the DMX, The Box and Paradigm acquisitions (see note 4). Such intangibles are being amortized over a 10 year period. The balance at December 31, 1997 is comprised of the following items (amounts in thousands):

                              DMX Merger:

                                  Affiliation agreements and Commercial contracts                          $          8,740
                                  Excess of cost over fair value of net assets acquired                              86,453
                                  Utilization of net operating loss (see note 13)                                    (1,393)
                              Accretion of put option for the six months ended December 31, 1997 (see
                                  note 4)                                                                             2,425
                              Box Merger:
                                  Excess cost over fair value of net assets acquired                                 28,912
                                  Launch incentive fee, net                                                           1,225
                                  Purchase of Box preferred shares                                                      210
                                  Other                                                                                 575
                              Paradigm Merger:
                                  Excess cost over fair value of net assets acquired                                 29,239
                                  Other                                                                               1,822
                              Accumulated amortization as of December 31, 1997                                       (4,943)
                                                                                                            ---------------

                                      Intangible assets, net                                                $       153,265
                                                                                                            ===============


(9)      ACCRUED LIABILITIES.

         Accrued liabilities as of December 31, 1997 and June 30, 1997 were comprised of the following (amounts in thousands):

                                                                                       TCI MUSIC, INC.          DMX INC.
                                                                                         DECEMBER 31,           JUNE 30,
                                                                                             1997                 1997
                                                                                  ---------------------------------------
                              Accrued music right royalties                       $            3,827                2,920
                              Accrued marketing credits                                           --                2,305
                              Other accrued expenses                                           6,734                2,299
                                                                                  ------------------                -----
                                                                                  $           10,561                7,524
                                                                                  ==================                =====

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





(10)     DEBT AND OTHER PAYABLES.

         On December 30, 1997 the Company entered into a revolving loan agreement (the Revolving Loan Agreement) with several banks which provides for borrowings up to $100 million. Interest on borrowings under the agreement is tied to London Interbank Offered Rate ("LIBOR"), plus an applicable margin dependent upon the Company's leverage ratio, as defined, for the preceding quarter or at the banks base rate. The first advance of $53.2 million was used to payoff related party debt and amounts paid in connection with the close of the Paradigm Merger (see notes 4 and 6). The Revolving Loan Agreement matures on June 30, 2005 with principal, reductions beginning semi-annually on June 30, 2000 based on a scheduled percentage of the total commitment. A commitment fee is charged on the unborrowed portion of the Revolving Loan Agreement commitment ranging from .25% to .375% based upon the leverage ratio for the preceding quarter. The balance of outstanding draws at March 2, 1998 was $72 million bearing interest at 30 day LIBOR plus .7% or average rate of 6.4%.

         In connection with the Paradigm Merger, the Company assumed debt consisting of two bridge loans and a note payable to an individual. As of December 31, 1997 the balance outstanding on the bridge loans was $2,944,900 and accrued interest of $256,600. The notes bear interest at 10% per annum and were paid in full, including accrued interest, in January 1998. The note payable to an individual bears interest at prime with $25,000 due April 1, 1998 and the remaining balance is being paid monthly through August 15, 1998.

         The following debt payment schedules includes related party debt and capital lease (see note 6) and the third party debt described above as of December 31, 1997 (amounts in thousands):

                                                                              THIRD
                                                       RELATED PARTY          PARTY              TOTAL
                                                  ------------------------------------------------------
                                       1998       $          1,626              3,354              4,980
                                       1999                  1,750                 --              1,750
                                       2000                    912              1,597              2,509
                                       2001                     --              5,324              5,324
                                       2002                     --              9,425              9,425
                                    Thereafter                  --             36,890             36,890
                                                  ----------------             ------             ------
                                                  $          4,288             56,590             60,878
                                                  ================             ======             ======

         The fair market value of TCI Music's debt approximated its carrying value at December 31, 1997.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





(11)     STOCKHOLDERS' EQUITY (DEFICIT).

         STOCK OPTIONS.

         Upon consummation of the DMX Merger, the Company granted options to the board of directors to purchase 3,000,002 shares of TCI Music Series A Common Stock at a price of $6.25 per share. The options vest in 20% cumulative increments, with the first increment vested on the effective day of the DMX Merger, and each additional increment vesting on the anniversary date. The options will be exercisable for up to ten years with no TCI Rights being issued in connection with TCI Music Series A Common Stock issued upon exercise of any such options. Additionally, the Company granted options to employees to purchase 496,800 shares of TCI Music Series A Common Stock at a price of $6.25 per share under the TCI Music, Inc. 1997 Stock Incentive Plan which is authorized to issue up to 4,000,000 shares. The options will vest annually in 20% cumulative increments beginning on the first anniversary date of the DMX Merger. The options will be exercisable for up to ten years with no TCI Rights being issued in connection with TCI Music Series A Common Stock issued upon exercise of any such options.

         Upon consummation of the Box Merger, the Company granted options to employees under the TCI Music, Inc. 1997 Stock Incentive Plan to purchase 92,060 shares of TCI Music Series A Common Stock at $6.25 per share. The vesting schedules vary with expirations ranging between April 1, 1998 and March 31, 2002 with no TCI Rights being issued in connection with TCI Music Series A Common Stock issued upon exercise of any such options. Two former employees were granted options under no plan, to purchase 9,630 shares of TCI Music Series A Common Stock each at $6.25 per share. These options vested on the effective day of the Box Merger and expire on December 31, 1998 with no TCI Rights being issued in connection with TCI Music Series A Common Stock issued upon exercise of any such options. A former employee was granted options to purchase 1,400 shares of TCI Music Preferred Stock at an exercise price of $18.75 per share. The options vested on the effective day of the Box Merger and expire on March 16, 1998.

         The Company issued awards of stock options to directors and employees and recorded compensation of $294,000 pursuant to APB Opinion No. 25 for the six months ended December 31, 1997.

         Had the Company determined compensation expense under SFAS No. 123 by calculating the fair value at the grant date using the Black-Scholes option-pricing model, the Company's net loss and loss per share would have been increased to the pro forma amount for the six months ended December 31, 1997:

                               Net loss (dollar amounts in thousands)
                                   As reported                                                     $         (465)
                                   Pro forma                                                       $       (2,884)
                               Net loss per share
                                   As reported                                                     $        (0.01)
                                   Pro forma                                                       $        (0.04)

                               Weighted average common stock outstanding                               77,423,352

         The following assumptions were used in arriving at the estimated pro forma net loss: 6.10% weighted average risk-free interest rate; 60 month weighted average expected life; 50% weighted average expected volatility and the weighted average expected individual yield was zero. The weighted average fair value of the options granted during the period was $3.31. At December 31, 1997 the number of exercisable options were 705,588. The weighted average remaining contractual life for outstanding options at December 31, 1997 was 9.3 years.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         At June 30, 1997, options to purchase 3,584,583 shares were exercisable at prices ranging from $2.063 to $6.25 per share and include accelerated options to purchase 400,000 shares that were exercisable prior to the DMX Merger, July 11, 1997. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the DMX Merger. Exercisable options held by officers and directors of DMX at June 30, 1997 totaled 3,373,333.

         DMX had issued options to purchase DMX Common Stock to certain directors, officers and employees under various stock option plans. The option prices represent fair market values at the date of grant. Transactions in stock options under these plans are summarized as follows:

                                                                   SHARES                            OPTION PRICE
                                                                 ----------      -------------------------------------------------
                           Outstanding options at
                             September 30, 1995                   4,395,833       $1.95 - $6.25 per  share, expiring on various
                                                                                    dates, December 31, 1996 to July 1, 2006

                           Options issued                           100,000        $2.563 per share
                           Options expired and canceled                            $2.563 - $4.180 per share
                                                                   (230,000)
                           Options exercised                                       $1.95 per share
                                                                   (150,000)
                                                                 ----------
                           Outstanding options at
                             September 30, 1996                   4,115,833       $1.95 - $6.25 per share, expiring on various
                                                                                    dates, December 31, 1996 to July 1, 2006

                           Options expired                                         $1.95 - $5.75 per share
                                                                   (531,250)
                                                                 ----------
                           Outstanding options at
                             June 30, 1997                        3,584,583        $2.063 - $6.25 per share, expiring on various
                                                                 ==========         dates, June 30, 1998 to July 1, 2006

         The per share fair value of stock options granted during the years ended September 30, 1996 and 1995 ranged from $1.69 to $2.69 on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the nine months ended June 30, 1997. DMX applies APB Opinion No. 25 in accounting for its Plans and accordingly, no compensation cost was recognized to the extent the exercise price of the stock options equaled the fair value. Had DMX determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, DMX's net loss and loss per share would have been increased to the pro forma amounts indicated below (dollar amounts in thousands, except per share data):


                                                                                    NINE MONTHS
                                                                                       ENDED                  YEAR ENDED
                                                                                      JUNE 30,               SEPTEMBER 30,
                                                                                       1997             1996             1995
                                                                              ------------------------------------------------------
                           Net loss:
                             As reported                                      $       (14,708)         (33,855)         (23,079)
                             Pro forma                                                (15,216)         (34,363)         (23,575)

                           Net loss per share:
                             As reported                                                (0.25)           (0.68)           (0.60)
                             Pro forma                                                  (0.26)           (0.69)           (0.61)

                           Weighted average common stock and potential common
                             stock outstanding                                     59,586,594       49,675,569       38,505,107

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





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

         Stock bonus expense included in stock compensation in the accompanying financial statements of $137,427 for the nine months ended June 30, 1997 and $549,708 of compensation for each of the years ended September 30, 1996 and 1995, related to the 1992 extension of the exercise date of an option issued in October 1990. The exercise date was extended from 1993 to December 31, 1996 and represented an option to purchase 350,000 shares of common stock granted to Jerold H. Rubinstein, the former Chairman and Chief Executive Officer of DMX. During the fiscal year ended September 30, 1996, options to purchase 150,000 shares were exercised and at December 31, 1996 the remaining options to purchase 200,000 shares expired.

         CAPITAL STOCK.

         The Company has the authority to issue 500 million shares of Capital Stock consisting of (i) 295 million shares of TCI Music Series A Common Stock; (ii) 200 million shares of TCI Music Series B Common Stock; and (iii) 5 million shares of TCI Music preferred stock. The TCI Music Series A Common Stock and TCI Music Series B Common Stock are identical except for voting and conversion rights. Each share of TCI Music Series A Common Stock entitles the holder to one vote and each share of TCI Music Series B Common Stock entitles the holder to ten votes. Each share of TCI Music Series B Common Stock is convertible, at the option of the holder, at any time into one share of TCI Music Series A Common Stock. The TCI Music Series A Common Stock is not convertible into TCI Music Series B Common Stock.

         REDEEMABLE PREFERRED STOCK.

         The TCI Music preferred stock may be divided and issued in one or more series from time to time as determined by the board of directors of TCI Music, without further shareholder approval. As of December 31, 1997, the board of directors of TCI Music has authorized the issuance of 2,250,000 shares of TCI Music Preferred Stock in connection with the Box Merger. The TCI Music Preferred Stock may be converted by the holder at any time in whole or in part into shares of TCI Music Series A Common Stock at the conversion rate of three shares of TCI Music Series A Common Stock for one share of TCI Music Preferred Stock, subject to certain adjustments for antidilution, dividends and distributions, as defined. Subject to the rights of holders of senior securities and to any restrictions set forth in any security or debt instrument, the holders of TCI Music Preferred Stock will be entitled to receive cash dividends on each share of TCI Music Preferred Stock in amount equal to the product of (i) the amount of the cash dividend declared on one share of TCI Music Series A Common Stock or any other security into which the shares of TCI Music Preferred Stock are then convertible and (ii) the number of shares of TCI Music Series A Common Stock or other security into which one share of TCI Music Preferred Stock may be converted as of the date such dividend is declared. Such dividends shall be payable to holders of TCI Music Preferred Stock only if, and when the board of directors of TCI Music declares cash dividends on TCI Music Series A Common Stock. If TCI Music is prohibited from paying the full dividends which have been declared to holders of TCI Music Preferred Stock, the amount that is available will be distributed among the holders of TCI Music Preferred Stock ratably in proportion to the full amounts to which they would otherwise be entitled.

         Each share of TCI Music Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of TCI Music Series A Common Stock and the number of votes equal to the number of shares of TCI Music Series A Common Stock into which such shares are convertible as of the record date in the matters to be voted upon.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         Upon any liquidation, dissolution or winding up (or deemed liquidation by virtue of a change in control or a sale of all or substantially all of the assets of TCI Music) of TCI Music subject to the prior payment in full of amounts to which any senior securities are entitled, holders of TCI Music Preferred Stock are entitled only to the liquidation value of their shares to be paid pari passu with payments to holders of parity securities. The liquidation value of TCI Music Preferred Stock at December 31, 1997 is equal to $39.2 million, to be increased each year by the greater of (i) the percentage increase in the CPI over the prior year (but not to exceed 5%) or (ii) 3%.

         The Company may, at its option, redeem, at the liquidation value, all or part of the shares of TCI Music Preferred Stock ratably among the holders of such shares by giving written notice to such holders (i) during the 30 day periods immediately following the fourth, sixth and eighth anniversaries of the issue date of the TCI Music Series A Preferred Stock, (ii) at any time after the closing price of the TCI Music Series A Common Stock exceeds 125% of the purchase price benchmark for a period of at least 30 consecutive business days and
         (iii) at any time after the tenth anniversary of the issue date. Holders of TCI Music Preferred Stock may require TCI Music to redeem, at the liquidation value, all or part of their shares any time after the tenth anniversary of the issue date by giving written notice to TCI Music stating the number of shares such holder elects to redeem. If there are insufficient funds available for redemption purposes, all available funds will be used to redeem the maximum possible number of shares ratably among those holders requiring shares to be redeemed, including shares of parity securities required to be redeemed.

         As of December 31, 1997, the Company has recorded approximately $124,000 for the accretion to the liquidation value of the TCI Music Preferred Stock using the effective interest method over a ten year period at a 3% effective rate.

         BASIC AND DILUTED EARNINGS (LOSS) PER SHARE.

         Basic and diluted loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Potential common shares, consisting of TCI Music Preferred Stock convertible into TCI Music Series A Common Stock, and employee stock options were not included in the computation of weighted average shares outstanding for diluted loss per share because their inclusion would be anti-dilutive.

         Dilutive securities and stock options at December 31, 1997 and 1996 were 3,602,592 and 3,659,583, respectively; at June 30, 1997 were 3,584,583; and at September 30, 1996 and 1995 were 4,115,833 and
         4,395,833, respectively.


(12)     COMMITMENTS AND CONTINGENCIES.

         VENDOR COMMITMENTS.

         DMX and Scientific-Atlanta, Inc. ("S-A"), had an agreement with respect to the manufacture, distribution and servicing of the DM-2000 tuners and DMX*DJ's. DMX was not obligated to purchase or guarantee the purchase of any minimum number of tuners or DMX*DJ's, and S-A was the exclusive tuner manufacturer in the United States and Canada and earned a royalty of approximately five percent (5%) of DMX's premium audio service revenues until August 1996. No payments are required until DMX achieves "operating breakeven", as defined in the agreement.

         ACCRUED MUSIC RIGHT ROYALTIES.

         DMX licenses rights to re-record and distribute music from a variety of sources and pays royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and the Society of European Stage Authors and Composers

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         ("SESAC"). DMX has separate agreements with ASCAP, BMI and SESAC for residential and commercial distribution. Certain of the agreements are being negotiated on an industrywide basis mainly over new rate structures that may require retroactive rate increases. DMX has continued to accrue royalties that are under negotiations based on its best estimate, after consultation with counsel and consideration of the terms and rates of the expired contracts.

         The Digital Performance Right in Sound Recordings Act of 1995 ("1995 Act") was signed into law on November 1, 1995. The 1995 Act establishes the right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings by means of subscription service digital transmissions. The 1995 Act provides a compulsory license for noninteractive subscription services. An arbitration panel rendered a decision before the United States Copyright Office in late November 1997 that determined the statutory license royalty rate of 5% to be paid under the 1995 Act by DMX and other digital music residential subscription services on services transmitted on non-business subscribers, and required back payments be made on a forward basis amortized over approximately thirty months, without interest. As of December 31, 1997, the Company's accrued music royalties include the license royalty at the assessed rate of 5% pursuant to this decision. On January 28, 1998, the United States Copyright office issued a brief order noting that it would not adopt the arbitrators' decision in its entirety and has not specified what provisions would be adopted or not.

         OPERATING LEASE COMMITMENTS.

         The Company is obligated under various operating leases for office space, uplinking and satellite services. Certain leases are cancelable subject to penalties. Total expenses under these leases were approximately $2,741,000 and $2,538,000 for the six months ended December 31, 1997 and 1996, respectively, $4,023,000 for the nine months ended June 30, 1997, and $5,324,000 and $5,097,000 for the fiscal years ended September 30, 1996 and 1995, respectively.

         Minimum lease payments under non cancelable operating leases for each of the next five years are summarized as follows (amounts in thousands):

                                OPERATING LEASES
                                     WITH                  OPERATING LEASES
                                RELATED PARTIES              WITH OTHERS                TOTAL
                              --------------------------------------------------------------------
                        1998  $          4,543                  3,580                   8,123
                        1999             4,557                  3,280                   7,837
                        2000             2,737                  2,487                   5,224
                        2001             2,258                  1,697                   3,955
                        2002             2,228                    222                   2,450
                  Thereafter             3,571                     75                   3,646

         The operating leases with related parties include the lease of studio facilities in Colorado and uplinking and satellite services from NDTC. Total expenses under leases with related party were $2,599,000 and $2,268,000 for the six months ended December 31, 1997 and 1996, respectively, $3,392,000 for the nine months ended June 30, 1997 and $4,831,000 and $4,489,000 for the fiscal years ended September 30, 1996 and 1995, respectively.

         PARENT GUARANTEES.

         As described in note 5, "Investment in and Disposition of DMX-Europe N.V. and Subsidiary", DMX-E ceased operations and DMX-E U.K. was put into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-Europe NV, has been inactive since July 1, 1997, and was placed into receivership on December 23, 1997. As a result claims may be filed under the following guarantees.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         The Company has guaranteed certain contracts of DMX-E related to their uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against the Company under the guarantees. A claim under the guaranty of DMX-E's obligation to indemnify British Sky Broadcasting under the uplink services agreement could potentially approximate $1.3 million which is included in the loss on disposal of DMX-E in the accompanying consolidated statement of operations. The Company has also guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation mbH ("Selco"), and the related side letter agreement. The Company cannot estimate the amount of any potential claims at this time under such guarantee. (See "Legal Action" below.)

         DMX has received a letter from counsel for Selco Servicegesellschaft fur elektronische Kommunikation mbH ("Selco") requesting that DMX make a proposal to settle claims alleged by Selco for damages in the amount of approximately $3.5 million with respect to a guaranty by DMX of obligations of DMX-E N.V. under a Subscriber Management Services Agreement between DMX-E N.V. and Selco. TCI Music does not believe that DMX has any liability to Selco under that guaranty.
         Nevertheless, TCI Music cannot estimate, based on the facts available as of the date of this Form 10-K, whether Selco will continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether DMX will be held liable for any material amount.

         LEGAL ACTIONS.

         On September 8, 1996, a purported class action lawsuit entitled Brickell Partners v. Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman, Bhaskar Menon, DMX Inc., and Tele-Communications, Inc. (Civil Action No. 15206) was filed in the Delaware Chancery Court alleging, among other things, that the proposed acquisition of DMX by TCI is wrongful, unfair and harmful to DMX's public stockholders and seeking to enjoin the consummation of the Merger. DMX believes that this action is without merit and intends to defend it vigorously.

         On July 23, 1997, Jeri L. Amstutz, a former employee of DMX, filed a complaint in Superior Court of California, County of Los Angeles seeking compensatory damages for lost wages and benefits, foreseeable consequential and incidental damages in an unspecified amount, as well as attorneys' fees, costs and prejudgment interest in connection with alleged wrongful employment practices. The plaintiff also seeks punitive damages and damages for emotional distress (and similar harm) in unspecified amounts which the plaintiff claims to believe will exceed $2,000,000.

         On July 23, 1997, Marnie Tenden a former employee of DMX, filed a complaint in Superior Court of California, County of Los Angeles, which alleges sex discrimination and retaliatory harassment. The plaintiff seeks compensatory damages for lost wages and benefits, foreseeable consequential and incidental damages, as well as attorneys' fees, costs and prejudgment interest. The plaintiff also seeks punitive damages and damages for emotional distress (and similar harm) in unspecified amounts which the plaintiff claims to believe will exceed $500,000.

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





(13)     INCOME TAXES.

         TCI Music is included in the consolidated federal income tax return of TCI. Income tax expense or benefit for TCI Music is based on those items in the consolidated calculation applicable to TCI Music. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among the subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in amounts due to related parties.

         Income tax (benefit) expense consists of (amounts in thousands):

                                                           CURRENT            DEFERRED             TOTAL
                                                   --------------------------------------------------------
      Six months ended December 31, 1997:
          Intercompany allocation                  $           1,379                  --              1,379
          State and local tax                                    383                  29                412
                                                   --------------------------------------------------------
          Federal tax                                             --                 591                591
                                                   $           1,762                 620              2,382
                                                   ========================================================

         Income tax (benefit) expense differs from the amounts computed by the federal income tax rate of 35% as a result of the following (amounts in thousands):

                                                                                      SIX MONTHS
                                                                                         ENDED
                                                                                      DECEMBER 31,
                                                                                         1997
                                                                                   ---------------
                       Computed expected tax  expense                              $           671
                       State and local income taxes, net of federal income tax
                        benefit                                                                268
                       Amortization not deductible for income tax purposes
                                                                                             1,555
                       Change in allocated state tax rate                                     (112)
                                                                                   ---------------
                                                                                   $         2,382
                                                                                   ===============

         The lack of tax expense (benefit) for the period prior to June 30, 1997 resulted from the generated losses during the periods which were not benefited due to the evaluation of the likelihood of future taxable income.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax (liabilities) at December 31, 1997 are presented below (amounts in thousands):

Deferred tax assets:
 Net operating loss carryforwards                                                  $        39,650
 Investments in affiliates, due principally to undistributed earnings in
  affiliates                                                                                21,273
 Intangible assets due to an increase in tax basis upon completion of the DMX
  Merger                                                                                    15,820
 Other future deductible amounts due principally to non-deductible accruals
                                                                                               323
                                                                                   ---------------
 Total deferred tax assets                                                                  77,066
 Less - valuation allowance                                                                (76,743)
                                                                                   ---------------
 Net deferred assets                                                                           323
                                                                                   ---------------
 Deferred tax liabilities:
 Property and equipment, due principally to differences in depreciation                     (1,132)
 Intangible assets, due principally to differences in amortization                          (2,002)
                                                                                   ---------------
 Deferred tax liabilities
                                                                                            (3,134)
                                                                                   ---------------
  Net deferred tax liabilities                                                     $        (2,811)
                                                                                   ===============





















         At December 31, 1997, the Company has net operating loss carryforwards from the DMX Merger, the Box Merger and Paradigm Merger of approximately $100,254,000 which expire between 2001 and 2011. These net operating losses are subject to certain rules limiting their usage.

         The components of deferred tax assets and liabilities as of June 30, 1997 consisted primarily of net operating loss carryforward and undistributed earnings from affiliates. Such net assets were fully reserved with a valuation allowance.

         As the DMX, The Box and Paradigm Mergers were considered to be tax free acquisitions for tax purposes, any utilization of the net operating loss would reduce the value of the excess purchase price and not be taken into income. As of December 31, 1997, the excess purchase price of the DMX Merger was reduced by approximately $1.3 million resulting from utilization of such net operating losses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TCI Music, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     TCI MUSIC, INC.
                      (Registrant)


By:      /s/ THOMAS MCPARTLAND
      ---------------------------------          Date:          March 30, 1997
               Thomas McPartland
     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TCI Music, Inc. and in the capacities and on the dates indicated.

            SIGNATURE                               DATE                          TITLE
            ---------                               ----                          -----
       /s/ LEO J. HINDERY                       March 30, 1998           Chairman of the Board
  -------------------------------
         LEO J. HINDERY


      /s/ ROBERT R. BENNETT                     March 30, 1998           Director
  -------------------------------
        ROBERT R. BENNETT


       /s/ DONNE F. FISHER                      March 30, 1998           Director
  -------------------------------
         DONNE F. FISHER


        /s/ PETER M. KERN                       March 30, 1998           Director
  -------------------------------
          PETER M. KERN


        /s/ DAVID B. KOFF                       March 30, 1998           Director
  -------------------------------
          DAVID B. KOFF


      /s/ THOMAS MCPARTLAND                     March 30, 1998           Director, President and
  -------------------------------                                        Chief Executive Officer
        THOMAS MCPARTLAND


        /s/ J.C. SPARKMAN                       March 30, 1998           Director
  -------------------------------
          J.C. SPARKMAN


        /s/ LON A. TROXEL                       March 30, 1998           Director
  -------------------------------
          LON A. TROXEL


      /s/ STEPHEN M. BRETT                      March 30, 1998           Secretary, Vice President and
  -------------------------------                                        General Counsel
        STEPHEN M. BRETT


      /s/ JOANNE WENDY KIM                      March 30, 1998           Vice President-Finance
  -------------------------------                                        Principal Financial Officer and
        JOANNE WENDY KIM                                                 Principal Accounting Officer


                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                                 DESCRIPTION
  ------                                                 -----------
 2.1         Agreement and Plan of Merger, dated as of February 6, 1997, as amended  by Amendment One dated May 29,
             1997, by and among Tele-Communications, Inc., TCI Music, Inc., TCI Merger Sub, Inc., and DMX Inc.
             (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of TCI Music, Inc. and
             Tele-Communications, Inc. filed with the Securities and Exchange Commission on June 6, 1997 (Commission
             File Nos. 333-28613 and 333-28613-01))

 2.2         Agreement and Plan of Merger dated as of August 12, 1997 among TCI Music, Inc., TCI Music Acquisition Sub,
             Inc. and The Box Worldwide, Inc. (Incorporated by reference to Exhibit 2.1 to the Registration Statement on
             Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12, 1997
             (Commission File No. 333-39943))

 2.3         Agreement of Merger dated as of December 8, 1997 among TCI Music, Inc., TCI Para Merger Sub, Inc. and
             Paradigm Music Entertainment Company

 3.1         Certificate of Incorporation of TCI Music, Inc. (Incorporated by reference to Exhibit 3.1 to the
             Registration Statement on Form S-4 of TCI Music, Inc. and Tele-Communications, Inc., filed with the
             Securities and Exchange Commission on June 6, 1997 (Commission File Nos. 333-28613 and 333-28613-01))

 3.2         Bylaws of TCI Music, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form
             S-4 of TCI Music, Inc. and Tele-Communications, Inc., filed with the Securities and Exchange Commission on
             June 6, 1997 (Commission File Nos. 333-28613 and 333-28613-01))

 4.1         Specimen Stock Certificate for Series A Common Stock, par value $.01 per share, of TCI Music, Inc. (with
             TCI Rights) (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on
             Form S-4 of TCI Music, Inc. and Tele-Communications, Inc., filed with the Securities and Exchange
             Commission on June 12, 1997 (Commission File Nos. 333-28613 and 333-28613-01))

 4.2         Specimen Stock Certificate for Series A Common Stock, par value $.01 per share, of TCI Music, Inc. (without
             TCI Rights) (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of TCI
             Music, Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No.
             333-39943))

 4.3         Specimen Stock Certificate for the Series B Common Stock, par value $.01 per share, of TCI Music, Inc.
             (Incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on Form S-4
             of TCI Music, Inc. and Tele-Communications, Inc. filed with the Securities and Exchange Commission on
             June 12, 1997 (Commission File Nos. 333-28613 and 33-28613-01))

 4.4         Specimen Stock Certificate for the Series A Convertible Preferred Stock, par value $.01 per share, of TCI
             Music, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of TCI
             Music, Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No.
             333-39943))

EXHIBIT
 NUMBER                                                 DESCRIPTION
 ------                                                 -----------


 4.5         TCI Music, Inc. Certificate of Designations for Series A Convertible Preferred Stock (Incorporated by
             reference to Exhibit 4.3 to the Registration Statement on Form S-4 of TCI Music, Inc. filed with the
             Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

 4.6         Rights Agreement among Tele-Communications, Inc., TCI Music, Inc., and the Bank of New York, as Rights
             Agent, dated as of July 11, 1997 (Incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of TCI
             Music, Inc., filed with the Securities and Exchange Commission on July 24, 1997)

 4.7         Amendment to Rights Agreement among Tele-Communications, Inc., TCI Music, Inc. and the Bank of New York, as
             Rights Agent, dated March 18, 1998

 10.1        Amended and Restated Contribution Agreement between Tele-Communications, Inc. and TCI Music, Inc. dated
             July 11, 1997 (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of TCI Music,
             Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

 10.2        Revolving Loan Agreement between TCI Music, Inc. and Certain Lender Parties Thereto dated December 30, 1997

 10.3*       Affiliation Agreement between Satellite Services, Inc. and DMX Inc., dated July 1, 1997, and letter amendment dated January 27, 1998

 10.4        Letter Agreement between TCI Music, Inc. and Tele-Communications, Inc., dated November 7, 1997, extending
             Promissory Note dated July 11, 1997 (attached as Exhibit A) (Incorporated by reference to Exhibit 10.3 to the
             Registration Statement on Form-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on
             November 12, 1997 (Commission File No. 333-39943))

 10.5        Promissory Note dated July 11, 1997 between TCI Music, Inc. and Tele-Communications, Inc.

 10.6        Promissory Note, dated September 19, 1997, between TCI Music, Inc. and Liberty Media Corporation

 10.7        Services Agreement between Tele-Communications, Inc. and TCI Music, Inc. (Incorporated by reference to
             Exhibit 10.2 to the Report on Form 8-K of TCI Music, Inc., filed with the Securities and Exchange
             Commission on July 24, 1997)

 10.8        Loan and Security Agreement by and between DMX Inc. and Tele-Communications, Inc., dated as of February 6,
             1997, as amended (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of
             TCI Music, Inc. and Tele-Communications, Inc. filed with the Securities and Exchange Commission on June 6,
             1997 (Commission File Nos. 333-28613 and 333-28613-01))

 10.9****    TCI Music, Inc. 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.83 to the Transition
             Report of TCI Music, Inc. on Form 10-K filed with the Securities and Exchange Commission on October 9,
             1997)

 10.10****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and David Koff, dated July 11, 1997

 10.11****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Lon Troxel, dated July 11, 1997

 10.12****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and J.C.
             Sparkman, dated July 11, 1997

EXHIBIT
 NUMBER                                                 DESCRIPTION
-------                                                 -----------
 10.13****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Leo J.
             Hindery, Jr., dated July 11, 1997

 10.14****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Robert R.
             Bennett, dated July 11, 1997

 10.15****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Donne F.
             Fisher, dated July 11, 1997

 10.16****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Peter J.
             Kern, dated July 11, 1997

 10.17****   Form of TCI Music, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.16 to the
             Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

 10.18***    Employment Agreement between DMX Inc. and Lon Troxel, dated October 1, 1991, as amended August 22, 1997
             (Incorporated by reference to Exhibit 10.64 to DMX Inc.'s 1994 Report on Form 10-K, filed with the
             Securities and Exchange Commission on December 29, 1994, and to Exhibit 10.82 to TCI Music, Inc.'s
             Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

 10.19***    Employment Agreement dated January 1, 1996 between Paradigm Music Entertainment Company, Inc. and Thomas
             McPartland

 10.20       Registration Rights Agreement dated December 31, 1997 between TCI Music, Inc. and Thomas McPartland,
             Attorney in fact

 10.21**     Affiliation Agreement between International Cablecasting Technologies Inc. and Satellite Services, Inc.,
             dated July 6 1989 (Incorporated by reference to Exhibit 10.2 to DMX Inc.'s Amendment No. 1 to Registration
             Statement on Form S-1, filed with the Securities and Exchange Commission on August 31, 1990 (Commission
             File No. 33-35690))

 10.22**     Affiliation Agreement between International Cablecasting Technologies Inc. and Viacom Cable, dated May 4,
             1990 (Incorporated by reference to Exhibit 10.3 to DMX Inc.'s Amendment No. 1 to Registration Statement on
             Form S-1, filed with the Securities and Exchange Commission on August 31, 1990 (Commission File No.
             33-35690))

 10.23**     Affiliation Agreement between International Cablecasting Technologies Inc. and KBLCOM Incorporated, dated
             June 20, 1990 (Incorporated by reference to Exhibit 10.4 to DMX Inc.'s Amendment No. 1 to Registration
             Statement on Form S-1, filed with the Securities and Exchange Commission on August 31, 1990 (Commission
             File No. 33-35690))

 10.24       National Digital Television Center, Inc., formerly known as Western Tele-Communications, Inc., Security
             Agreement and Promissory Note, dated March 26, 1991 (Incorporated by reference to Exhibit 10.14 to DMX
             Inc.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and
             Exchange Commission on May 24, 1991 (Commission File No 33-35690))

 10.25**     Uplink Services Agreement between National Digital Television Center, Inc., formerly known as Western
             Tele-Communications, Inc., and International Cablecasting Technologies Inc., dated March 16, 1991
             (Incorporated by reference to Exhibit 10.15 to DMX Inc.'s Post-Effective Amendment No. 3 to Registration
             Statement on Form S-1, filed with the Securities and Exchange Commission on August 15, 1991 (Commission
             File No. 33-35690))

 10.26**     License and Distribution Agreement between International Cablecasting Technologies Inc. and Broadcom
             International Holdings, dated March 31, 1992, as amended (Incorporated by reference to Exhibit 10.34 to DMX
             Inc.'s 1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

EXHIBIT
 NUMBER                                                 DESCRIPTION
-------                                                 -----------
 10.27       Manufacturing and Sales Agreement between International Cablecasting Technologies Inc. and Scientific-
             Atlanta, Inc., dated February 28, 1991 (Incorporated by reference to Exhibit 10.12 to DMX Inc.'s Post-
             Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and Exchange
             Commission on May 24, 1991 (Commission File No. 33-35690))

 10.28       License and Technical Assistance Agreement between International Cablecasting Technologies Inc. and
             Scientific-Atlanta, Inc., dated February 28, 1991 (Incorporated by reference to Exhibit 10.14 to DMX Inc.'s
             Post-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and
             Exchange Commission on May 24, 1991 (Commission File No. 33-35690))

 10.29       Development and Licensing Agreement between International Cablecasting Technologies Inc. and Frederikson &
             Shu Laboratories, Inc., as amended March 29, 1990 (Incorporated by reference to Exhibit 10.8 to DMX Inc.'s
             Registration on Form S-1, filed with the Securities and Exchange Commission on July 10, 1990 (Commission
             File No. 33-35690))

 10.30       Agreement between GE American Communications, Inc. and International Cablecasting Technologies Inc., dated
             April 14, 1989 (Incorporated by reference to Exhibit 10.9 to DMX Inc.'s Registration Statement on Form S-1,
             filed with the Securities and Exchange Commission on July 10, 1990 (Commission File No. 33-35690))

 10.31       Partnership Agreement between TEMPO Sound, Inc. and Galactic Radio Partners, Inc., dated May 7, 1990
             (Incorporated by reference to Exhibit 10.7 to DMX Inc.'s Registration Statement on Form S-1, filed with the
             Securities and Exchange Commission on July 10, 1990 (Commission File No. 33-35690))

 10.32       C-3 Satellite Transponder Sub-Lease Agreement between National Digital Television Center, Inc., formerly known as Western Tele-Communications, Inc., and International Cablecasting Technologies Inc., dated
             December 2, 1992 (Incorporated by reference to Exhibit 10.55 to DMX Inc.'s 1993 Report on From 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

 10.33       Satellite Transponder Management Agreement between National Digital Television Center, Inc., formerly known as Western Tele-Communications, Inc. and International Cablecasting Technologies Inc., dated December 2,
             1992 (Incorporated by reference to Exhibit 10.57 to DMX Inc.'s 1993 Report on Form 10-K, filed with the
             Securities and Exchange Commission on December  23, 1993)

 10.34       Satellite Transponder Management Agreement between National Digital Television Center, Inc., formerly known as Western Tele-Communications, Inc. and International Cablecasting Technologies Inc., dated January  27,
             1993 (Incorporated by reference to Exhibit 10.57 to DMX Inc.'s 1993 Report on Form 10-K, filed with the
             Securities and Exchange Commission on December 23, 1993)

 10.35       Assignment and Assumption Agreement between National Digital Television Center, Inc., formerly known as
             Western Tele-Communications, Inc. and International Cablecasting Technologies Europe N.V., dated April 22,
             1993 (Incorporated by reference to Exhibit 10.58 to DMX Inc.'s 1993 Report on Form 10-K, filed with the
             Securities and Exchange Commission on December 23, 1993)

 10.36**     Assignment Agreement between IDB Communications Group, Inc. and National Digital Television Center, Inc.,
             formerly known a Western Tele-Communications, Inc., dated January 21, 1993 (Incorporated by reference to
             Exhibit 10.59 to DMX Inc.'s 1993 Report on Form 10-K, filed with the Securities and Exchange Commission on
             December 23, 1993)

 10.37       Agreement between International Cablecasting Technologies Inc. and the American Society of Composers,
             Authors & Publishers, dated December 20, 1991 (Incorporated by reference to Exhibit 10.60 to DMX Inc.'s
             1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

 10.38**     Agreement between International Cablecasting Technologies Inc. and Broadcast Music Inc., dated October 11,
             1991, as supplemented and amended (Incorporated by reference to Exhibit 10.61 to DMX Inc.'s 1993 Report on
             Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

Exhibit
Number                                                 Description
------                                                 -----------
 10.39**     Agreement between DMX Inc. and SESAC, dated December 26, 1991 (Incorporated by reference to Exhibit 10.62 to DMX Inc.'s 1993 Report on From 10-K, filed with the Securities and Exchange Commission on December 23,
             1993)

 10.40       International Cablecasting Technologies Inc. Savings Plan, Amended and Restated Generally Effective as of
             May 1, 1992 (Incorporated by reference to Exhibit 10.66 to DMX Inc.'s 1994 Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 1994)

 10.41       Addendum to Affiliation Agreement between KBLCOM and International Cablecasting Technologies Inc., dated
             May 4, 1994 (Incorporated by reference to DMX Inc.'s 1994 Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 1994)

 10.42**     Affiliation Agreement between DMX Inc. and PRIMESTAR Partners, dated January 25, 1995 (Incorporated by reference to Exhibit 10.71 to DMX Inc.'s 1996 Report on Form 10-K, filed with the Securities and Exchange
             Commission on January 14, 1997)

 10.43       Subscription and Shareholders Agreement between DMX Inc., Jerold H. Rubinstein and XTRA Music Limited,
             dated December 18, 1996 (Incorporated by reference to Exhibit 10.74 to DMX Inc.'s 1996 Report on Form 10-K,
             filed with the Securities and Exchange Commission on January 14, 1997)

 10.44**     Commercial License and Distribution Agreement between DMX Inc. and DMX-Canada Partnership, dated
             November 1, 1994 (Incorporated by reference to Exhibit 10.75 to TCI Music, Inc.'s Transition Report on Form
             10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and
             Exchange Commission on October 9, 1997)

 10.45**     Residential License and Distribution Agreement between DMX Inc. and DMX-Canada (1995) Ltd., dated March 9,
             1992, as amended April 18, 1997 (Incorporated by reference to Exhibit 10.76 to TCI Music, Inc.'s Transition
             Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the
             Securities and Exchange Commission on October 9, 1997)

 10.46       Channel Distribution Agreement between DMX Inc. and XTRA Music Limited, dated July 3, 1997 (Incorporated by reference to Exhibit 10.77 to TCI Music, Inc.'s Transition Report on Form 10-K for the transition period
             October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9,
             1997)

 10.47       Termination Agreement between DMX Inc. and DMX-Europe N.V., a Netherlands corporation (Technology License and Services Agreement, dated May 19, 1993), dated July 3, 1997 (Incorporated by reference to Exhibit 10.79 to TCI Music, Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through
             June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

 10.48       Termination Agreement between DMX Inc. and DMX-Europe N.V., a Netherlands corporation (Trademark Agreement, dated May 19, 1993), dated July 3, 1997 (Incorporated by reference to Exhibit 10.80 to TCI Music, Inc.'s
             Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

 10.49       Assignment Agreement between DMX Inc. and Jerold H. Rubinstein, dated July 8, 1997 (Incorporated by reference to Exhibit 10.81 to TCI Music, Inc.'s Transition Report on Form 10-K for the transition period
             October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9,
             1997)

 10.50       License Agreement between Broadcast Music, Inc. and DMX Inc., dated August 7, 1995 (Incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-1 of TCI Music, Inc., filed with the
             Securities and Exchange Commission on November 12, 1997)

Exhibit
Number                                                 Description
------                                                 -----------
 10.51       Separation and Mutual Release Agreement between DMX Inc. and Jerold Rubinstein, dated July 11, 1997
             (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-4 of TCI Music, Inc.,
             filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

 10.52       Background/Foreground Music Service License Agreement between American Society of Composers, Authors and
             Publishers and International Cablecasting Technologies Inc., dated April 4, 1995 (Incorporated by reference to Exhibit 10.54 of the Registration Statement on Form S-4 of TCI Music, Inc., filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

 10.53       Service Agreement between The Box Worldwide, Inc., formerly known as Video Jukebox, Inc., and West
             Interactive Corporation, dated July 31, 1992 (Incorporated by reference to Exhibit 19.18 to The Box
             Worldwide, Inc.'s Report on Form 10-KSB for the fiscal year ended December 31, 1991)

 10.54       Lease Agreement between The Box Worldwide, Inc., formerly known as Video Jukebox, Inc., and Island Trading
             Company, Inc., dated April 21, 1994 (Incorporated by reference to Exhibit 10.37 to The Box Worldwide,
             Inc.'s Report on Form 10-KSB for the fiscal year ended December 31, 1994)

 10.55       Equipment and Service Agreement between The Box Worldwide, Inc. formerly known as Video Jukebox, Inc., and
             Hughes Network Systems, Inc., dated February 27, 1996 (Incorporated by reference to Exhibit 10.27 to The
             Box Worldwide, Inc.'s Report on Form 10-KSB for the fiscal year ended December 31, 1996)

 10.56       International Representation Agreement between The Box Worldwide, Inc., formerly known as Video Jukebox,
             Inc., and Communications Equity Associates, Inc. dated September 14, 1995 (Incorporated by reference to
             Exhibit 10.28 to The Box Worldwide, Inc.'s Report on Form 10-KSB for the fiscal year ended December 31,
             1996)

 10.57       Service Affiliate Agreement between The Box Worldwide, Inc., formerly known as Video Jukebox, Inc., and
             Suburban Cable TV Co., Inc., dated August 4, 1997 (Incorporated by reference to Exhibit 10.1 to The Box
             Worldwide, Inc.'s Report on Form 10-QSB for the quarter ended September 30, 1997)

 10.58       Affiliation Agreement between The Box Worldwide, Inc. and Satellite Services, Inc. dated February 27, 1997

 21          Subsidiaries of TCI Music, Inc.

 23          Consent of KPMG Peat Marwick LLP

 27          Financial Data Schedule

 _____________

 *           TCI Music, Inc. has requested confidential treatment for a portion of the referenced Exhibit.
 **          TCI Music, Inc. has received confidential treatment for a portion of the referenced Exhibit.
 ***         Indicated management contract.
 ****        Indicates compensatory plan or arrangement.