Form 10-K405/A
period 1997-12-31
TCI MUSIC INC
filed 1998-05-01
CIK 1040449

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A-1
                               (AMENDMENT NO. 1)

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

As of January 31, 1998 the aggregate market value of the Common Stock held by non-affiliates of TCI Music, Inc. was approximately $87,469,509.

Number of shares of Common Stock of TCI Music, Inc. outstanding as of January 31, 1998: 18,237,356 shares.

TABLE OF CONTENTS                                                                                                    Page
                                                                                                                     ----
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

                                                         PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .  47

                                     PART I



                      PART I (pages 3-16) HAS BEEN OMITTED
                  BECAUSE THERE WERE NO CHANGES TO THIS PART.

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

                                                                                                   SEPTEMBER 30,
                                                 ----------------------------------------------------------------------------------
                                                   DECEMBER 31,     JUNE 30,
                                                      1997           1997          1996         1995            1994         1993
                                                 ----------------------------------------------------------------------------------
  BALANCE SHEET DATA
  Current assets                                 $     25,863        6,186         7,719        12,123         9,651        3,103
  Investments in affiliates, accounted for under        1,201          558           504           457           450          476
    the equity method
  Intangibles, net                                    153,265           --         4,536            --            --           16
  Other assets, net                                       910          110            99           166            55           54
  Property and equipment, net                          13,488        4,132         5,894         4,336         4,444        3,225
                                                 ----------------------------------------------------------------------------------
  Total assets                                   $    194,727       10,986        18,752        17,082        14,600        6,874
                                                 ==================================================================================
  Current liabilities                            $     23,080       14,705        16,932         3,626         3,824        3,715
  Other liabilities                                     2,357        2,082         1,773         1,252           713          268
  Capital lease obligation                                 --           23         1,401         1,446         1,503           --
  Notes payable                                        53,236           --            --            --           201          382
  Related party debt                                    4,359        3,887            --            --            --           --
  Deferred income tax                                   2,811           --            --            --            --           --
  Investment in and advances to DMX-Europe
                                                        9,058        6,591            --        15,886         8,175        3,429
                                                 ----------------------------------------------------------------------------------
  Total liabilities                                    94,901       27,288        20,106        22,210        14,416        7,794

  Convertible preferred stock                          35,588           --            --            --            --           --

  Stockholders' (deficit) equity                       64,238      (16,302)       (1,354)       (5,128)          184         (920)
                                                 ----------------------------------------------------------------------------------
  Total liabilities and stockholders' equity
     (deficit)                                   $    194,727       10,986        18,752        17,082        14,600        6,874
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

 2.3         Agreement of Merger dated as of December 8, 1997 among TCI Music, Inc., TCI Para Merger Sub, Inc. and
             Paradigm Music Entertainment Company (previously filed)

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

 10.2        Revolving Loan Agreement between TCI Music, Inc. and Certain Lender Parties Thereto dated December 30, 1997
             (previously filed)

 10.3*       Affiliation Agreement between Satellite Services, Inc. and DMX Inc., dated July 1, 1997, and letter amendment dated January 27, 1998 (previously filed)

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

 10.5        Promissory Note dated July 11, 1997 between TCI Music, Inc. and Tele-Communications, Inc. (previously filed)

 10.6        Promissory Note, dated September 19, 1997, between TCI Music, Inc. and Liberty Media Corporation (previously filed)

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

 10.9****    TCI Music, Inc. 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.83 to the Transition
             Report of TCI Music, Inc. on Form 10-K filed with the Securities and Exchange Commission on October 9,
             1997) (previously filed)

 10.10****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and David Koff, dated July 11, 1997 (previously filed)

 10.11****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Lon Troxel, dated July 11, 1997 (previously filed)

 10.12****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and J.C.
             Sparkman, dated July 11, 1997 (previously filed)

EXHIBIT
 NUMBER                                                 DESCRIPTION
-------                                                 -----------
 10.13****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Leo J.
             Hindery, Jr., dated July 11, 1997 (previously filed)

 10.14****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Robert R.
             Bennett, dated July 11, 1997 (previously filed)

 10.15****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Donne F.
             Fisher, dated July 11, 1997 (previously filed)

 10.16****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Peter J.
             Kern, dated July 11, 1997 (previously filed)

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

 10.19***    Employment Agreement dated January 1, 1996 between Paradigm Music Entertainment Company, Inc. and Thomas
             McPartland (previously filed)

 10.20       Registration Rights Agreement dated December 31, 1997 between TCI Music, Inc. and Thomas McPartland,
             Attorney in fact (previously filed)

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

 10.58*      Affiliation Agreement between The Box Worldwide, Inc. and Satellite Services, Inc., dated February 27, 1997
             (previously filed)

 21          Subsidiaries of TCI Music, Inc. (previously filed)

 23          Consent of KPMG Peat Marwick LLP (previously filed)

 27          Financial Data Schedule (previously filed)

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
                                                                ----------------------------------
                                                                       (AMOUNTS IN THOUSANDS)
 Current liabilities:
  Accounts payable                                                   $   4,390          1,815
  Accrued liabilities (note 9)                                          10,561          7,524
  Accrued loss on disposal - DMX-Europe N.V. (note 5)                    2,827          2,827
  Deferred revenue                                                         186             --
  Current portion of capital lease obligation (note 10)                     27             23
  Current portion of debt (note 10)                                      3,327             --
  Income taxes payable, related party (note 13)                          1,762             --
                                                                     ---------      ---------
                                                                        23,080         12,189
 Current liabilities DMX-Europe N.V. (note 5):
  Accounts payable                                                          --          1,014
  Accrued liabilities                                                       --          1,525
  Investment in and advances to DMX-Europe N.V                           9,058          6,591
                                                                     ---------      ---------
                 Total current liabilities DMX-Europe N.V                9,058          9,130
                                                                     ---------      ---------

                 Total current liabilities                              32,138         21,319

 Other liabilities                                                       2,357          2,082
 Related party debt and accrued interest (note 6)                        4,359          3,887
 Debt (note 10)                                                         53,236             --
 Deferred income taxes (note 13)                                         2,811             --
                                                                     ---------      ---------
                 Total liabilities                                      94,901         27,288

TCI Music, Inc. redeemable convertible preferred stock, $.01 par value; Authorized 5,000,000 shares;
    Issued 1,742,484 shares; $39,154 liquidation preference and
    redemption value                                                    35,588             --

 Stockholders' equity (deficit):
  DMX Inc. common stock, $.01 par value;
          Authorized 100,000,000 shares;
          Issued 59,672,224 shares                                          --            597
  TCI Music, Inc. common stock:
      Series A Common Stock, $.01 par value;
          Authorized 295,000,000 shares;
          Issued 18,098,983 shares                                         181             --
      Series B Common Stock, $.01 par value;
          Authorized 200,000,000 shares;
          Issued 62,500,000 shares                                         625             --
   Paid-in capital                                                      63,899        136,896
   Accumulated deficit                                                    (465)      (152,787)
   Foreign currency translation adjustment                                  (2)          (430)
   Treasury stock, 85,630 shares at cost                                    --           (578)
                                                                     ---------      ---------

     Total stockholders' equity (deficit)                               64,238        (16,302)
                                                                     ---------      ---------

 Commitments and contingencies (note 12)

                                                                     $ 194,727         10,986
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



                                                                                                                  FOREIGN
                                                            COMMON STOCK                                         CURRENCY
                                                   -------------------------  PAID IN   ACCUMULATED   TREASURY  TRANSLATION
                                                      SERIES A     SERIES B   CAPITAL     DEFICIT      STOCK     ADJUSTMENT   TOTAL
                                                   --------------------------------------------------------------------------------
DMX INC. (NOTE 1)
BALANCE AT SEPTEMBER 30, 1994                       $      363        --      81,543      (81,145)      (578)      --           183
Issuance of common stock                                    74        --      17,188           --         --       --        17,262
Cost of issuance                                            --        --         (70)          --         --       --           (70)
Accrued compensation (note 11)                              --        --         550           --         --       --           550
Foreign currency translation adjustment                     --        --          --           --         --       26            26
Net loss                                                    --        --          --      (23,079)        --       --       (23,079)
                                                   --------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                              437        --      99,211     (104,224)      (578)      26        (5,128)
Issuance of common stock                                   160        --      37,238           --         --       --        37,398
Cost of issuance                                            --        --        (240)          --         --       --          (240)
Accrued compensation (note 11)                              --        --         550           --         --       --           550
Foreign currency translation adjustment                     --        --          --           --         --      (78)          (78)
Net loss                                                    --        --          --      (33,855)        --       --       (33,855)
                                                   --------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                              597        --     136,759     (138,079)      (578)     (52)       (1,353)
Accrued compensation (note 11)                              --        --         137           --         --       --           137
Foreign currency translation adjustment                     --        --          --           --         --     (378)         (378)
Net loss                                                    --        --          --      (14,708)        --       --       (14,708)
                                                   --------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                           $       597        --     136,896     (152,787)      (578)    (430)      (16,302)
====================================================================================================================================
TCI MUSIC, INC. (NOTE 1)
Initial capitalization                             $       149       625      39,546           --         --       --        40,320
Accretion of put option (note 8)                            --        --       2,425           --         --       --         2,425
Eliminate investment and advances to subsidiary             --        --        (252)          --         --       --          (252)
Issuance of common stock                                    32        --      22,304           --         --       --        22,336
Accretion of redeemable convertible preferred
   stock                                                    --        --        (124)          --         --       --          (124)
Foreign currency translation adjustment                     --        --          --           --         --       (2)           (2)
Net loss                                                    --        --          --         (465)        --       --          (465)
                                                   --------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                       $       181       625      63,899         (465)        --       (2)       64,238
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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997







                              TCI Music Series A Common Stock issued at estimated fair value (without
                                the TCI Right) of $6.97 per share (3,202,335 shares)                       $         22,336
                              Cash payment at closing                                                                 5,332
                              Merger costs incurred by TCI Music                                                        137
                              Paradigm's historical stockholders' deficit at December 31, 1997                        1,434
                                                                                                            ---------------
                                      Excess of cost over fair value of net assets acquired                $         29,239
                                                                                                            ===============

         The following unaudited pro forma summarized operating results of the Company assuming the DMX Merger, the Box Merger and Paradigm Merger had been consummated on October 1, 1996, and after giving effect to certain adjustments, including amortization of intangibles, increased interest expense on debt related to the acquisition are as follows (amounts in thousands):

                                                                            SIX MONTHS ENDED           NINE MONTHS ENDED
                                                                           DECEMBER 31, 1997             JUNE 30, 1997
                                                                           -----------------           -----------------


                     Revenue                                            $             34,897                      44,190
                                                                           =================           =================


                     Net loss                                           $            (11,150)                    (18,328)
                                                                           =================           ==================


                     Pro forma net loss per common share                $             (0.14)                       (0.24)
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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997





(11)     STOCKHOLDERS' EQUITY (DEFICIT).

         STOCK OPTIONS.

         Upon consummation of the DMX Merger, the Company granted stock options with tandem Stock Appreciation Rights ("SARs") to the board of directors to purchase 3,000,002 shares of TCI Music Series A Common Stock at a price of $6.25 per share. The options vest in 20% cumulative increments, with the first increment vested on the effective day of the DMX Merger, and each additional increment vesting on the anniversary date. The options will be exercisable for up to ten years with no TCI Rights being issued in connection with TCI Music Series A Common Stock issued upon exercise of any such options. Additionally, the Company granted stock options with tandem SARs to employees to purchase 496,800 shares of TCI Music Series A Common Stock at a price of $6.25 per share under the TCI Music, Inc. 1997 Stock Incentive Plan which is authorized to issue up to 4,000,000 shares. The options will vest annually in 20% cumulative increments beginning on the first anniversary date of the DMX Merger. The options will be exercisable for up to ten years with no TCI Rights being issued in connection with TCI Music Series A Common Stock issued upon exercise of any such options.

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

         The Company issued awards of stock options with tandem SARs to directors and employees and recorded compensation of $294,000 pursuant to APB Opinion No. 25 for the six months ended December 31, 1997.

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

                     TCI MUSIC, INC.
                      (Registrant)


By:      /s/ JOANNE WENDY KIM
     --------------------------------           Date:          May 1, 1998
             Joanne Wendy Kim
          Vice President-Finance

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

 2.3         Agreement of Merger dated as of December 8, 1997 among TCI Music, Inc., TCI Para Merger Sub, Inc. and
             Paradigm Music Entertainment Company (previously filed)

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

 10.2        Revolving Loan Agreement between TCI Music, Inc. and Certain Lender Parties Thereto dated December 30, 1997
             (previously filed)

 10.3*       Affiliation Agreement between Satellite Services, Inc. and DMX Inc., dated July 1, 1997, and letter amendment dated January 27, 1998 (previously filed)

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

 10.5        Promissory Note dated July 11, 1997 between TCI Music, Inc. and Tele-Communications, Inc. (previously filed)

 10.6        Promissory Note, dated September 19, 1997, between TCI Music, Inc. and Liberty Media Corporation (previously filed)

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

 10.9****    TCI Music, Inc. 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.83 to the Transition
             Report of TCI Music, Inc. on Form 10-K filed with the Securities and Exchange Commission on October 9,
             1997) (previously filed)

 10.10****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and David Koff, dated July 11, 1997 (previously filed)

 10.11****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Lon Troxel, dated July 11, 1997 (previously filed)

 10.12****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and J.C.
             Sparkman, dated July 11, 1997 (previously filed)

EXHIBIT
 NUMBER                                                 DESCRIPTION
-------                                                 -----------
 10.13****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Leo J.
             Hindery, Jr., dated July 11, 1997 (previously filed)

 10.14****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Robert R.
             Bennett, dated July 11, 1997 (previously filed)

 10.15****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Donne F.
             Fisher, dated July 11, 1997 (previously filed)

 10.16****   Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Peter J.
             Kern, dated July 11, 1997 (previously filed)

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

 10.19***    Employment Agreement dated January 1, 1996 between Paradigm Music Entertainment Company, Inc. and Thomas
             McPartland (previously filed)

 10.20       Registration Rights Agreement dated December 31, 1997 between TCI Music, Inc. and Thomas McPartland,
             Attorney in fact (previously filed)

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

 10.58*      Affiliation Agreement between The Box Worldwide, Inc. and Satellite Services, Inc. dated February 27, 1997
             (previously filed)

 21          Subsidiaries of TCI Music, Inc. (previously filed)

 23          Consent of KPMG Peat Marwick LLP (previously filed)

 27          Financial Data Schedule (previously filed)

 _____________

 *           TCI Music, Inc. has requested confidential treatment for a portion of the referenced Exhibit.
 **          TCI Music, Inc. has received confidential treatment for a portion of the referenced Exhibit.
 ***         Indicated management contract.
 ****        Indicates compensatory plan or arrangement.