Form 10-Q
period 1998-03-31
TCI MUSIC INC
filed 1998-05-15
CIK 1040449

    As Filed with the Securities and Exchange Commission on May 15, 1998




                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________

Commission File No. 0-22815

                                 TCI MUSIC, INC.
             (Exact name of Registrant as specified in its charter)


            State of Delaware                            84-1380293
     -------------------------------        -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


 8101 East Prentice Avenue, Suite 500
           Englewood, Colorado                                80111
----------------------------------------                   ---------
 (Address of principal executive offices)                  (Zip code)


       Registrant's telephone number, including area code: (310) 444-1744


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares outstanding of the Registrant's common stock as of April 30, 1998 was 18,480,737.

PART I - FINANCIAL STATEMENTS


                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets
                                  (unaudited)

                                                                  March 31,         December 31,
                                                                    1998                 1997
                                                                  ---------           ---------
                           Assets                                      amounts in thousands

Current assets:
  Cash and cash equivalents                                       $   4,010               7,915

  Trade receivables:
    Related party (note 5)                                            2,365               2,530
    Other                                                             8,043               6,275
    Allowance for doubtful accounts                                    (744)               (563)
                                                                  ---------           ---------
                                                                      9,664               8,242

  Prepaid expenses and other                                          4,316               2,993
  Equipment inventory                                                 8,053               6,713
                                                                  ---------           ---------

               Total current assets                                  26,043              25,863

Investment in equity interests                                        1,185               1,201

Property and equipment:
    Furniture and equipment                                           9,875               7,024
    Leasehold improvements                                              557                 543
    Studio equipment                                                  6,091               5,599
    Other equipment                                                   1,563               1,435
                                                                  ---------           ---------
                                                                     18,086              14,601
    Less accumulated depreciation                                    (2,203)             (1,113)
                                                                  ---------           ---------
                                                                     15,883              13,488
                                                                  ---------           ---------

Intangible assets, at cost, net of amortization (note 6)            162,721             153,265
Other assets, at cost, net of amortization                              992                 910
                                                                  ---------           ---------

                                                                  $ 206,824             194,727
                                                                  =========           =========

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets
                                  (unaudited)

                                                                  March 31,         December 31,
                                                                    1998                1997
                                                                 ---------           ---------
            Liabilities and Stockholders' Equity                       amounts in thousands

Current liabilities:
  Accounts payable                                               $   3,598               4,390
  Accrued liabilities                                               11,105              10,561
  Accrued loss on disposal - DMX-Europe N.V
      (notes 4 and 9)                                                2,827               2,827
  Deferred revenue                                                     119                 186
  Other notes payable (note 7)                                         968               3,354
  Income taxes payable, related party (note 5)                       1,274               1,762
                                                                 ---------           ---------
                                                                    19,891              23,080
                                                                 ---------           ---------

Investment in and advances to DMX-Europe N.V
      (notes 4 and 9)                                                9,058               9,058
                                                                 ---------           ---------

      Total current liabilities                                     28,949              32,138
                                                                 ---------           ---------

Debt:
  Related party, including accrued interest (note 5)                 1,061               4,359
  Other (note 7)                                                    71,986              53,236
Deferred income taxes                                                2,728               2,811
Other liabilities                                                    2,400               2,357
                                                                 ---------           ---------
      Total liabilities                                            107,124              94,901
                                                                 ---------           ---------

TCI Music, Inc. redeemable convertible preferred stock,
   $.01 par value; Authorized 5,000,000 shares;
   Issued 1,742,484 shares; $39,154,000 liquidation
   preference and redemption value                                  35,962              35,588

Stockholders' equity (note 8):
  TCI Music, Inc. common stock:
      Series A Common Stock, $.01 par value;
               Authorized 295,000,000 shares;
               Issued 18,480,737 shares in 1998 and
               18,098,983 shares in 1997                               185                 181
      Series B Common Stock, $.01 par value;
               Authorized 200,000,000 shares;
               Issued 62,500,000 shares                                625                 625
   Paid-in capital                                                  67,860              63,899
   Accumulated deficit                                              (4,892)               (465)
   Accumulated other comprehensive losses                              (40)                 (2)
                                                                 ---------           ---------

     Total stockholders' equity                                     63,738              64,238
                                                                 ---------           ---------

Commitments and contingencies (note 9)
                                                                 $ 206,824             194,727
                                                                 =========           =========


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Operations
                                   (unaudited)

                                                      TCI Music                  DMX
                                                      (note 1)                 (note 1)
                                                    --------------           ------------
                                                    Three months             Three months
                                                        ended                    ended
                                                    March 31, 1998           March 31, 1997
                                                    --------------           ------------
                                                            amounts in thousands

Subscriber fee revenue:
  Related party (notes 3 and 5)                        $  7,808                   2,382
  Other                                                   4,114                   2,216
                                                       --------                --------
        Total subscriber revenue                         11,922                   4,598

Viewer revenue, net                                       2,437                      --
Advertising revenue, net                                  2,771                      --
Other revenue, net                                        1,518                     226
Revenue - DMX-Europe N.V. (note 4)                           --                     754
                                                       --------                --------
        Total revenue                                    18,648                   5,578
                                                       --------                --------

Operating costs and expenses:
  Operating expenses:
      Related party                                       2,018                   1,130
      Other                                               3,462                   1,553
      DMX-Europe N.V. (note 4)                               --                   2,609
  Selling, general and administrative                    11,522                   3,131
  Stock compensation                                         42                      --
  Depreciation and amortization                           5,251                     602
                                                       --------                --------
        Total operating costs                            22,295                   9,025
                                                       --------                --------

      Operating loss                                     (3,647)                 (3,447)

Other income (expense):
  Interest expense:
      Related party (note 5)                                (88)                    (62)
      DMX-Europe N.V. (note 4)                               --                     (55)
      Other, net                                           (952)                    (10)
                                                       --------                --------
                                                         (1,040)                   (127)

  Share of (losses) earnings of affiliates                 (105)                     77
  Other, net                                                 (6)                     (1)
                                                       --------                --------
      Loss before income taxes                           (4,798)                 (3,498)

Income tax benefit                                          371                      --
                                                       --------                --------

      Net loss                                         $ (4,427)                 (3,498)
                                                       ========                ========


Basic and diluted loss per common share                $   (.05)                   (.06)
                                                       ========                ========

Weighted average number of common shares                 80,749                  59,587
                                                       ========                ========

Comprehensive loss (note 1)                            $ (4,465)                 (3,500)
                                                       ========                ========


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)

                                                                                                      Accumulated
                                                      Common Stock                                      other
                                                 ----------------------    Paid in    Accumulated    comprehensive
                                                 Series A      Series B    capital      deficit         losses      Total
                                                 --------      --------    -------      -------         ------      -----

Balance at January 1, 1998                        $   181         625      63,899         (465)            (2)      64,238

Accretion of put option (note 3)                       --          --       1,213           --             --        1,213

Issuance of common stock                                4          --       3,122           --             --        3,126

Accretion of redeemable convertible preferred stock    --          --        (374)          --             --         (374)

Foreign currency translation adjustment                --          --          --           --            (38)         (38)

Net loss                                               --          --          --       (4,427)            --       (4,427)
                                                  -------     -------     -------      -------        -------      -------

Balance at March 31, 1998                         $   185         625      67,860       (4,892)           (40)      63,738
                                                  =======     =======     =======      =======        =======      =======


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                TCI Music            DMX
                                                                 (note 1)         (note 1)
                                                             -----------------  --------------
                                                                Three months     Three months
                                                                    ended           ended
                                                              March 31, 1998    March 31, 1997
                                                             -----------------  --------------
                                                                    amounts in thousands

Cash flows from operating activities:
  Net loss                                                      $ (4,427)           (3,498)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                 5,251               845
     Share of (losses) earnings of affiliates                        105               (77)
     Stock compensation                                               42                --
     Intercompany current tax allocation                            (488)               --
     Provision for doubtful accounts                                 180                92
     Deferred income tax expense                                     117                --
  Changes in operating assets and liabilities,
    net of acquisitions:
     Trade receivables                                              (881)           (1,511)
     Prepaid expenses and other current assets                    (1,881)             (206)
     Other assets                                                    (57)                6
     Deferred revenue                                                (95)              (18)
     Accounts payable, accrued
       liabilities and other                                      (1,302)            2,894
                                                                --------          --------

         Net cash used in operating activities                    (3,436)           (1,473)

Cash flows from investing activities:
   Cash paid for acquisitions                                    (10,113)               --
   Capital expended for property and equipment, net               (2,486)             (399)
   Investments in affiliates                                         (89)               --
   Return of capital from affiliates                                  --               150
                                                                --------          --------

         Net cash used in investing activities                   (12,688)             (249)

Cash flows from financing activities:
   Repayment of principal and interest to related party           (3,298)            1,867
   Borrowing on note payable to bank                              18,750                --
   Repayment of note payable                                      (3,226)               --
   Repayments of principal portion of capital
     lease obligation                                                 (7)             (111)
                                                                --------          --------

         Net cash provided by financing activities                12,219             1,756
                                                                --------          --------

         Net (decrease) increase in cash
            and cash  equivalents                                 (3,905)               34

Cash and cash equivalents, beginning of period                     7,915               986
                                                                --------          --------

Cash and cash equivalents, end of period                        $  4,010             1,020
                                                                ========          ========


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (unaudited)

(1)     Organization

        TCI Music, Inc. ("TCI Music" or "the Company") was incorporated on January 21, 1997, and on January 24, 1997 one share of TCI Music Series B common stock, $.01 par value per share ("TCI Music Series B Common Stock"), was issued to Tele-Communications, Inc. ("TCI") for a capital contribution of $1. On July 11, 1997, DMX Inc. ("DMX") and TCI Music, consummated a merger pursuant to an Agreement and Plan of Merger, dated February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997 (the "DMX Merger Agreement"), among DMX, TCI, TCI Music, and TCI Merger Sub ("Merger Sub"), a wholly-owned subsidiary of TCI Music, whereby Merger Sub was merged with and into DMX (the "DMX Merger"), with DMX as the surviving corporation and TCI Music became the successor registrant to DMX. The DMX Merger was deemed effective July 1, 1997 for accounting purposes. See note 3.

        TCI Music has three classes of stock outstanding at March 31, 1998, the TCI Music Series A Convertible Preferred Stock, $.01 par value per share ("TCI Music Preferred Stock"), TCI Music Series A Common Stock, $.01 par value per share ("TCI Music Series A Common Stock") and TCI Music Series B Common Stock, $.01 par value per share ("TCI Music Series B Common Stock"), collectively with the TCI Music Series A Common Stock (the "TCI Music Stock"). TCI beneficially owns approximately 5% of the outstanding TCI Music Preferred Stock, 37.77% of the outstanding shares of TCI Music Series A Common Stock and 100% of the outstanding shares of TCI Music Series B Common Stock, which collectively represents approximately 80.7% of the outstanding shares of TCI Music Stock, assuming conversion of the TCI Music Preferred Stock, representing 97.4% of the voting power of the outstanding shares of TCI Music Stock.

        Basis of Presentation

        In the accompanying financial statements and in the following text, references are made to DMX and TCI Music. The consolidated statement of operations for the three months ended March 31, 1997 reflect the consolidated results of operations of DMX and is referred to as "DMX" (the predecessors' operations). The financial statements as of December 31, 1997 and for the three months ended March 31, 1998 reflect the consolidated results of operations and financial condition of TCI Music. All significant intercompany accounts and transactions have been eliminated for the periods presented. As a result of the DMX Merger, the consolidated financial information for the periods after the DMX Merger are presented on a different cost basis than that for the periods before the DMX Merger and, therefore, are not comparable.

        The accompanying interim consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial information for the three months ended March 31, 1998 and 1997, should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual report filed on Form 10-K for the year ended December 31, 1997.

        Reclassifications

        Certain reclassifications of prior period amounts have been made to conform to the current year's reporting format.

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        Reporting Comprehensive Income

        Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statement of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings be reported in a financial statement in the period in which they are recognized. The Company has included cumulative foreign currency translation adjustments in other comprehensive earnings, which had been recorded directly in stockholders' equity. Pursuant to SFAS 130, this item is reflected, as a component of other comprehensive earnings in the Company's consolidated statements of operations, and is included in accumulated other comprehensive losses in the Company's consolidated balance sheets and statements of stockholders' equity.

(2)     Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was $1,188,000 and $135,000 for the three months ended March 31, 1998 and 1997, respectively. Cash paid for taxes for periods presented was not material.

        Significant noncash investing and financing activities are as follows for the period ended March 31, 1998 (amounts in thousands):

Cash paid for acquisitions:
   Fair value of assets acquired                                 $   2,509
   Net liabilities assumed                                          (1,123)
   Equity interest issued to acquired entities                      (3,126)
   Debt issued                                                        (775)
   Excess of cost paid over fair value of net assets acquired       12,628
                                                                 ---------
      Cash paid for acquisitions                                 $  10,113
                                                                 =========
Noncash accretion of stockholders'
   put option (note 3)                                           $   1,213
                                                                 =========

(3)     Mergers and Related Transactions

        DMX Merger

        In connection with the DMX Merger, TCI and TCI Music entered into a Contribution Agreement dated July 11, 1997, as amended by the Amended and Restated Contribution Agreement (the "Amended Contribution Agreement"). Pursuant to the Amended Contribution Agreement: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of TCI Music Series B Common Stock, and a promissory note in the amount of $40 million, (ii) TCI is required to deliver, or cause certain of its subsidiaries to deliver to TCI Music monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"), which represent revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to certain cable subscribers who receive the DMX Service (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to the Affiliation Agreement); and compensation to TCI Music and DMX for various other rights; (iii) TCI contributed to TCI Music certain digital commercial tuners that are not in service, and (iv) TCI granted to each stockholder of DMX who became a stockholder of TCI Music pursuant to the DMX Merger, one right (a "TCI Right") with respect to each whole share of TCI Music Series A Common Stock, acquired by such stockholder in the DMX Merger pursuant to the terms of the Rights Agreement among TCI, TCI Music and the Bank of New York to require TCI to purchase from such holder one share of TCI Music Series A Common Stock at a purchase price of $8.00 per share payable at the election of TCI, in cash, a number of shares of TCI Group Series A Common Stock, having an equivalent value or a combination thereof, if during the one-year period beginning on July 11, 1997, the effective date of the DMX Merger, the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days.

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        The number of shares of TCI Music Series A Common Stock and TCI Rights issued were based upon DMX Common Stock ownership as of June 30, 1997. The estimated fair value of the DMX Merger Consideration issued to stockholders not controlled by TCI ("Unaffiliated Stockholders") is being accreted to the value of $8.00 per share (the equivalent of $2.00 per share of DMX Common Stock), subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders during the one-year period beginning on the effective date of the DMX Merger. Such accretion is reflected as an increase in excess cost with a corresponding increase to additional paid-in capital

        The Box Merger

        Effective December 16, 1997, The Box Worldwide, Inc., ("The Box") and TCI Music consummated a merger pursuant to an Agreement and Plan of Merger, dated August 12, 1997 (the "Box Merger Agreement"), among The Box, TCI Music, and TCI Music Acquisition Sub, Inc., a wholly-owned subsidiary of TCI Music, whereby TCI Music Acquisition Sub, Inc. was merged into The Box (the "Box Merger"), with The Box as the surviving Corporation and a wholly-owned subsidiary of TCI Music

        Pursuant to the Box Merger Agreement, 24,892,623 outstanding shares of common stock of The Box were converted into the right to receive a fraction of a share of TCI Music Preferred Stock, equal to the quotient of $1.50 divided by three times the average of the average daily closing bid and asked prices of one share of TCI Music Series A Common Stock trading with an associated TCI Right for a period of 20 consecutive trading days ending on the third trading day prior to the closing of the Box Merger as reported on the Nasdaq SmallCap Market and cash in lieu of fractional shares of TCI Music Series A Preferred Stock. Each share of TCI Music Preferred Stock is convertible at the option of the holder into three shares of TCI Music Series A Common Stock without associated TCI Rights, subject to certain antidilution adjustments and certain adjustments for dividends and distributions, if any. Each share of TCI Music Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the TCI Music Series A Common Stock and to the number of votes equal to the number of shares of TCI Music Series A Common Stock into which such share is convertible as of the record date for the matter to be voted upon. The Box's 6% Convertible Redeemable Preferred Stock, par value $.15 per share and stated value of $1.50 per share ("Box Preferred Stock"), was purchased by the Company for $2,652,000. Each share of TCI Music Series A Common Stock currently outstanding trades together with an associated TCI Right issued in connection with the DMX Merger. The TCI Rights will terminate or expire on or before August 10, 1998 unless extended by their terms. The shares of TCI Music Series A Common Stock into which the TCI Music Preferred Stock is convertible do not have any such associated TCI Rights, and if a holder of TCI Music Preferred Stock converts shares into TCI Music Series A Common Stock prior to the termination or expiration of the TCI Rights, the TCI Music Series A Common Stock without the TCI Rights received upon conversion will not be tradable on the Nasdaq SmallCap Market under the Symbol "TUNE" with the TCI Music Series A Common Stock that includes the TCI Rights until such TCI Rights terminate or expire.

        The Company has performed a preliminary allocation of the purchase price to excess cost over the fair value of net assets acquired as the net book values of The Box's assets and liabilities were estimated to approximate their respective fair values, and is awaiting information and evaluation at which point it will finalize such allocation.

        Paradigm Merger

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

(4)     Investment in and Disposition of DMX-Europe N.V. and Subsidiary

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

        DMX-E ceased operation on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation on July 18, 1997. DMX-E NV, although inactive since July 1, 1997, was placed into receivership on December 23, 1997. Accordingly, the accompanying balance sheets as of March 31, 1998 and December 31, 1997 and the statements of operations and cash flows for the three months ended March 31, 1998 give effect to the deconsolidation of DMX-E.

(5)     Related Party Transactions

        Pursuant to an Amended and Restated Contribution Agreement between TCI and TCI Music to be effective as of July 1, 1997 (the "Amended Contribution Agreement") TCI is required to deliver, or cause certain of its subsidiaries to deliver to TCI Music monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"). Pursuant to the Amended Contribution Agreement, the Annual TCI payments represent (i) revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to certain cable subscribers (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to the Affiliation Agreement) and (ii) compensation to TCI Music and DMX for various other rights. During the three months ended March 31, 1998, TCI Music recognized $5.1 million of subscriber fee revenue and $565,000 which was charged to operating expense pursuant to the Amended Contribution Agreement.

        Pursuant to an affiliation agreement (the "Affiliation Agreement") between Satellite Services, Inc., a wholly-owned subsidiary of TCI ("SSI") and DMX, effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute the DMX Service to commercial and residential customers for a 10-year period in exchange for licensing fees paid by SSI to DMX. Under the Affiliation Agreement, SSI will pay an annual fee to DMX of $8,500,000 for the initial three years, subject to adjustment annually (beginning July 1, 1998) by the percentage change in the CPI for the prior year and for changes in the number of subscribers, as a result of divestiture or acquisition of cable systems. During the fourth through tenth years of the term of the Affiliation Agreement, the annual fee will be further adjusted on a monthly basis upward or downward, as the case may be, based on an

                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

        increasing percentage of the increase in actual number of subscribers above or below a specified number of residential and commercial subscribers, provided that such fees cannot be reduced below a specified minimum license fee, which minimum fee is decreased each year in years four through ten. For the three months ended March 31, 1998, the Company recognized $2.1 million of licensing fees, which are included in subscriber fee revenue, related party.

        On February 6, 1997 the Company entered into a loan and security agreement with TCI which provided $3.5 million. The loan was paid in full on March 2, 1998.

        The Company has an equipment lease with the National Digital Television Center, Inc. ("NDTC"), a subsidiary of TCI, for the equipment at the studio and uplinking facility in Littleton, Colorado. The outstanding balance of the capital lease obligation at March 31, 1998 and December 31, 1997 was approximately $1.0 million and $1.2 million, respectively, with terms that extend through the year 2000, at an interest rate of 9.5%. The related studio equipment had a net book value of approximately $618,000 and $728,000 at March 31, 1998 and December 31, 1997,
        respectively, and is included in property and equipment in the accompanying consolidated balance sheets. Additionally the Company leases certain office space and uplinking and satellite services from the NDTC. Total expenses under these leases were $1,244,000 and $1,052,000 for the three months ended March 31, 1998 and 1997, respectively and are included in operating expenses, related party.

        The components of related party debt at March 31, 1998 and December 31, 1997, respectively, were as follows (amounts in thousands):

                                                                 Accrued
                                                    Principal    interest       Total
                                                    ---------    ---------     --------

               March 31, 1998
                 Capital lease obligation           $    1,036          25        1,061
                                                    ==========   =========    =========

               December 31, 1997
                 $3.5 million equipment loan         $   3,117          32        3,149
                 Capital lease obligation                1,171          39        1,210
                                                     ---------   ---------     --------
                                                     $   4,288          71        4,359
                                                    ==========   =========    =========

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

(6)     Intangible Assets

        The balance of intangible assets as of March 31, 1998 principally consists of the excess of cost over the fair value of the net assets acquired in the acquisitions of DMX, The Box and Paradigm (see note 3). Such intangibles are being amortized over a 10 year period.

                                                                     (continued)
                                      I-10

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

 (7)    Debt

        On December 30, 1997 the Company entered into a revolving loan agreement (the Revolving Loan Agreement) with several banks which provides for borrowings up to $100 million. Interest on borrowings under the agreement is tied to London Interbank Offered Rate ("LIBOR"), plus an applicable margin dependent upon the Company's leverage ratio, as defined, for the preceding quarter or at the banks base rate. The Revolving Loan Agreement matures on June 30, 2005 with principal reductions beginning semi-annually on June 30, 2000 based on a scheduled percentage of the total commitment. A commitment fee is charged on the unborrowed portion of the Revolving Loan Agreement commitment ranging from .25% to .375% based upon the leverage ratio for the preceding quarter.

        In connection with the Paradigm Merger, the Company assumed debt consisting of two bridge loans and a note payable to an individual. The notes bear interest at 10% per annum and were paid in full, including accrued interest, in January 1998.

        The fair market value of TCI Music's debt approximated its carrying value at March 31, 1998.

(8)     Stockholders' Equity

        Stock Options and Stock Appreciation Rights

        Estimates of the compensation relating to options and/or stock appreciation rights granted to employees of TCI Music and members of the Board have been recorded in the accompanying financial statements, but are subject to future adjustment based upon vesting and the market value of TCI Music Series A Common Stock and ultimately, on the final determination of market value when the rights are exercised. The payable or receivable arising from the compensation related to the options and/or stock appreciation rights is included in other liabilities.

        Capital Stock

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

        Earnings (Loss) Per Common and Potential Common Share

        Basic earnings per share ("basic EPS") is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share ("diluted EPS") is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an ant-dilutive effect are excluded from diluted EPS.

        The basic and diluted loss attributable to TCI Music and DMX stockholders per common share was computed by dividing the net loss attributable to TCI Music and DMX stockholders by the weighted average number of common shares outstanding of TCI Music and DMX stock for the three months ended March 31, 1998 and 1997 (80.7 million and 59.6 million, respectively). Potential common shares were not included in the computation of weighted shares outstanding because their inclusion would be anti-dilutive.

                                                                     (continued)
                                      I-11

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

        At March 31, 1998, there were 3.6 million potential common shares consisting of fixed and nonvested performance awards that could potentially dilute future EPS calculations in periods of net income. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by TCI Music upon exercise of the fixed and nonvested performance awards. No material changes in the weighted average outstanding shares or potential common shares occurred after March 31, 1998.

(9)     Commitments and Contingencies

        Year 2000

        Many existing computer programs use only two digits to identify a year in a date. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. TCI Music is in the process of identifying computer systems and software that may not function correctly in the year 2000. Additionally, TCI Music is planning a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of these third parties and the impact on the Company as a consequence of their own year 2000 issues. TCI Music's manual assessment of the impact of the year 2000 date change should be complete by the end of 1998. TCI Music believes that it will be able to identify, and, if necessary, modify or replace such systems and software before any year 2000 associated problems arise. No assurances can be given that such modification and replacement will be completed before any year 2000 associated problems arise or that costs arising from unanticipated problems will not have a material adverse effect on the Company. As of March 31, 1998, amounts expensed on the Company's year 2000 have not been material.

        Vendor Commitments

        DMX and Scientific-Atlanta, Inc. ("S-A"), had an agreement with respect to the manufacture, distribution and servicing of the DM-2000 tuners and DMXoDJ's. DMX was not obligated to purchase or guarantee the purchase of any minimum number of tuners or DMXoDJ's, and S-A was the exclusive tuner manufacturer in the United States and Canada and earned a royalty of approximately five percent (5%) of DMX's premium audio service revenues until August 1996. No payments are required until DMX achieves "operating breakeven", as defined in the agreement.

        Accrued Music Right Royalties

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

        The Digital Performance Right in Sound Recordings Act of 1995 ("1995 Act") was signed into law on November 1, 1995. The 1995 Act establishes the right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings by means of subscription service digital transmissions. The 1995 Act provides a compulsory license for noninteractive subscription services. An arbitration panel rendered a decision before the United States Copyright Office in late November 1997 that determined the statutory license royalty rate of 5% to be paid under the 1995 Act by DMX and other digital music residential subscription services on services transmitted to non-business subscribers, and required back payments be made on a forward basis amortized over approximately thirty months, without interest. On April 30, 1998, the United States Copyright office made a determination of reasonable rates and terms for the 1995 Act which set the statutory license royalty rate at 6.5% with the required back payments to be paid on July 20, 1998. This determination is subject to appeal. As of March 31, 1998, the Company's accrued music royalties include the license royalty at the rate of 6.5% and the change in rate did not have a material impact on the financial position or result of operations for the three months ended March 31, 1998.

        Parent Guarantees

        As described in note 4, "Investment in and Disposition of DMX-Europe N.V. and Subsidiary", DMX-E ceased operations and DMX-E U.K. was put into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-Europe NV, has been inactive since July 1, 1997, and was placed into receivership on December 23, 1997. As a result claims may be filed under the following guarantees.

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

        DMX has received a letter from counsel for Selco Servicegesellschaft fur elektronische Kommunikation mbH ("Selco") requesting that DMX make a proposal to settle claims alleged by Selco for damages in the amount of approximately $3.5 million with respect to a guaranty by DMX of obligations of DMX-E N.V. under a Subscriber Management Services Agreement between DMX-E N.V. and Selco. TCI Music does not believe that DMX has any liability to Selco under that guaranty. Nevertheless, TCI Music cannot estimate, based on the facts available as of the date of this Form 10-Q, whether Selco will continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether DMX will be held liable for any material amount. (See "Legal Action" below.)

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Such discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in Part IV of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company has interests or operations; uncertainties inherent in new business strategies, new product launches and development plans; rapid technological changes; development and provisions of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

YEAR 2000

        Many existing computer programs use only two digits to identify a year in a date. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. TCI Music is in the process of identifying computer systems and software that may not function correctly in the year 2000. Additionally, TCI Music is planning a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of these third parties and the impact on the Company as a consequence of their own year 2000 issues. TCI Music's manual assessment of the impact of the year 2000 date change should be complete by the end of 1998. TCI Music believes that it will be able to identify, and, if necessary, modify or replace such systems and software before any year 2000 associated problems arise. No assurances can be given that such modification and replacement will be completed before any year 2000 associated problems arise or that costs arising from unanticipated problems will not have a material adverse effect on the Company. As of March 31, 1998, amounts expensed on the Company's year 2000 have not been material.

SUMMARY OF OPERATIONS

        REVENUE

        Total revenue, increased to $18.6 million for the three months ended March 31, 1998 from $5.6 million for the three months ended March 31, 1997. The $13.0 million increase was attributed to $5.1 million of revenue from sales of DMX Music services to TCI's residential and commercial subscribers (the "Annual TCI Payments") as a result of the DMX Merger and pursuant to a Contribution Agreement dated July 11, 1997, as amended by the Amended Contribution Agreement (the "Amended Contribution Agreement"); $5.2 million of viewer and advertising revenue from the Box as a result of the Box Merger which was effective December 16, 1997; $560,000 of other revenue as a result of the Paradigm Merger which was effective December 31, 1997; and increased subscriber revenue of $2.9 million from DMX, primarily resulting from growth in its commercial subscriber base and expansion in six new markets which occurred in the last quarter of the fiscal year 1997 through the first quarter of 1998. In the last quarter of the fiscal year 1997, DMX expanded its owned and operated commercial sales business to Miami, Florida; Atlanta, Georgia; and Phoenix, Arizona. During the three months ended March 31, 1998, DMX acquired owned and operated operations in Massachusetts, Minnesota and Northern California.

        OPERATING EXPENSES

        Operating expenses, exclusive of DMX-Europe N.V. operating expenses of $2.6 million for the three months ended March 31, 1997, increased to $5.5 million for the three months ended March 31, 1998 from $2.7 million for the three months ended March 31, 1997. The $2.8 million increase was comprised of an increase in related party operating expenses of $888,000 which represented $564,000 of fees paid to TCI as compensation for services rendered in generating the TCI Annual Payments pursuant to the Amended Contribution Agreement and $320,000 of uplinking and affiliate fees incurred by the Box; and an increase in operating expenses - other of $1.9 million which primarily represented the inclusion of the Box and Paradigm operating expenses of $1.7 million and $175,000, respectively for the current period.

        Selling, general and administrative expenses increased to $11.5 million for the three months ended March 31, 1998 from $3.1 million for the three months ended March 31, 1997. The $8.4 million increase primarily represented the inclusion of the Box and Paradigm selling, general and administrative expenses of $4.4 million and $2.3 million, respectively for the current period and increased expenses for DMX of $1.1 million which is commensurate with their growth in subscriber revenues and expansion related to the commercial businesses' six market launch.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense, exclusive of DMX-Europe N.V. depreciation of $213,000 for the three months ended March 31, 1997, increased to $5.3 million for the three months ended March 31, 1998 from $602,000 for the three months ended March 31, 1997. Such increase is primarily attributable to an

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

increase in the balance of property and equipment and intangibles resulting from the DMX Merger and The Box Merger.

        OPERATING EXPENSES AND DISPOSAL OF -DMX-E

        DMX-E and its subsidiary DMX-Europe (UK) Limited ("DMX-E UK"), ceased operation on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-Europe N.V. ("DMX-E NV") has been inactive since July 1, 1997 and entered liquidation proceedings in December 1997. DMX-E has been deconsolidated since June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

        The decrease in cash of $3.9 million for the three months ended March 31, 1998 was the net result of funds used in operating activities of $3.4 million and net funds provided by financing activities of $12.2 million offset by cash used in investing activities of $12.7 million. For additional information concerning the cash flow of TCI Music, see the consolidated cash flow statement included in the accompanying consolidated financial statements.

        During the three months ended March 31, 1998, the Annual TCI Payments were a primary source of operating cash of $4.5 million. Together, with the net funds provided by financing activities of $12.2 million from the revolving loan agreement, the Company funded its operating activities and the growth and acquisitions of the owned and operated commercial subscriber businesses which expanded the DMX business into six new markets.

        TCI Music believes that cash provided by the Annual TCI Payments and available capacity of $28 million as of March 31, 1998, pursuant to the revolving loan agreement will provide adequate sources of liquidity for the next year. For additional information concerning TCI Music's revolving loan agreement, see note 7 to the accompanying consolidated financial statements.

        At March 31, 1998, the Company had $72 million of variable-rate debt. Accordingly, in an environment of rising interest rates, the Company expects that it would experience an increase in interest expense.

        As described in notes 4 and 9 to TCI Music's consolidated financial statements and as discussed above, DMX-E has ceased operations on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-E NV, has entered into liquidation proceedings in December 1997. Although no assurances can be given, Management believes that any claim arising under the parent guarantees will not have a material adverse effect on the Company's financial condition or results of operations.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

       (c) On December 31, 1997 a wholly-owned subsidiary of the Company was merged with and into Paradigm Music Entertainment Company ("Paradigm") in a transaction that was not registered under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to the merger, 3,202,335 shares of TCI Music Series A Common Stock were issued to former shareholders of Paradigm pursuant to an Agreement of Merger dated as of December 8, 1997. No underwriter or placement agent was involved in the issuance of the shares of TCI Music Series A Common Stock pursuant to the Paradigm merger, and the Company did not receive any cash consideration for such shares (which constituted the purchase price paid by the Company for Paradigm). The shares of TCI Music Series A Common Stock were issued to former Paradigm shareholders in a transaction exempt from the Securities Act pursuant to Rule 506 promulgated thereunder.

           On January 16, 1998, a wholly-owned subsidiary of the Company was merged with and into Sound Products, Inc. ("Sound Products") in a transaction that was not registered under the Securities Act. Pursuant to the merger, 138,373 shares of TCI Music Series A Common Stock were issued to former shareholders of Sound Products pursuant to an Agreement of Merger dated as of January 1, 1998. No underwriter or placement agent was involved in the issuance of the shares of TCI Music Series A Common Stock pursuant to the Sound Products merger, and the Company did not receive any cash consideration for such shares (which constituted part of the purchase price paid by the Company for Sound Products). The shares of TCI Music Series A Common Stock were issued to former Sound Products shareholders in a transaction exempt from the Securities Act pursuant to Rule 506 promulgated thereunder.

           On March 2, 1998, a wholly-owned subsidiary of the Company was merged with and into New England Sound & Communications, Inc. ("New England Sound") in a transaction that was not registered under the Securities Act. Pursuant to the merger, 243,381 shares of TCI Music Series A Common Stock were issued to former shareholders of New England Sound pursuant to an Agreement of Merger dated as of January 30, 1998. No underwriter or placement agent was involved in the issuance of the shares of TCI Music Series A Common Stock pursuant to the New England Sound merger, and the Company did not receive any cash consideration for such shares (which constituted part of the purchase price paid by the Company for New England Sound). The shares of TCI Music Series A Common Stock were issued to former New England Sound shareholders in a transaction exempt from the Securities Act pursuant to Rule 506 promulgated thereunder.

           All of the foregoing shares of TCI Music Series A Common Stock were issued without associated TCI Rights.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)




Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits -

            10.59* Purchase Agreement between DMX Inc. and OMT Technologies Inc.
                   T/A Media Touch, dated March 19, 1998

            10.60* DMX/Media Touch Joint Venture Agreement, dated
                   March 17, 1998

            (27)  TCI Music, Inc. Financial Data Schedule

        (b) Reports on Form 8-K filed during the quarter ended March 31, 1998:

            None.



*TCI Music, Inc. has requested confidential treatment for a portion of the referenced Exhibit.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TCI MUSIC, INC.





Date:         May 15, 1998          By:   /s/ Thomas McPartland
                                         ---------------------------------------
                                              Thomas McPartland
                                               President and
                                               Chief Executive Officer



Date:         May 15, 1998          By:   /s/ Joanne Wendy Kim
                                         ---------------------------------------
                                              Joanne Wendy Kim
                                                Vice President-Finance,
                                                Principal Financial Officer and
                                                Principal Accounting Officer