Form 10-Q
period 1998-06-30
TCI MUSIC INC
filed 1998-08-12
CIK 1040449

     As Filed with the Securities and Exchange Commission on August 12, 1998



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

Commission File No. 0-22815

                                 TCI MUSIC, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           State of Delaware                           84-1380293
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    67 Irving Place North, 4th Floor
             New York, NY                                 10003
----------------------------------------               ----------
(Address of principal executive offices)               (Zip code)


       Registrant's telephone number, including area code: (212) 387-7700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     The number of shares outstanding of the Registrant's common stock as of July 31, 1998 was 18,481,997.

PART I - FINANCIAL STATEMENTS


                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                 June 30,             December 31,
                                                                                   1998                   1997
                                                                              ---------------      ------------------
                                  Assets                                                amounts in thousands
Current assets:
   Cash and cash equivalents                                                 $         3,759                    7,915

   Trade receivables:
     Related party (note 5)                                                            2,495                    2,530
     Other                                                                            10,409                    6,275
     Allowance for doubtful accounts                                                    (814)                    (563)
                                                                              ---------------      ------------------
                                                                                      12,090                    8,242
                                                                              --------------       ------------------

   Prepaid expenses and other                                                          4,621                    2,993

   Equipment inventory                                                                 6,929                    6,713
                                                                              --------------       ------------------

                  Total current assets                                                27,399                   25,863
                                                                              --------------       ------------------

Investment in affiliates,
    accounted for under the equity method                                              1,033                    1,201

Property and equipment:
     Furniture and equipment                                                          11,276                    7,024
     Leasehold improvements                                                              565                      543
     Studio equipment                                                                  7,187                    5,599
     Other equipment                                                                   1,845                    1,435
                                                                              --------------       ------------------
                                                                                      20,873                   14,601
     Less accumulated depreciation                                                    (3,408)                  (1,113)
                                                                              --------------       ------------------
                                                                                      17,465                   13,488
                                                                              --------------       ------------------

Intangible assets, at cost, net of amortization (note 6)                             159,157                  153,265

Other assets, at cost, net of amortization                                               829                      910
                                                                              --------------       ------------------

                                                                           $         205,883                  194,727
                                                                            ================       ==================

                                                                    (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                            June 30,                December 31,
                                                                              1998                      1997
                                                                         --------------          ------------------
                Liabilities and Stockholders' Equity                               amounts in thousands
Current liabilities:
   Accounts payable                                                     $         3,532                       4,390
   Accrued liabilities                                                           12,611                      10,561
   Accrued loss on disposal - DMX-Europe N.V.
       (notes 4 and 9)                                                            1,469                       2,827
   Deferred revenue                                                                  29                         186
   Other notes payable (note 7)                                                     655                       3,354
   Income taxes payable, related party (note 5)                                     156                       1,762
                                                                         --------------          ------------------
                                                                                 18,452                      23,080
                                                                         --------------          ------------------

Negative investment in DMX-Europe N.V.
       (notes 4 and 9)                                                            9,058                       9,058
                                                                         --------------          ------------------

       Total current liabilities                                                 27,510                      32,138
                                                                         --------------          ------------------

Debt:
   Related party, including accrued interest (note 5)                               956                       4,359
   Other (note 7)                                                                77,736                      53,236
Deferred income taxes                                                             2,561                       2,811
Other liabilities                                                                 2,599                       2,357
                                                                         --------------          ------------------

       Total liabilities                                                        111,362                      94,901
                                                                         --------------          ------------------

TCI Music, Inc. redeemable convertible preferred
    stock, $.01 par value; Authorized 5,000,000 shares;
    Issued 1,742,064 shares in 1998 and 1,742,484
    shares in 1997; $35,642,000 and $35,490,000
    liquidation preference and redemption value in
    1998 and 1997, respectively
                                                                                  36,327                     35,588
                                                                          --------------         ------------------

Stockholders' equity (note 8):
   TCI Music, Inc. common stock:
       Series A Common Stock, $.01 par value;
           Authorized 295,000,000 shares;
           Issued 18,481,997 shares in 1998 and
           18,098,983 shares in 1997                                                185                         181
       Series B Common Stock, $.01 par value;
           Authorized 200,000,000 shares;
           Issued 62,500,000 shares                                                 625                         625
    Paid-in capital                                                              68,310                      63,899
    Accumulated deficit                                                         (10,939)                       (465)
    Accumulated other comprehensive income (loss)                                    13                          (2)
                                                                         --------------          ------------------

      Total stockholders' equity                                                 58,194                      64,238
                                                                         --------------          ------------------

Commitments and contingencies (note 9)
                                                                        $       205,883                     194,727
                                                                         ==============          ==================


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three months ended                  Six months ended
                                                                       June 30,                           June 30,
                                                           ---------------------------------- --------------------------------
                                                                 1998             1997             1998             1997
                                                           ---------------- ----------------- --------------- ----------------

                                                              TCI Music            DMX           TCI Music          DMX
                                                           ---------------- ----------------- --------------- ----------------
                                                               (note 1)         (note 1)          (note 1)       (note 1)

                                                                amounts in thousands, except per share amounts
Subscriber fee revenue:
   Related party (notes 3 and 5)                             $     8,271    |      2,135              16,080  |       4,517
   Other                                                           5,057    |      2,693               9,170  |       4,909
                                                              ----------    | ----------         -----------  | -----------
            Total subscriber revenue                              13,328    |      4,828              25,250  |       9,426
                                                                            |                                 |
Viewer revenue, net                                                2,727    |          --              5,165  |          --
Advertising revenue, net                                           3,533    |          --              6,307  |          --
Other revenue, net                                                 2,031    |         261              3,546  |         487
Revenue - DMX-Europe N.V. (note 4)                                    --    |         773                 --  |       1,527
                                                              ----------    | -----------       ------------  | -----------
            Total revenue                                         21,619    |       5,862             40,268  |      11,440
                                                              ----------    | -----------       ------------  | -----------
                                                                            |                                 |
Operating costs and expenses:                                               |                                 |
   Operating expenses:                                                      |                                 |
       Related party (note 5)                                      2,028    |       1,149              4,026  |       2,279
       Other                                                       3,567    |       1,829              7,049  |       3,382
       DMX-Europe N.V. (note 4)                                       --    |       2,803                 --  |       5,412
   Selling, general and administrative                            14,926    |       4,267             26,448  |       7,398
   Stock compensation                                                199    |          --                241  |          --
   Depreciation and amortization                                   5,556    |         596             10,807  |       1,198
   Writedown of inventories                                        1,102    |          --              1,102  |          --
   Loss on disposal of DMX-Europe N.V. (note 4)                       --    |       1,738                 --  |       1,738
                                                              ----------    | -----------       ------------  | -----------
         Total operating costs                                    27,378    |      12,382             49,673  |      21,407
                                                              ----------    | -----------       ------------  | -----------
                                                                            |                                 |
       Operating loss                                             (5,759)   |      (6,520)            (9,405) |      (9,967)
                                                                            |                                 |
Other income (expense):                                                     |                                 |
   Interest expense:                                                        |                                 |
       Related party (note 5)                                        (22)   |        (105)              (109) |        (167)
       DMX-Europe N.V. (note 4)                                       --    |         (75)                --  |        (130)
       Other, net                                                 (1,287)   |         (12)            (2,170) |         (22)
                                                              ----------    | -----------       ------------  | -----------
                                                                  (1,309)   |        (192)            (2,279) |        (319)
                                                                            |                                 |
   Share of (losses) earnings of affiliates                         (105)   |          32               (243) |         109
   Other, net                                                         29    |        (197)               (15) |        (198)
                                                              ----------    | -----------       ------------  | -----------
         Loss before income taxes                                 (7,144)   |      (6,877)           (11,942) |     (10,375)
                                                                            |                                 |
Income tax benefit                                                 1,096    |          --              1,468  |          --
                                                              ----------    | -----------       ------------  | -----------
                                                                            |                                 |
       Net loss                                              $     (6,048)  |      (6,877)           (10,474) |     (10,375)
                                                              ===========   | ===========       ============  | ===========
                                                                            |                                 |
Basic and diluted loss per common share                      $       (.08)  |        (.12)              (.13) |        (.17)
                                                              ===========   | ===========       ============  | ===========
                                                                            |                                 |
Weighted average number of common shares                           80,981   |      59,587             80,981  |      59,587
                                                              ===========   | ===========       ============  | ===========
                                                                            |                                 |
Comprehensive loss                                           $     (5,995)  |      (7,251)           (10,459) |     (10,328)
                                                              ===========   | ===========       ============  | ===========

See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                 Consolidated Statement of Stockholders' Equity
                         Six Months ended June 30, 1998
                                   (Unaudited)

                                                                                                     Accumulated
                                                Common Stock                                            other
                                           ---------------------     Paid in     Accumulated        comprehensive
                                           Series A     Series B     capital       deficit              losses             Total
                                           --------     --------     --------      --------             -------          ---------
   Balance at January 1, 1998             $     181          625       63,899          (465)                 (2)            64,238

   Accretion of put option                       --           --        2,425            --                  --              2,425
       (note 3)

   Issuance of common stock                       4           --        2,734            --                  --              2,738

   Accretion of redeemable
       convertible preferred stock               --           --         (748)           --                  --               (748)

   Foreign currency translation
       adjustment                                --           --           --            --                  15                 15

   Net loss                                      --           --           --       (10,474)                 --            (10,474)
                                           --------     --------     --------      --------             -------          ---------

   Balance at June 30, 1998               $     185          625       68,310       (10,939)                 13             58,194
                                           ========     ========     ========      ========             =======          =========




See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               TCI Music                   DMX
                                                                                (note 1)                 (note 1)
                                                                         ----------------------     ---------------------
                                                                               Six months               Six months
                                                                                 ended                    ended
                                                                             June 30, 1998             June 30, 1997
                                                                         ----------------------     ---------------------
                                                                                          amounts in thousands
Cash flows from operating activities:
   Net loss                                                             $              (10,474)   |               (10,375)
   Adjustments to reconcile net loss to net cash used in operating                                |
     activities:                                                                                  |
      Depreciation and amortization                                                     10,807    |                 1,627
      Share of earnings of affiliates                                                      243    |                    41
      Writedown of inventories                                                           1,102    |                    --
      Loss on disposal of DMX-Europe N.V.                                                   --    |                 1,738
      Loss on disposal of property and equipment                                            --    |                    46
      Stock compensation                                                                   241    |                    --
      Provision for doubtful accounts                                                      250    |                   469
      Deferred income tax expense                                                          138    |                    --
   Changes in operating assets and liabilities, net of                                            |
     acquisitions:                                                                                |
      Trade receivables                                                                 (3,377)   |                (1,384)
      Prepaid expenses and other current assets                                         (2,062)   |                  (160)
      Other assets                                                                         112    |                   (28)
      Deferred revenue                                                                    (186)   |                    32
      Accounts payable, accrued                                                                   |
        liabilities and other                                                           (1,182)   |                 6,206
                                                                         ----------------------   | ---------------------
                                                                                                  |
          Net cash used in operating activities                                         (4,388)   |                (1,788)
                                                                         ----------------------   | ---------------------
                                                                                                  |
Cash flows from investing activities:                                                             |
    Cash paid for acquisitions                                                         (10,367)   |                    --
    Capital expended for property and equipment, net                                    (5,272)   |                  (754)
    Investments in affiliates                                                              (75)   |                    --
                                                                         ----------------------   | ---------------------
                                                                                                  |
          Net cash used in investing activities                                        (15,714)   |                  (754)
                                                                         ----------------------   | ---------------------
                                                                                                  |
Cash flows from financing activities:                                                             |
    Borrowings from related party                                                           --    |                 2,517
    Repayment of principal and interest to related party                                (3,402)   |                    --
    Decrease in income taxes payable, related party                                     (1,606)   |                    --
    Borrowing on note payable to bank                                                   24,500    |                    --
    Repayment of note payable                                                           (3,535)   |                    --
    Repayments of principal portion of capital lease                                              |
      obligation                                                                           (11)   |                  (128)
                                                                         ----------------------   | ---------------------
                                                                                                  |
          Net cash provided by financing activities                                     15,946    |                2,389
                                                                         ----------------------   | ---------------------
                                                                                                  |
          Net decrease in cash and cash equivalents                                     (4,156)   |                  (153)
                                                                                                  |
Cash and cash equivalents, beginning of period                                           7,915    |                   986
                                                                         ----------------------   | ---------------------
                                                                                                  |
Cash and cash equivalents, end of period                                $                3,759    |                   833
                                                                         ======================   | =====================


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


(1)      Organization

         TCI Music, Inc. ("TCI Music" or the "Company") was incorporated on January 21, 1997, and on January 24, 1997 one share of TCI Music Series B common stock, $.01 par value per share ("TCI Music Series B Common Stock"), was issued to Tele-Communications, Inc. ("TCI") for a capital contribution of $1. On July 11, 1997, DMX Inc. ("DMX") and TCI Music consummated a merger pursuant to an Agreement and Plan of Merger, dated February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997 (the "DMX Merger Agreement"), among DMX, TCI, TCI Music, and TCI Merger Sub ("Merger Sub"), a wholly-owned subsidiary of TCI Music, whereby Merger Sub was merged with and into DMX (the "DMX Merger"), with DMX as the surviving corporation, and TCI Music became the successor registrant to DMX. The DMX Merger was deemed effective July 1, 1997 for accounting purposes. See note 3.

         TCI Music has three classes of stock outstanding at June 30, 1998, the TCI Music Series A Convertible Preferred Stock, $.01 par value per share ("TCI Music Preferred Stock"), TCI Music Series A Common Stock, $.01 par value per share ("TCI Music Series A Common Stock") and TCI Music Series B Common Stock, $.01 par value per share. The TCI Music Series A Common Stock, the TCI Music Series B Common Stock and the TCI Music Preferred Stock are collectively referred to as the "TCI Music Stock". TCI beneficially owns approximately 4.8% of the outstanding TCI Music Preferred Stock, 36.9% of the outstanding shares of TCI Music Series A Common Stock and 100% of the outstanding shares of TCI Music Series B Common Stock, which collectively represents approximately 80.7% of the outstanding shares of TCI Music Stock, representing 97.4% of the voting power of the outstanding shares of TCI Music Stock, in each case assuming conversion of the TCI Music Preferred Stock.

         Basis of Presentation

         In the accompanying financial statements and in the following text, references are made to DMX and TCI Music. The consolidated statements of operations for the six months and three months ended June 30, 1997 reflect the consolidated results of operations of DMX and is referred to as "DMX" (the predecessors' operations). The financial statements as of December 31, 1997 and for the six months and three months ended June 30, 1998 reflect the consolidated results of operations and financial condition of TCI Music. All significant intercompany accounts and transactions have been eliminated for the periods presented. As a result of the DMX Merger, the consolidated financial information for the periods after the DMX Merger are presented on a different cost basis than that for the periods before the DMX Merger and, therefore, are not comparable.

         The accompanying interim consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial information for the six months and three months ended June 30, 1998 and 1997 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual report filed on Form 10-K for the year ended December 31, 1997.

         Reclassifications

         Certain reclassifications of prior period amounts have been made to conform to the current year's reporting format.



                                      I-6                           (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


         Derivative Financial Instruments

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures on net investments in foreign operations. As of June 30, 1998, the Company has not entered into any derivative contracts nor does it hold any derivative financial instruments. The TCI right described in note 3 is not considered a derivative instrument under SFAS 133 as it is indexed to the price of TCI Music Series A Common Stock and is classified as a component of additional paid in capital. Therefore, SFAS 133 will not have a material impact on the Company's consolidated results of operations or financial position.

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


(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $2,254,000 and $319,000 for the six months ended June 30, 1998 and 1997, respectively. Cash paid for taxes for periods presented was not material.

         Significant noncash investing and financing activities are as follows for the period ended June 30, 1998 (amounts in thousands):

          Cash paid for acquisitions:
             Fair value of assets acquired                                                $     2,509
             Net liabilities assumed                                                           (1,123)
             Equity interest issued to acquired entities                                       (2,730)
             Debt issued                                                                         (775)
             Excess of cost paid over fair value of net assets acquired                        12,486
                                                                                          -----------
                Cash paid for acquisitions                                                $    10,367
                                                                                          ===========

          Noncash accretion of stockholders' put option (note 3)                          $     2,425
                                                                                          ===========

(3)      Mergers and Related Transactions

         DMX Merger

         In connection with the DMX Merger, TCI and TCI Music entered into a Contribution Agreement dated July 11, 1997, as amended by the Amended and Restated Contribution Agreement (the "Amended Contribution Agreement"). Pursuant to the Amended Contribution Agreement: (i) TCI Music issued to

                                      I-7                           (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


         TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of TCI Music Series B Common Stock, and a promissory note in the amount of $40 million (repaid on December 30, 1997), (ii) TCI is required to deliver, or cause certain of its subsidiaries to deliver, to TCI Music monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"), which represent revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to certain cable subscribers who receive the DMX service (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to the Affiliation Agreement); and compensation to TCI Music and DMX for various other rights; (iii) TCI contributed to TCI Music certain digital commercial tuners that are not in service, and (iv) TCI granted to each stockholder of DMX who became a stockholder of TCI Music pursuant to the DMX Merger one right (a "TCI Right") with respect to each whole share of TCI Music Series A Common Stock acquired by such stockholder in the DMX Merger pursuant to the terms of the Rights Agreement among TCI, TCI Music and the Bank of New York (the "Rights Agreement"). Each TCI Right entitles the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock at a purchase price of $8.00 per share, payable at the election of TCI, in cash, a number of shares of TCI Group Series A Common Stock, having an equivalent value or a combination thereof, if during the one year period beginning on July 11, 1997, the effective date of the DMX Merger, the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days. The TCI Rights are exercisable from July 11, 1998 through August 13, 1998. On June 23, 1998, TCI elected to pay the holders of TCI Rights $8.00 in cash for each share of TCI Music Series A Common Stock, with respect to which such rights are exercised. Accordingly, the TCI Rights will expire on August 13, 1998 pursuant to the Rights Agreement. The Shares of TCI Music Series A Stock issued in the DMX Merger are quoted together with the associated TCI Rights on the Nasdaq SmallCap Market under the symbol "TUNE".

         The number of shares of TCI Music Series A Common Stock and TCI Rights issued were based upon DMX Common Stock ownership as of June 30, 1997. The estimated fair value of the consideration issued to stockholders not controlled by TCI ("Unaffiliated Stockholders") in the DMX Merger was accreted to the value of $8.00 per share (the equivalent of $2.00 per share of DMX Common Stock) during the one-year period beginning on the effective date of the DMX Merger. Such accretion is reflected as an increase in excess cost with a corresponding increase to additional paid-in capital. The TCI Rights have been fully accreted as of June 30, 1998.

         The Box Merger

         Effective December 16, 1997, The Box Worldwide Inc. ("The Box") and TCI Music consummated a merger pursuant to an Agreement and Plan of Merger, dated August 12, 1997 (the "Box Merger Agreement"), among The Box, TCI Music, and TCI Music Acquisition Sub, Inc., a wholly-owned subsidiary of TCI Music, whereby TCI Music Acquisition Sub, Inc. was merged into The Box (the "Box Merger"), with The Box as the surviving corporation and a wholly-owned subsidiary of TCI Music.

         Pursuant to the Box Merger Agreement, each of the 24,892,623 outstanding shares of common stock of The Box were converted into the right to receive 0.07 of a share of TCI Music Preferred Stock and cash in lieu of fractional shares of TCI Music Preferred Stock. Each share of TCI Music Preferred Stock is convertible at the option of the holder into three shares of TCI Music Series A Common Stock without associated TCI Rights, subject to certain antidilution adjustments and certain adjustments for dividends and distributions, if any. Each share of TCI Music Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the TCI Music Series A Common Stock and to the number of votes equal to the number of shares of TCI Music Series A Common Stock into which such share is convertible as of the record date for the matter to be voted upon. The Box's 6% Convertible Redeemable Preferred Stock, par value $.15 per share and stated value of $1.50 per share ("Box Preferred Stock"), was purchased by the Company for $2,652,000. The shares of TCI Music Series A Common Stock into which the TCI Music Preferred Stock is convertible will be eligible for quotation on the NASDAQ SmallCap Market under the symbol "TUNE" after the TCI Rights terminate on August 13, 1998, provided that the company continues to meet the maintenance requirement of the Nasdaq SmallCap Market.


                                      I-8                           (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)



         The Company has performed a preliminary allocation of the purchase price to excess cost over the fair value of net assets acquired as the net book values of The Box's assets and liabilities were estimated to approximate their respective fair values, and is awaiting information and evaluation at which point it will finalize such allocation.

         Paradigm Merger

         Effective December 31, 1997, Paradigm Music Entertainment Company ("Paradigm") and TCI Music consummated a merger pursuant to an Agreement and Plan of Merger, dated December 8, 1997 (the "Paradigm Merger Agreement"), among Paradigm, TCI Music and TCI Para Merger Sub, Inc., ("TCI Para Merger Sub"), a wholly-owned subsidiary of TCI Music, whereby TCI Para Merger Sub was merged into Paradigm (the "Paradigm Merger"), with Paradigm as the surviving corporation and a wholly-owned subsidiary of TCI Music.

         Pursuant to the Paradigm Merger Agreement, each outstanding share of common stock of Paradigm ("Paradigm Common Stock") was converted into the right to receive 0.61217 of a share, and each outstanding warrant to acquire shares of Paradigm Common Stock was converted into the right to receive, for each share of Paradigm Common Stock underlying such warrants, 0.211878 of a share of TCI Music Series A Common Stock without the TCI Rights and cash in lieu of fractional shares. The shares of TCI Music Series A Common Stock issued in the Paradigm Merger do not have the associated TCI Rights attached and will be eligible for quotation on the Nasdaq SmallCap Market under the symbol "TUNE" after the TCI Rights terminate on August 13, 1998, provided that the Company continues to meet the maintenance requirements of the Nasdaq SmallCap Market.

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

         Other Acquisitions

         During the six months ended June 30, 1998 the Company acquired owned and operated commercial subscriber businesses. Funding for these acquisitions was provided by borrowings from the revolving loan agreement totaling $10.4 million and issuance of 381,754 shares of TCI Music Series A Common Stock.

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

         DMX-E ceased operation on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation on July 18, 1997. DMX-E NV, although inactive since July 1, 1997, was placed into receivership on December 23, 1997. Accordingly, the accompanying balance sheets as of June 30, 1998 and December 31, 1997 and the statements of operations for the six months and three months ended June 30, 1998 and cash flows for the six months ended June 30, 1998 give effect to the deconsolidation of DMX-E.



                                      I-9                           (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


(5)      Related Party Transactions

         Pursuant to an Amended and Restated Contribution Agreement between TCI and TCI Music to be effective as of July 1, 1997 (the "Amended Contribution Agreement") TCI is required to deliver, or cause certain of its subsidiaries to deliver, to TCI Music monthly revenue payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"). Pursuant to the Amended Contribution Agreement, the Annual TCI payments represent (i) revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to certain cable subscribers (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to the Affiliation Agreement) and
         (ii) compensation to TCI Music and DMX for various other rights. During the six months ended June 30, 1998, TCI Music recognized $10 million of subscriber fee revenue and $1 million, which was charged to operating expense pursuant to the Amended Contribution Agreement.

         Pursuant to an affiliation agreement (the "Affiliation Agreement") between Satellite Services, Inc., a wholly-owned subsidiary of TCI ("SSI") and DMX effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute the DMX service to commercial and residential customers for a 10-year period in exchange for licensing fees paid by SSI to DMX. Under the Affiliation Agreement, SSI will pay an annual fee to DMX of $8,500,000 for the initial three years, subject to adjustment annually (beginning July 1, 1998) by the percentage change in the CPI for the prior year and for changes in the number of subscribers, as a result of divestiture or acquisition of cable systems. During the fourth through tenth years of the term of the Affiliation Agreement, the annual fee will be further adjusted on a monthly basis upward or downward, as the case may be, based on an increasing percentage of the increase in actual number of subscribers above or below a specified number of residential and commercial subscribers, provided that such fees cannot be reduced below a specified minimum license fee, which minimum fee is decreased each year in years four through ten. For the six months ended June 30, 1998, the Company recognized $4.3 million of licensing fees, which is included in subscriber fee revenue, related party.

         On February 6, 1997 the Company entered into a loan and security agreement with TCI which provided $3.5 million. The loan was paid in full on March 2, 1998.

         The Company has an equipment lease with the National Digital Television Center, Inc. ("NDTC"), a subsidiary of TCI, for the equipment at the studio and uplinking facility in Littleton, Colorado. The outstanding principal balance of the capital lease obligation at June 30, 1998 and December 31, 1997 was approximately $933,000 and $1,171,000, respectively, with terms that extend through the year 2000, at an interest rate of 9.5% per annum. The related studio equipment had a net book value of approximately $509,000 and $728,000 at June 30, 1998 and December 31, 1997, respectively, and is included in property and equipment in the accompanying consolidated balance sheets. Additionally the Company leases certain office space and uplinking and satellite services from NDTC. Total expenses under these leases were $2,615,000 and $1,052,000 for the six months ended June, 1998 and 1997, respectively and are included in operating expenses, related party and selling, general and administrative expenses, related party.

                                      I-10                          (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)



         The components of related party debt at June 30, 1998 and December 31, 1997, respectively, were as follows (amounts in thousands):

                                                                                Accrued
                                                                  Principal     interest          Total
                                                                ------------   -----------     -----------
                   June 30, 1998
                     Capital lease obligation                   $        933  |         23  |          956
                                                                ============  |===========  |  ===========
                                                                              |             |
                   December 31, 1997                                          |             |
                     $3.5 million equipment loan                 $     3,117  |         32  |        3,149
                     Capital lease obligation                          1,171  |         39  |        1,210
                                                                 -----------  |-----------  |   ----------
                                                                 $     4,288  |         71  |        4,359
                                                                 ===========  |===========  |  ===========

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


(6)      Intangible Assets

         The balance of intangible assets as of June 1998 principally consists of the excess of cost over the fair value of the net assets acquired in the acquisitions of DMX, The Box and Paradigm (see note 3). Such intangibles are being amortized over a 10 year period.


 (7)     Debt

         On December 30, 1997 the Company entered into a revolving loan agreement (the "Revolving Loan Agreement") with several banks, which provides for borrowings up to $100 million. Interest on borrowings under the agreement is tied to London Interbank Offered Rate ("LIBOR"), plus an applicable margin dependent upon the Company's leverage ratio, (as defined in the Revolving Loan Agreement), for the preceding quarter or at the bank's base rate. The Revolving Loan Agreement matures on June 30, 2005 with principal reductions beginning semi-annually on June 30, 2000 based on a scheduled percentage of the total commitment. A commitment fee is charged on the unborrowed portion of the Revolving Loan Agreement commitment, $22.3 million as of June 30, 1998, ranging from .25% to .375% based upon the leverage ratio for the preceding quarter. Included in accrued liabilities are $216,000 and $13,000 at June 30, 1998 and December 31, 1997, respectively, of accrued interest on the revolving loan.

         The Company assumed debt consisting of two auto loans and a lease obligation, and issued three notes payable to former owners in connection with acquisitions made during the six months ended June 30 1998. The notes bear interest ranging from 5% to the Prime Rate and are all classified as current in the accompanying consolidated balance sheet. The balance of the debt is $611,000 at June 30, 1998.

         In connection with the Paradigm Merger, the Company assumed debt consisting of two bridge loans and a note payable to an individual. The notes bear interest at 10% per annum and were paid in full, including accrued interest, in January 1998. The balance of the debt is $44,000 at June 30, 1998.

         The fair market value of TCI Music's debt approximated its carrying value at June 1998.


                                      I-11                          (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


(8)      Stockholders' Equity

         Stock Options and Stock Appreciation Rights

         Estimates of the compensation relating to options and/or stock appreciation rights granted to employees of TCI Music and members of the Board have been recorded in the accompanying financial statements, but are subject to future adjustment based upon vesting and the market value of TCI Music Series A Common Stock and, ultimately, on the final determination of market value when the rights are exercised. The payable or receivable arising from the compensation related to the options and/or stock appreciation rights is included in other liabilities.

         Capital Stock

         The Company has the authority to issue 500 million shares of capital stock consisting of (i) 295 million shares of TCI Music Series A Common Stock; (ii) 200 million shares of TCI Music Series B Common Stock; and
         (iii) 5 million shares of TCI Music preferred stock. The TCI Music Series A Common Stock and TCI Music Series B Common Stock are identical except for voting and conversion rights. Each share of TCI Music Series A Common Stock entitles the holder to one vote and each share of TCI Music Series B Common Stock entitles the holder to ten votes, on each matter submitted to stockholders for a vote. Each share of TCI Music Series B Common Stock is convertible, at the option of the holder, at any time into one share of TCI Music Series A Common Stock. The TCI Music Series A Common Stock is not convertible into TCI Music Series B Common Stock.


         Earnings (Loss) Per Common and Potential Common Share

         Basic earnings per share ("basic EPS") is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share ("diluted EPS") is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect are excluded from diluted EPS.

         The basic and diluted loss attributable to TCI Music and DMX stockholders per common share was computed by dividing the net loss attributable to TCI Music and DMX stockholders by the weighted average number of common shares outstanding of TCI Music and DMX stock for the six months and three months ended June 30, 1998 and 1997. Potential common shares were not included in the computation of weighted shares outstanding because their inclusion would be anti-dilutive.

         At June 30, 1998, there were 5.1 million potential common shares consisting of performance awards that could potentially dilute future EPS calculations in periods of net income. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by TCI Music upon exercise of the fixed and nonvested performance awards. No material changes in the weighted average outstanding shares or potential common shares occurred after June 30, 1998.


                                      I-12                          (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


(9)      Commitments and Contingencies

         Year 2000

         During the six months ended June 30, 1998, TCI continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of the Company's products and services, systems that support operations of the Company and protect its assets, and all internal use software. The Company is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to TCI's executive management, to identify and remediate or replace systems for year 2000 readiness.

         During the six months ended June 30, 1998, TCI began the process of testing and replacing or remediating critical components of its cable systems' headend equipment, which is critical to TCI Music's ability to earn revenue from the distribution of its services. Although no assurance can be given, TCI expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. The Company's business and financial systems and software which will continue to be utilized by the Company beyond the year 1999 should be capable of recognizing the year 2000 and therefore will not require material remediation or replacement.

         Significant third party vendors whose systems are critical to the Company's operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. Also, the Company has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of the Company's products and services to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

         Management of the Company intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Company if such vendors fail to remediate their year 2000 issues. The Company continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness.

         Management of the Company has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on the Company's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $400,000. Although there can be no assurance, the Company anticipates that the costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there can be no assurance that the Company's systems or the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

         Lease Agreement

         On July 17, 1998, DMX entered into a four year transponder lease agreement with Microspace Communications Corporation beginning January 1, 1999 for the sublease of transponder space on the Galaxy IIIR Ku-band satellite operated by PanAmSat Corporation to allow DMX to deliver two channels of DMX music programming formerly provided by 3M. The aggregate payments over the term of the lease amount to $1.1 million.

                                      I-13                          (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


         Vendor Commitments

         DMX and Scientific-Atlanta, Inc. ("S-A"), had an agreement with respect to the manufacture, distribution and servicing of the DM-2000 tuners and DMX.DJ's. DMX was not obligated to purchase or guarantee the purchase of any minimum number of tuners or DMX.DJ's, and S-A was the exclusive tuner manufacturer in the United States and Canada and earned a royalty of approximately five percent (5%) of DMX's premium audio service revenues until August 1996. No payments are required until DMX achieves "operating break-even", as defined in the agreement with S-A.

         Accrued Music Rights Royalties

         DMX and The Box license rights to re-record and distribute music from a variety of sources and pay royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and the Society of European Stage Authors and Composers ("SESAC"). DMX has separate agreements with ASCAP, BMI and SESAC for residential and commercial distribution. The Box has separate agreements with ASCAP, BMI, and various similar international organizations. Certain of the agreements are being negotiated on an industry wide basis mainly over new rate structures that may require retroactive rate increases. DMX and The Box have continued to accrue royalties that are under negotiations based on their best estimates, after consultation with counsel and consideration of the terms and rates of the expired contracts.

         The Digital Performance Right in Sound Recordings Act of 1995 ("1995 Act") establishes the right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings by means of subscription services. The 1995 Act provides a compulsory license for noninteractive subscription services. An arbitration proceeding before the United States Copyright Office to determine the statutory license royalty rate to be paid under the 1995 Act by DMX and other digital music residential subscription services on services transmitted to non-business subscribers commenced August 2, 1996. The royalty rate will be retroactive to February 1996. Effective May 8, the Librarian of Congress, upon recommendation of the Register of Copyrights, issued an order setting the royalty rate at 6.5%. The Recording Industry Association of America ("RIAA") has appealed the order, and, DMX has been granted the right to intervene. If the Company is required to pay a license royalty rate on a retroactive basis in excess of 6.5% as a result of negotiations with the RIAA, no assurance can be given that such outcome will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

         Parent Guarantees

         As described in note 4, "Investment in and Disposition of DMX-Europe N.V. and Subsidiary", DMX-E ceased operations and DMX-E UK was put into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-Europe N.V. has been inactive since July 1, 1997, and was placed into receivership on December 23, 1997. As a result claims may be filed under the following guarantees.

         The Company has guaranteed certain contracts of DMX-E related to DMX-E's uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against the Company under the guarantees. During the six months ended June 30, 1998, the company paid a $1.3 million claim to an affiliated company under the guaranty of DMX-E's obligation in accordance with a satellite uplink services agreement. Such claim is reflected in the accompanying consolidated statement of operations as of June 30, 1997. The Company has also guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation GmbH ("Selco"), and the related side letter agreement (the "Selco Agreement"). The Company cannot estimate the amount of any potential claims at this time under such guarantee.


                                      I-14                          (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)



         DMX has received a letter from counsel for Selco requesting that DMX make a proposal to settle claims alleged by Selco for damages in the amount of approximately $3.5 million with respect to a guaranty by DMX of obligations of DMX-E N.V. under the Selco Agreement. TCI Music cannot estimate or determine the extent of any liability, based on the facts available as of the date of this Form 10-Q, whether Selco will continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether DMX will be held liable for any material amount.

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


(10)     Proposed Merger

         TCI and AT&T Corp. ("AT&T") have agreed to a merger (the "Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998. In the Merger, TCI will become a wholly-owned subsidiary of AT&T.

         In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group (the "Liberty/Ventures Combination"). Assuming the Liberty/Ventures Combination occurs prior to the merger, the shares of "Liberty/Ventures Stock" to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to the "Liberty/Ventures Group." Subject to certain asset transfers, the Liberty/Ventures Group following the Merger will be made up of the corporations, partnerships and other entities and interests, including TCI Music, which comprise Liberty Media Group and TCI Ventures Group at the time of the Merger. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group and its affiliates, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         Consummation of the Merger is subject to the satisfaction or waiver of customary conditions to closing, including but not limited to, the separate approvals of the stockholders of AT&T and TCI, receipt of all necessary governmental consents and approvals, and effectiveness of the registration statement registering the AT&T Common Stock and Liberty/Ventures Stock to be issued to TCI stockholders in the Merger. As a result, there can be no assurance that the Merger will be consummated or, if the Merger is consummated, as to the date of such consummation.

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

                  Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company has interests or operations; uncertainties inherent in new business strategies, uncertainties inherent in the Company's year 2000 remediation efforts, new product launches and development plans; rapid technological changes; development and provisions of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

         Year 2000

                  During the six months ended June 30, 1998, TCI continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of the Company's products and services, systems that support operations of the Company and protect its assets, and all internal use software. The Company is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to TCI's executive management, to identify and remediate or replace systems for year 2000 readiness.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)



                  During the six months ended June 30, 1998, TCI began the process of testing and replacing or remediating critical components of its cable systems' headend equipment, which is critical to TCI Music's ability to earn revenue from the distribution of its services. Although no assurance can be given, TCI expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. The Company's business and financial systems and software which will continue to be utilized by the Company beyond the year 1999 should be capable of recognizing the year 2000 and therefore will not require material remediation or replacement.

                  Significant third party vendors whose systems are critical to the Company's operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. Also, the Company has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of the Company's products and services to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

                  Management of the Company intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Company if such vendors fail to remediate their year 2000 issues. The Company continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness.

                  Management of the Company has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on the Company's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $400,000. Although there can be no assurance, the Company anticipates that the costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there can be no assurance that the Company's systems or the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

         Revenue

                  Total revenue, increased to $40.3 million for the six months ended June 30, 1998 from $11.4 million for the six months ended June 30, 1997. The $28.9 million increase was attributed to $10.0 million of revenue from sales of DMX services to TCI's residential and commercial subscribers (the "Annual TCI Payments") as a result of the DMX Merger and pursuant to a Contribution Agreement dated July 11, 1997, as amended by the Amended and Restated Contribution Agreement (the "Amended Contribution Agreement"), $11.5 million of viewer and advertising revenue from The Box as a result of The Box Merger which was effective December 16, 1997, $1.5 million of other revenue as a result of the Paradigm Merger which was effective December 31, 1997, and increased subscriber revenue of $5.6 million from DMX primarily resulting from continued growth in its residential and commercial subscriber bases and expansion into and acquisitions of businesses in six new markets, which occurred in the last quarter of the fiscal year 1997 through the first quarter of 1998. In the last quarter of the fiscal year 1997, DMX expanded its owned and operated commercial sales business to Miami, Florida, Atlanta, Georgia, and Phoenix, Arizona. During the first quarter of 1998, DMX acquired owned and operated operations in Massachusetts, Minnesota and Northern California. During the second quarter of 1998, no such acquisitions occurred. Additionally, DMX increased other revenue by $1.8 million primarily from equipment and installation sales attributable to the increased subscriber base. Offsetting the increase in revenue was $1.5 million resulting from the de-consolidation of DMX-Europe N.V. ("DMX-E NV") and its subsidiary DMX-Europe (UK) Limited ("DMX-E UK", and together with DMX-E NV, "DMX-E") as of June 30, 1997.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


                  Total revenue increased to $21.6 million for the three months ended June 30, 1998 from $5.9 million for the three months ended June 30, 1997. The $15.7 million increase was attributed to $5.0 million of revenue from the Annual TCI Payments, $6.1 million of viewer and advertising revenue from The Box as a result of the Box Merger, $1.0 million of other revenue as a result of the Paradigm Merger, and increased subscriber revenue of $3.3 million from DMX primarily resulting from growth in its commercial subscriber base and expansion into new markets as described above. Additionally, DMX increased other revenue by $1.0 million primarily from equipment and installation sales attributable to the increased subscriber base. Offsetting the increase in revenue was $700,000 resulting from the de-consolidation of DMX-E as of June 30, 1997.

         Operating Expenses

                  Operating expenses, exclusive of DMX-E NV operating expenses of $5.4 million for the six months ended June 30, 1997, increased to $11.1 million for the six months ended June 30, 1998 from $5.7 million for the six months ended June 30, 1997. The $5.4 million increase was comprised of the increase in related party operating expenses of $1.7 million, which represented fees of $1.0 million paid to TCI as compensation for services rendered in generating the Annual TCI Payments pursuant to the Amended Contribution Agreement and The Box payment of a related party charge for uplink and affiliated fees amounting $700,000, and an increase in operating expenses - other of $3.7 million which primarily represented the inclusion of The Box and Paradigm operating expenses of $3.3 million and $400,000, respectively, for the current period.

                  Operating expenses, exclusive of DMX-E, of $2.8 million for the three months ended June 30, 1997, increased to $5.6 million for the three months ended June 30, 1998 from $3.0 million for the three months ended June 30, 1997. The $2.6 million increase was comprised of the increase in related party operating expenses of $800,000 which represented fees of $400,000 paid to TCI as compensation for services rendered in generating the Annual TCI Payments pursuant to the Amended Contribution Agreement and The Box payment of a related party charge of $400,000 for uplink and affiliate fees, and an increase in operating expenses - other which primarily represented the inclusion of the Box and Paradigm operating expenses of $1.6 million and $200,000, respectively, for the current period.

         Selling, General and Administrative Expenses

                  Selling, general and administrative expenses increased to $26.4 million for the six months ended June 30, 1998 from $7.4 million for the six months ended June 30, 1997. The $19.0 million increase primarily represented additional corporate, general and administrative expenses of $1.9 million as a result of expansion of the Company, The Box selling, general and administrative expenses of $10.6 million, Paradigm selling, general and administrative expenses of $4.5 million, and an increase in DMX selling, general and administrative expenses of $2.0 million attributed to an increase in personnel associated with DMX's growth in subscriber revenues and expansion related to the commercial businesses' six market launch.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


                  Selling, general and administrative expenses increased to $14.9 million for the three months ended June 30, 1998 from $4.3 million for the three months ended June 30, 1997. The $10.6 million increase primarily represented additional corporate, general and administrative expenses of $1.1 million as a result of expansion of the Company, The Box selling, general and administrative expenses of $6.3 million, Paradigm selling, general and administrative expenses of $2.3 million, and an increase in DMX selling, general and administrative expenses of $900,000, attributed to an increase in personnel associated with DMX's growth in subscriber revenues and expansion related to the commercial businesses' six market launch.

         Depreciation and Amortization

                  Depreciation and amortization expense increased to $10.8 million for the six months ended June 30, 1998 from $1.2 million for the six months ended June 30, 1997. Such increase is primarily attributable to an increase in the balance of property and equipment and intangibles resulting from the DMX Merger, the Box Merger, the Paradigm merger, and the acquisitions made during the first quarter of 1998. Depreciation and amortization expense increased to $5.6 million for the three months ended June 30, 1998 from $596,000 for the three months ended June 30, 1997. Such increase is primarily attributable to an increase in the balance of property and equipment and intangibles resulting from the DMX Merger, the Box Merger, the Paradigm Merger, and the acquisitions made during the first quarter of 1998.

         Inventory Writedown

                  During the second quarter of 1998, certain digital commercial tuners were written down by $1.1 million as a result of physical inventory adjustments at the field locations and pricing adjustments to lower of cost or market.

         Operating Expenses and Disposal of DMX-E

                  DMX-E NV and DMX-E UK ceased operations on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-E NV has been inactive since July 1, 1997 and entered liquidation proceedings in December 1997. DMX-E has been de-consolidated since June 30, 1997. The loss on disposal of DMX-E of $1.7 million recorded for the three months and for the six months ended June 30, 1997 represented the writedown of assets to their net realizable values.

         Liquidity and Capital Resources

                  The decrease in cash of $4.2 million for the six months ended June 30, 1998 was the net result of funds used in operating activities of $4.4 million and net funds provided by financing activities of $15.9 million offset by cash used in investing activities of $15.7 million, including the growth and acquisitions of the owned and operated commercial subscriber businesses which expanded the DMX business into six new markets. For additional information concerning the cash flow of TCI Music, see the consolidated cash flow statement included in the accompanying consolidated financial statements. A significant portion of the Company's revenue is derived from the Annual TCI Payments. For additional information concerning the Annual TCI Payments, see note 5 to the accompanying consolidated financial statements. TCI Music believes that cash provided by the Annual TCI Payments and the available capacity of $22.3 million, pursuant to the Revolving Loan Agreement as of June 30, 1998 will provide adequate sources of liquidity for the next year. For additional information concerning the Revolving Loan Agreement, see note 7 to the accompanying consolidated financial statements.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


                  At June 30, 1998, the Company had $77.7 million of variable-rate debt. Accordingly, in an environment of rising interest rates, the Company expects that it would experience an increase in interest expense.

                  As described in notes 4 and 9 to TCI Music's consolidated financial statements and as discussed above, DMX-E has ceased operations on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-E NV entered into liquidation proceedings in December 1997. During the three months ended June 30, 1998, the company paid a $1.3 million claim to an affiliated company under the guaranty of DMX-E's obligation in accordance with a satellite uplink services agreement. Such claim is reflected in the accompanying consolidated statement of operations for the six months ended June 30, 1997.

                  The Company accrues music rights royalties at 6.5 percent. If the company is required to pay a license royalty rate on a retroactive basis in excess of 6.5 percent as a result of negotiations with the RIAA, no assurance can be given that such outcome will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION



Item 2.    Changes in Securities.

           None

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)



Item 6.    Exhibits and Reports on Form 8-K.

         (a)  Exhibits -
              3.2        By Laws of TCI Music, as amended July 13, 1998
              (27)       TCI Music, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1998:

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TCI MUSIC, INC.





Date:   August 12, 1998        By:   /s/ Thomas McPartland
                                     ----------------------
                                         Thomas McPartland
                                          President and
                                          Chief Executive Officer



Date:   August 12, 1998        By:   /s/ Ralph J. Sorrentino
                                     ------------------------
                                         Ralph J. Sorrentino
                                           Executive Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

           Exhibit No.            Description
           -----------            -----------

              3.2        By Laws of TCI Music, as amended July 13, 1998

              (27)       TCI Music, Inc. Financial Data Schedule