Form 10-Q
period 1998-09-30
TCI MUSIC INC
filed 1998-11-12
CIK 1040449

    As Filed with the Securities and Exchange Commission on November 12, 1998



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

 For the transition period from _______________________ to ____________________

Commission File No. 0-22815

                                 TCI MUSIC, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of Delaware                                84-1380293
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    67 Irving Place North, 4th Floor
             New York, NY                                        10003
----------------------------------------                   -----------------
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

     The number of shares outstanding of the Registrant's common stock as of October 31, 1998 was 18,858,416.

PART I - FINANCIAL STATEMENTS

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                             September  30,            December 31,
                                                                                 1998                      1997
                                                                             --------------            ------------
                                                                                        amounts in thousands
                                Assets
Current assets:
   Cash and cash equivalents                                                  $        5,950         $          7,915

   Trade receivables:
     Unaffiliated                                                                     11,806                    6,275
     Related party (note 5)                                                            2,490                    2,530
     Allowance for doubtful accounts                                                    (958)                    (563)
                                                                              ---------------        ----------------
                                                                                      13,338                    8,242

   Prepaid expenses and other                                                          2,050                    2,993

   Equipment inventory                                                                 6,902                    6,713
                                                                              --------------         ----------------

                  Total current assets                                                28,240                   25,863
                                                                              --------------         ----------------

Investment in affiliates,
    accounted for under the equity method                                                941                    1,201

Property and equipment:
     Furniture and equipment                                                          15,587                    7,024
     Leasehold improvements                                                              571                      543
     Studio equipment                                                                  7,839                    5,599
     Other equipment                                                                   2,011                    1,435
                                                                              --------------         ----------------
                                                                                      26,008                   14,601
     Less accumulated depreciation                                                    (5,045)                  (1,113)
                                                                              --------------         ----------------
                                                                                      20,963                   13,488

Intangible assets, at cost, net of accumulated amortization (note 6)                 159,726                  152,041

Other assets, at cost, net of accumulated amortization                                 4,238                    2,134
                                                                              --------------         ----------------

                                                                              $      214,108         $        194,727
                                                                              ==============         ================

                                                                     (continued)

                                                                         September 30,             December 31,
                                                                             1998                      1997
                                                                         --------------            ----------------
                                                                                   amounts in thousands
                Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                      $        2,851            $          4,390
   Accrued liabilities                                                           13,338                      10,561
   Accrued loss on disposal - DMX-Europe N.V.
       (notes 4 and 9)                                                            1,469                       2,827
   Deferred revenue                                                                  63                         186
   Other notes payable (note 7)                                                     999                       3,354
   Income taxes payable, related party (note 5)                                   1,408                       1,762
                                                                         --------------            ----------------
                                                                                 20,128                      23,080

Negative investment in DMX-Europe N.V.
       (notes 4 and 9)                                                            9,058                       9,058
                                                                         --------------            ----------------

       Total current liabilities                                                 29,186                      32,138

Debt:
   Unaffiliated (note 7)                                                         88,180                      53,236
   Related party, including accrued interest (note 5)                               805                       4,359
Deferred income taxes                                                               187                       2,811
Other liabilities (note 9)                                                        3,158                       2,357
                                                                         --------------            ----------------

       Total liabilities                                                        121,516                      94,901
                                                                         --------------            ----------------

TCI Music, Inc. redeemable convertible preferred
    stock, $.01 par value; Authorized 5,000,000
    shares; Issued  1,616,591 shares in 1998 and
    1,742,484 shares in 1997; $33,079,000 and
    $35,490,000 liquidation preference and
    redemption value in 1998 and 1997, respectively                              33,986                      35,588
                                                                         --------------            ----------------

Stockholders' equity (note 8):
   TCI Music, Inc. common stock:
       Series A Common Stock, $.01 par value;
           Authorized 295,000,000 shares;
           Issued 18,858,416 shares in 1998 and
            18,098,983 shares in 1997                                               189                         181
       Series B Common Stock, $.01 par value;
           Authorized 200,000,000 shares;
           Issued 62,500,000 shares                                                 625                         625
    Paid-in capital                                                              73,915                      63,899
    Accumulated deficit                                                         (16,230)                       (465)
    Accumulated other comprehensive income (loss)                                   107                          (2)
                                                                         --------------            ----------------

      Total stockholders' equity                                                 58,606                      64,238
                                                                         --------------            ----------------

Commitments and contingencies (note 9)
                                                                         $      214,108            $        194,727
                                                                         ==============            ================

See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months              Nine Months          Three Months        Six Months
                                                    Ended                    Ended                Ended               Ended
                                                September 30,            September 30,        September 30,         June 30,
                                       --------------------------------  ----------------  ------------------- --------------------
                                              1998            1997             1998               1997                1997
                                       ---------------- ---------------  ----------------  ------------------- --------------------
                                          TCI Music       TCI Music          TCI Music         TCI Music               DMX
                                       ---------------- ---------------  ----------------  ------------------- --------------------
                                           (note 1)        (note 1)          (note 1)           (note 1)          (note 1)
                                                             amounts in thousands, except per share amounts
Subscriber fee revenue:
   Related party (notes 3 and 5)         $     7,840        $     7,042        $    23,919     $    7,042          $     4,517
   Unaffiliated                                5,184              3,133             14,354          3,133                4,909
                                         -----------        -----------        -----------     ----------          -----------
         Total subscriber revenue             13,024             10,175             38,273         10,175                9,426

Viewer revenue                                 3,218                 --              8,383             --                   --
Advertising revenue                            3,534                 --              9,841             --                   --
Other revenue                                  2,677                260              6,224            260                  487
Revenue - DMX-Europe N.V. (note 4)                --                 --                 --             --                1,527
                                         -----------        -----------        -----------     ----------          -----------
         Total revenue                        22,453             10,435             62,721         10,435               11,440
                                         -----------        -----------        -----------     ----------          -----------

Operating costs and expenses:
   Operating expenses:
       Related party (note 5)                  1,966              1,467              5,992          1,467                2,279
       Unaffiliated                            3,455              1,459             10,504          1,459                3,382
       DMX-Europe N.V. (note 4)                   --                 --                 --             --                5,412
   Selling, general and administrative        14,985              2,627             41,433          2,627                7,398
   Stock compensation                            127                178                369            178                   --
   Depreciation and amortization               6,491              3,004             17,298          3,004                1,198
   Writedown of inventories                       --                 --              1,102             --                   --
   Disposal of DMX-Europe N.V. (note 4)           --                 --                 --             --                1,738
                                         -----------        -----------        -----------     ----------          -----------
         Total operating costs                27,024              8,735             76,698          8,735               21,407
                                         -----------        -----------        -----------     ----------          -----------

       Operating income (loss)                (4,571)             1,700            (13,977)         1,700               (9,967)

Other income (expense):
   Interest expense:
       Unaffiliated, net                      (1,531)                18             (3,843)            18                  (22)
       Related party (note 5)                    (21)            (1,050)              (131)        (1,050)                (167)
       DMX-Europe N.V. (note 4)                   --                 --                 --             --                 (130)
                                         -----------        -----------        -----------     ----------          -----------
                                              (1,552)            (1,032)            (3,974)        (1,032)                (319)

   Share of (losses) earnings of
       affiliates                               (206)                78               (449)            78                  109
   Other, net                                    104               (253)               232           (253)                (198)
                                         -----------        -----------        -----------     ----------          -----------

       Income (loss) before income
         taxes                                (6,225)               493            (18,168)           493              (10,375)

Income tax benefit (expense)                     935               (333)             2,403           (333)                  --
                                         -----------        -----------        -----------     ----------          -----------

       Net income (loss)                 $    (5,290)       $       160        $   (15,765)    $      160          $   (10,375)

Accretion of redeemable convertible
         preferred stock                        (363)                --             (1,111)            --                   --
                                         -----------        -----------        -----------     ----------          -----------

       Net earnings (loss) attributable
         to common stockholder                (5,653)               160            (16,876)           160              (10,375)
                                         ===========        ===========        ===========     ==========          ===========

Comprehensive income (loss)              $    (5,196)       $       160        $   (15,656)    $      160          $   (10,328)
                                         ===========        ===========        ===========     ==========          ===========

See accompanying notes to consolidated financial statements

                                                Three Months              Nine Months          Three Months        Six Months
                                                    Ended                    Ended                Ended               Ended
                                                September 30,            September 30,        September 30,         June 30,
                                       --------------------------------  ----------------  ------------------- --------------------
                                              1998            1997             1998               1997                1997
                                       ---------------- ---------------  ----------------  ------------------- --------------------
                                          TCI Music       TCI Music          TCI Music         TCI Music               DMX
                                       ---------------- ---------------  ----------------  ------------------- --------------------
                                           (note 1)        (note 1)          (note 1)           (note 1)          (note 1)
                                                             amounts in thousands, except per share amounts
Net earnings (loss) attributable to
         common stockholder                   (5,653)               160            (16,876)           160              (10,375)
                                         ===========        ===========        ===========     ==========          ===========

Basic and diluted loss per common
         share                           $      (.07)       $        --        $      (.21)    $       --          $      (.17)
                                         ===========        ===========        ===========     ==========          ===========

Weighted average number of common
         shares                               81,049             77,397             81,049         77,397               59,587
                                         ===========        ===========        ===========     ==========          ===========


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                 Consolidated Statement of Stockholders' Equity
                      Nine Months ended September 30, 1998
                                   (Unaudited)


                                           Common Stock                                            Accumulated other
                                        ---------------------      Paid in      Accumulated      comprehensive losses,
                                        Series A     Series B      capital        deficit            net of taxes          Total
                                        --------     --------      --------     -----------      ----------------------  ---------
Balance at January 1, 1998              $    181     $    625      $ 63,899      $   (465)             $   (2)           $  64,238

Accretion of put option (note 2)              --           --         5,693            --                  --                5,693

Issuance of common stock                       4           --         2,725            --                  --                2,729

Conversion of Preferred Stock                  4           --         2,709            --                  --                2,713

Accretion of redeemable convertible
    preferred stock                           --           --        (1,111)           --                  --               (1,111)

Foreign currency translation
    adjustment                                --           --            --            --                 109                  109

Net loss                                      --           --            --       (15,765)                 --              (15,765)
                                        --------     --------      --------      --------              ------            ---------
Balance at September 30, 1998           $    189     $    625      $ 73,915      $(16,230)             $  107            $  58,606
                                        ========     ========      ========      ========              ======            =========

See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Nine Months Ended        Three Months Ended          Six Months Ended
                                                           September 30,             September 30,                June 30,
                                                                1998                     1997                       1997
                                                      ------------------------ -------------------------- -------------------------
                                                             TCI Music                 TCI Music                    DMX
                                                      ------------------------ -------------------------- -------------------------
                                                             (note 1)                  (note 1)                   (note 1)
                                                                                 amounts in thousands
Cash flows from operating activities:
   Net income (loss)                                       $  (15,765)                 $       160              $  (10,375)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                            17,298                        3,004                   1,627
      Share of losses (earnings) of affiliates                    449                          (78)                     41
      Writedown of inventories                                  1,102                           --                      --
      Loss on disposal of DMX-Europe N.V.                          --                           --                   1,738
      Stock compensation                                          369                          178                      --
      Deferred income tax expense                              (2,077)                        (508)                     --
   Changes in operating assets and
     liabilities, net of acquisitions:
      Trade receivables                                        (4,246)                       2,419                    (915)
      Prepaid expenses and other current assets                   483                         (794)                   (160)
      Other assets                                               (213)                      (2,269)                    (28)
      Accounts payable, accrued liabilities
        and other                                              (3,008)                      (4,512)                  6,156
                                                           ----------                  -----------              ----------

          Net cash used in operating activities                (5,608)                      (2,400)                 (1,916)
                                                           ----------                  -----------              ----------

Cash flows from investing activities:
    Cash paid for acquisitions                                (12,590)                          --                      --
    Capital expended for property and
      equipment, net                                          (10,273)                        (287)                   (754)
    Investments in affiliates                                    (190)                          --                      --
                                                           ----------                  -----------              ----------

          Net cash used in investing activities               (23,053)                        (287)                   (754)
                                                           ----------                  -----------              ----------

Cash flows from financing activities:
    Borrowings from related party                                  --                        4,233                   2,517
    Repayments to related party                                (3,553)                        (289)                     --
    Decrease in income taxes payable, related party              (355)                          --                      --
    Borrowing on note payable to bank                          34,300                           --                      --
    Repayment of note payable                                  (3,696)                        (138)                     --
                                                           ----------                  -----------              ----------

          Net cash provided by financing activities            26,696                        3,806                   2,517
                                                           ----------                  -----------              ----------

Net increase (decrease) in cash and cash equivalents           (1,965)                       1,119                    (153)

Cash and cash equivalents, beginning of period                  7,915                          832                     986
                                                           ----------                  -----------              ----------

Cash and cash equivalents, end of period                   $    5,950                  $     1,951              $      833
                                                           ==========                  ===========              ==========

See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

TCI Music has three classes of stock outstanding at September 30, 1998, the TCI Music Series A Convertible Preferred Stock, $.01 par value per share ("TCI Music Preferred Stock"), TCI Music Series A Common Stock, $.01 par value per share ("TCI Music Series A Common Stock") and TCI Music Series B Common Stock, $.01 par value per share. The TCI Music Series A Common Stock, the TCI Music Series B Common Stock and the TCI Music Preferred Stock are collectively referred to as the "TCI Music Stock". TCI beneficially owns approximately 5.2% of the outstanding TCI Music Preferred Stock, 62.1% of the outstanding shares of TCI Music Series A Common Stock and 100% of the outstanding shares of TCI Music Series B Common Stock, which collectively represents approximately 86.4% of the outstanding shares of TCI Music Stock, representing 98.2% of the voting power of the outstanding shares of TCI Music Stock, in each case assuming conversion of the TCI Music Preferred Stock.

Basis of Presentation

In the accompanying financial statements and in the following text, references are made to DMX and TCI Music. The consolidated statements of operations for the six months ended June 30, 1997 reflect the consolidated results of operations of DMX and is referred to as "DMX" (the predecessors' operations). The financial statements as of December 31, 1997 and September 30, 1998 and for the nine and three months ended September 30, 1998, and for the three months ended September 30, 1997 reflect the consolidated results of operations and financial condition of TCI Music. All significant intercompany accounts and transactions have been eliminated for the periods presented. As a result of the DMX Merger, the consolidated financial information for the periods after the DMX Merger are presented on a different cost basis than that for the periods before the DMX Merger and, therefore, are not comparable.

The accompanying interim consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual report filed on Form 10-K for the year ended December 31, 1997.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current year's reporting format.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


Derivative Financial Instruments

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after September 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or
(3) foreign currency exposures on net investments in foreign operations. As of September 30, 1998, the Company has not entered into any derivative contracts nor does it hold any derivative financial instruments. The TCI right described in note 3 is not considered a derivative instrument under SFAS 133 as it is indexed to the price of TCI Music Series A Common Stock and is classified as a component of additional paid in capital. Therefore, SFAS 133 will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

Reporting Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statement of operations to conform to the requirements of SFAS
130. SFAS 130 requires that all items which are components of comprehensive earnings be reported in a financial statement in the period in which they are recognized. The Company has included cumulative foreign currency translation adjustments in other comprehensive earnings, which had been recorded directly in stockholders' equity. Pursuant to SFAS 130, this item is reflected as a component of other comprehensive earnings in the Company's consolidated statements of operations and is included in accumulated other comprehensive losses in the Company's consolidated balance sheets and statements of stockholders' equity.

(2)  Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash paid for interest was $3,680,083 and $421,000 for the nine months ended September 30, 1998 and 1997, respectively. Cash paid for taxes for periods presented was not material.

Significant noncash investing and financing activities are as follows for the period ended September 30, 1998 (amounts in thousands):

         Cash paid for acquisitions:
            Fair value of assets acquired                                                $     2,827
            Net liabilities assumed                                                           (1,112)
            Equity interest issued to acquired entities                                       (2,730)
            Debt issued                                                                       (1,998)
            Excess of cost paid over fair value of net assets acquired                        15,603
                                                                                         -----------
               Cash paid for acquisitions                                                $    12,590
                                                                                         ===========

         Noncash accretion of stockholders' put option (note 3)                          $     5,693
                                                                                         ===========

(3)  Mergers and Related Transactions

DMX Merger

In connection with the DMX Merger, TCI and TCI Music entered into a Contribution Agreement dated July 11, 1997, as amended by the Amended and Restated Contribution Agreement (the "Amended Contribution Agreement"). Pursuant to the Amended Contribution Agreement: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of TCI Music Series B Common Stock, and a promissory note in the amount of $40 million (repaid on December 30, 1997), (ii) TCI is required to deliver, or cause certain of its subsidiaries to deliver, to TCI Music monthly payments aggregating $18 million

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


annually, adjusted annually through 2017 (the "Annual TCI Payments"), which represent revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to certain cable subscribers who receive the DMX service (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to the Affiliation Agreement); and compensation to TCI Music and DMX for various other rights; (iii) TCI contributed to TCI Music certain digital commercial tuners that are not in service, and (iv) TCI granted to each stockholder of DMX who became a stockholder of TCI Music pursuant to the DMX Merger one right (a "TCI Right") with respect to each whole share of TCI Music Series A Common Stock acquired by such stockholder in the DMX Merger pursuant to the terms of the Rights Agreement among TCI, TCI Music and the Bank of New York (the "Rights Agreement"). Each TCI Right entitled the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock at a purchase price of $8.00 per share, payable at the election of TCI, in cash, a number of shares of TCI Group Series A Common Stock, having an equivalent value or a combination thereof, if during the one year period beginning on July 11, 1997, the effective date of the DMX Merger, the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days. The TCI Rights became exercisable from July 11, 1998 through August 13, 1998. During such period, TCI Rights with respect to 7,602,483 shares of TCI Music Series A Common Stock were exercised, and such shares were purchased by TCI for cash. All unexercised TCI Rights expired at the close of business on August 13, 1998. The Shares of TCI Music Series A Common Stock are quoted on the Nasdaq SmallCap Market under the symbol "TUNE".

The merger was accounted for under the purchase method of accounting. The number of shares of TCI Music Series A Common Stock and TCI Rights issued were based upon DMX Common Stock ownership as of June 30, 1997. The estimated fair value of the consideration issued to stockholders not controlled by TCI ("Unaffiliated Stockholders") in the DMX Merger was accreted to the value of $8.00 per share (the equivalent of $2.00 per share of DMX Common Stock) during the one-year period beginning on the effective date of the DMX Merger. Such accretion is reflected as an increase in excess cost with a corresponding increase to additional paid-in capital. The TCI Rights have been fully accreted as of September 30, 1998.

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

Pursuant to the Box Merger Agreement, each of the 24,892,623 outstanding shares of common stock of The Box were converted into the right to receive 0.07 of a share of TCI Music Preferred Stock and cash in lieu of fractional shares of TCI Music Preferred Stock. Each share of TCI Music Preferred Stock is convertible at the option of the holder into three shares of TCI Music Series A Common Stock, subject to certain antidilution adjustments and certain adjustments for dividends and distributions, if any. Each share of TCI Music Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the TCI Music Series A Common Stock and to the number of votes equal to the number of shares of TCI Music Series A Common Stock into which such share is convertible as of the record date for the matter to be voted upon. The Box's 6% Convertible Redeemable Preferred Stock, par value $.15 per share and stated value of $1.50 per share ("Box Preferred Stock"), was purchased by the Company for $2,652,000. The shares of TCI Music Series A Common Stock into which the TCI Music Preferred Stock is convertible are eligible for quotation on the NASDAQ SmallCap Market under the symbol "TUNE" since the TCI Rights terminated on August 13, 1998.

The merger was accounted for under the purchase method of accounting. The Company has performed a preliminary allocation of the purchase price to excess cost over the fair value of net assets acquired as the net book values of The Box's assets and liabilities were estimated to approximate their respective fair values, and is awaiting information and evaluation at which point it will finalize such allocation. Adjustments to the preliminary allocation are expected to be immaterial.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

Pursuant to the Paradigm Merger Agreement, each outstanding share of common stock of Paradigm ("Paradigm Common Stock") was converted into the right to receive 0.61217 of a share, and each outstanding warrant to acquire shares of Paradigm Common Stock was converted into the right to receive, for each share of Paradigm Common Stock underlying such warrants, 0.211878 of a share of TCI Music Series A Common Stock and cash in lieu of fractional shares. The shares of TCI Music Series A Common Stock issued in the Paradigm Merger became eligible for quotation on the Nasdaq SmallCap Market under the symbol "TUNE" when the TCI Rights terminated on August 13, 1998.

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

Other Acquisitions

During the nine months ended September 30, 1998 the Company acquired owned and operated commercial subscriber businesses. Funding for these acquisitions was provided by borrowings from the revolving loan agreement totaling $12.6 million and issuance of 381,754 shares of TCI Music Series A Common Stock.

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

DMX-E ceased operation on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation on July 18, 1997. DMX-E NV, although inactive since July 1, 1997, was placed into receivership on December 23, 1997. Accordingly, the accompanying balance sheets as of September 30, 1998 and December 31, 1997 and the statements of operations for the nine months and three months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998 give effect to the deconsolidation of DMX-E.

(5)  Related Party Transactions

Pursuant to an Amended and Restated Contribution Agreement between TCI and TCI Music to be effective as of July 1, 1997 (the "Amended Contribution Agreement") TCI is required to deliver, or cause certain of its subsidiaries to deliver, to TCI Music monthly revenue payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"). Pursuant to the Amended Contribution Agreement, the Annual TCI payments represent (i) revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to certain cable subscribers (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to the Affiliation Agreement) and (ii) compensation to TCI Music

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

and DMX for various other rights. During the nine months ended September 30, 1998, TCI Music recognized $15 million of subscriber fee revenue and the $1.5 million withheld by TCI was charged to operating expense pursuant to the Amended Contribution Agreement.

Pursuant to an affiliation agreement (the "Affiliation Agreement") between Satellite Services, Inc., a wholly-owned subsidiary of TCI ("SSI") and DMX effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute the DMX service to commercial and residential customers for a 10-year period in exchange for licensing fees paid by SSI to DMX. Under the Affiliation Agreement, SSI will pay an annual fee to DMX of $8,500,000 for the initial three years, subject to adjustment annually (beginning July 1, 1998) by the percentage change in the CPI for the prior year and for changes in the number of subscribers, as a result of divestiture or acquisition of cable systems. During the fourth through tenth years of the term of the Affiliation Agreement, the annual fee will be further adjusted on a monthly basis upward or downward, as the case may be, based on an increasing percentage of the increase in actual number of subscribers above or below a specified number of residential and commercial subscribers, provided that such fees cannot be reduced below a specified minimum license fee, which minimum fee is decreased each year in years four through ten. For the nine months ended September 30, 1998, the Company recognized $6.4 million of licensing fees, which is included in subscriber fee revenue, related party.

On February 6, 1997 the Company entered into a loan and security agreement with TCI which provided the Company with $3.5 million. The loan was paid in full on March 2, 1998.

The Company has an equipment lease with National Digital Television Center, Inc. ("NDTC"), a subsidiary of TCI, for the equipment at the studio and uplinking facility in Littleton, Colorado with terms that extend through the year 2000, at an interest rate of 9.5% per annum. The outstanding principal balance of the capital lease obligation at September 30, 1998 and December 31, 1997 was approximately $792,000 and $1,171,000, respectively. The related studio equipment had a net book value of approximately $400,000 and $728,000 at September 30, 1998 and December 31, 1997, respectively, and is included in property and equipment in the accompanying consolidated balance sheets. Additionally the Company leases certain office space and uplinking and satellite services from NDTC. Total expenses under these leases were $3,957,000 and $1,052,000 for the nine months ended September 30, 1998 and three months ended September 30, 1997, respectively and are included in operating expenses, related party.

The components of related party debt at September 30, 1998 and December 31, 1997, respectively, were as follows (amounts in thousands):

                                                                  Accrued
                                                    Principal     Interest          Total
                                                  ------------   -----------     -----------

     September 30, 1998
       Capital lease obligation                   $        792   $        13     $       805
                                                  ============   ===========     ===========

     December 31, 1997
       $3.5 million equipment loan                $      3,117   $        32     $     3,149
       Capital lease obligation                          1,171            39           1,210
                                                  ------------   -----------     -----------
                                                  $      4,288   $        71     $     4,359
                                                  ============   ===========     ===========

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

(6)  Intangible Assets

The balance of intangible assets as of September 30, 1998 principally consists of the excess of cost over the fair value of the net assets acquired in the acquisitions of DMX, The Box and Paradigm (see note 3). Such intangibles are being amortized over a 10 year period.


(7)  Debt

On December 30, 1997 the Company entered into a revolving loan agreement (the "Revolving Loan Agreement") with several banks, which provides for borrowings up to $100 million. Interest on borrowings under the agreement is tied to London Interbank Offered Rate ("LIBOR"), plus an applicable margin dependent upon the Company's leverage ratio, (as defined in the Revolving Loan Agreement), for the preceding quarter or at the bank's base rate. The Revolving Loan Agreement matures on September 30, 2005 with principal reductions beginning semi-annually on September 30, 2000 based on a scheduled percentage of the total commitment. A commitment fee is charged on the unborrowed portion of the Revolving Loan Agreement commitment, $12.5 million as of September 30, 1998, ranging from .25% to .375% based upon the leverage ratio for the preceding quarter. Included in accrued liabilities are $294,000 and $13,000 at September 30, 1998 and December 31, 1997, respectively, of accrued interest on the revolving loan.

The Company assumed debt consisting of two auto loans, two lease obligations, and issued nine notes payable to former owners in connection with acquisitions made during the nine months ended September 30, 1998. The notes bearing interest range from 5% to the Prime Rate and have a total balance of $1.6 million, of which $986,000 is classified as current in the accompanying balance sheet as of September 30, 1998.

In connection with the Paradigm Merger, the Company assumed debt consisting of two bridge loans and a note payable to an individual totaling $3.3 million. The notes bear interest at 10% per annum and were fully paid in January 1998.

The fair market value of TCI Music's debt approximated its carrying value at September 1998.

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

The basic and diluted loss attributable to TCI Music common stockholders per common share for the nine and three months ended September 30, 1998 were computed by dividing the net loss, including accretion of the redeemable preferred stock of $1,111,000 and $363,000 for the nine and three months ended September 30, 1998, respectively, by the weighted average number of common shares outstanding during such periods. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be antidilutive.

The basic and diluted income attributable to TCI Music common stockholders per common share for three months ended September 30, 1997 was computed by dividing net income by the weighted average number of common shares outstanding during such period. Potential common shares, consisting of director and employee stock options, were not included in the computation of weighted average shares outstanding for diluted EPS for such period as the dilutive effect was not significant.

The basic and diluted loss attributable to DMX was computed by dividing the net loss attributable to DMX by the weighted average number of common shares outstanding of DMX for the six months ended June 30, 1997. Potential common shares were not included in the computation of weighted shares outstanding because their inclusion would be anti-dilutive.

At September 30, 1998, there were 5.1 million potential common shares, consisting of director and employee stock options and shares of TCI Music Series A common stock issuable upon conversion of shares of TCI Music Preferred Stock that could potentially dilute future EPS calculations in periods of net income. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by TCI Music upon exercise of the director and employee stock options. No material changes in the weighted average outstanding shares or potential common shares occurred subsequent to September 30, 1998.

(9)  Commitments and Contingencies

Year 2000

During the three months ended September 30, 1998, TCI continued its enterprise-wide comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, equipment, and facilities. The Company also continued its effort to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners to assess such partners' year 2000 status.

TCI formed a year 2000 Program Management Office (the "PMO") to organize and manage the Company's year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on the Company's year 2000 remediation efforts. It is comprised of 90 member full-time staff and is accountable to executive management of TCI.

The PMO has defined a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. Such approach is expected to provide a detailed method for tracking the evaluation, repair and testing of Company's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the workplans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

testing the Company's systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

At September 30, 1998, Company's overall progress by phase was as follows:


                               Percent of All
         Phase            Equipment/Systems in Phase*
         -----            ---------------------------
Phase 1-Assessment                  100%
Phase 2-Remediation                  95%
Phase 3-Testing                       4%
Phase 4-Implementation                0%

-------------------------
*Percentages do not total 100% since projects have elements in more than one phase. For the purposes of this table, such projects have been attributed to each applicable phase. In addition the percentages set forth above are based on the number of projects in each phase compared to the total number of year 2000 projects.

The Company is completing an inventory of its important systems with embedded technologies and is currently determining the correct remediation approach.

During the three months ended September 30, 1998, the Company continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations. The year 2000 readiness of such providers is critical to continued provision of Company's services. The Company has received information that the most critical systems, services or products supplied to the Company by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. The Company is currently developing contingency plans for systems provided by vendors who have not responded to the Company's surveys.

In addition to the survey process described above, management of the Company has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendors' year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 team. The Company is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

Year 2000 expenses and capital expenditures incurred in the three and nine months ended September 30, 1998 were immaterial. Management of the Company currently estimates the remaining costs to be not less than $600,000, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to not less than $600,000, including the replacement cost of noncompliant Information Technology Support ("IT") systems. Included in this estimate is the Company's pro rata share of the $9 million in future payments to be made by TCI pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.

TCI is a widely distributed enterprise in which allocation of certain resources, including IT, are decentralized. Accordingly, neither TCI nor the Company consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

            Notes to Consolidated Financial Statements (Continued)


The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. There can be no assurance that the Company's systems or the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Accrued Music Rights Royalties

DMX and The Box license rights to re-record and distribute music from a variety of sources and pay royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and the Society of European Stage Authors and Composers ("SESAC"). DMX has separate agreements with ASCAP, BMI and SESAC for residential and commercial distribution. The Box has separate agreements with ASCAP, BMI, and various similar international organizations. Certain of the agreements are being negotiated on an industry wide basis mainly over new rate structures that may require retroactive rate increases. DMX and The Box have continued to accrue royalties that are under negotiations based on their best estimates, after consultation with counsel and consideration of the terms and rates of the expired contracts. The Digital Performance Right in Sound Recordings Act of 1995 ("1995 Act") establishes the right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings by means of subscription services. The 1995 Act provides a compulsory license for noninteractive subscription services. An arbitration proceeding before the United States Copyright Office to determine the statutory license royalty rate to be paid under the 1995 Act by DMX and other digital music residential subscription services on services transmitted to non-business subscribers commenced August 2, 1996. The royalty rate will be retroactive to February 1996. Effective May 8, 1998 the Librarian of Congress, upon recommendation of the Register of Copyrights, issued an order setting the royalty rate at 6.5%. The Recording Industry Association of America ("RIAA") has appealed the order, and, DMX has been granted the right to intervene. If the Company is required to pay a license royalty rate on a retroactive basis in excess of 6.5% as a result of negotiations with the RIAA, no assurance can be given that such outcome will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Parent Guarantees

As described in note 4, "Investment in and Disposition of DMX-Europe N.V. and Subsidiary", DMX-E ceased operations and DMX-E UK was put into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-Europe N.V. has been inactive since July 1, 1997, and was placed into receivership on December 23, 1997. As a result, claims may be filed under the following guarantees.

The Company has guaranteed certain contracts of DMX-E related to DMX-E's uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against the Company under the guarantees. During the nine months ended September 30, 1998, the company paid a $1.3 million claim to an affiliated company under the guaranty of DMX-E's obligation in accordance with another satellite uplink services agreement. In October 1998, the Company paid $350,000 to settle a separate claim under the guarantee of DMX-E's obligation in accordance with another satellite uplink service agreement. Such claims are accrued in the accompanying consolidated statement of operations of DMX for the six months ended June 30, 1997. The Company has also guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation GmbH ("Selco"), and the related side letter agreement (the "Selco Agreement"). The Company cannot estimate the amount of any potential claims at this time under such guarantee.

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Management's Discussion and Analysis of
  Financial Condition and Results of Operations

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Due to the consummation of the DMX Merger on July 11, 1997 and the related change in fiscal year ends by TCI Music to December 31, 1997, the results of operations include a transition period. Accordingly, to provide a meaningful basis for comparison, for the purpose of analysis and discussion, the nine month period ended September 30, 1998 will be compared with the corresponding period ended September 30, 1997, and the three month period ended September 30, 1998 will be compared with the corresponding three month period ended September 30, 1997. Such discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in Part IV of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company has interests or operations; uncertainties inherent in new business strategies; uncertainties inherent in the changeover to year 2000, including the Company's projected state of readiness, the projected cost of remediation, the expected date of completion of each program or phase, the projected worst case scenarios; and the expected contingency plans associated with such worst case scenarios; new product launches and development plans; rapid technological changes; development and provisions of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and the factors described under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Any statement contained within Management's Discussion and Analysis of Financial Condition and Results of Operations related to year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Year 2000

During the three months ended September 30, 1998, TCI continued its enterprise-wide comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, equipment, and facilities. The Company also continued its effort to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners to assess such partners' year 2000 status.

TCI formed a year 2000 Program Management Office (the "PMO") to organize and manage the Company's year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on the Company's year 2000 remediation efforts. It is comprised of 90 member full-time staff and is accountable to executive management of TCI.

The PMO has defined a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. Such approach is expected to provide a detailed method for tracking the evaluation, repair and testing of Company's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing involves testing the Company's systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

At September 30, 1998, Company's overall progress by phase was as follows:

                              Percent of All                  Expected
         Phase           Equipment/Systems in Phase*       Completion Date
         -----           ---------------------------       ---------------
Phase 1-Assessment                 100%                     December 1998
Phase 2-Remediation                 95%                     March 1999
Phase 3-Testing                      4%                     June 1999
Phase 4-Implementation               0%                     July 1999

-------------------------
*Percentages do not total 100% since projects have elements in more than one phase. For the purposes of this table, such projects have been attributed to each applicable phase. In addition the percentages set forth above are based on the number of projects in each phase compared to the total number of year 2000 projects.

The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

The Company is completing an inventory of its important systems with embedded technologies and is currently determining the correct remediation approach. The embedded technologies assessments are expected to be completed by December of 1998.

During the three months ended September 30, 1998, the Company continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations. The year 2000 readiness of such providers is critical to continued provision of Company's services. The Company has received information that the most critical systems, services or products supplied to the Company by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. The Company is currently developing contingency plans for systems provided by vendors who have not responded to the Company's surveys.

In addition to the survey process described above, management of the Company has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendors' year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 team. The Company is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Year 2000 expenses and capital expenditures incurred in the three and nine months ended September 30, 1998 were immaterial. Management of the Company currently estimates the remaining costs to be not less than $600,000, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to not less than $600,000, including the replacement cost of noncompliant Information Technology Support ("IT") systems. Included in this estimate is the Company's pro rata share of the $9 million in future payments to be made by TCI pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services. Although no assurances can be given, management currently expects that (i) cash flow from operations will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with the Company's year 2000 program will not be material to the Company's financial position, results of operations or cash flows.

TCI is a widely distributed enterprise in which allocation of certain resources, including IT, are decentralized. Accordingly, neither TCI nor the Company consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. Management believes that its year 2000 program will significantly reduce the Company's risks associated with the changeover to the year 2000 and has implemented certain contingency plans to minimize the effect of any potential year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that the Company has deemed critical in regard to customer service, business operations, financial impact or safety.

The failure of certain signal origination equipment or software could disrupt the delivery of DMX's services to customers and could necessitate crediting customers for failure to receive such premium services. In this event, management expects that it will transmit repetitive programming until the problem is resolved. Further, a failure of certain hardware and software could disrupt the delivery of the BOX service. Management anticipates that it could resolve the issue by manual intervention until the situation were corrected.

A failure of the services provided by billing systems service providers could result in a loss of customer records which could result in a disruption in the ability to bill customers for a protracted period. The Company plans to prepare electronic backup records of its customer billing information prior to the year 2000 to allow for data recovery. In addition, the Company continues to monitor the year 2000 readiness of its key customer billing suppliers.

Security and fire protection systems failure could leave facilities vulnerable to intrusion and fire. The Company expects to return such systems to normal functioning by turning the power off and then on again ("power off/on"). The Company also plans to have additional security staff on site and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface and control elevators, escalators, wireless systems, public access systems and certain telephony systems. In the event such computers cease operating, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date which precedes the year 2000.

In the event that the local public utility cannot supply power, the Company expects to supply power for a limited time to its office sites through backup generators.

The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios.

The Company does not presently anticipate that there will be material losses from any claims of breach of contract due to year 2000 issues.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Revenue

Total revenue, increased to $62.7 million for the nine months ended September 30, 1998 from $21.9 million for the nine months ended September 30, 1997. The $40.8 million increase was attributed to $10.1 million of revenue from sales of DMX services to TCI's residential and commercial subscribers (the "Annual TCI Payments") as a result of the DMX Merger and pursuant to a Contribution Agreement dated July 11, 1997, as amended by the Amended and Restated Contribution Agreement (the "Amended Contribution Agreement"), $18.5 million of viewer, advertising, and other revenue from The Box as a result of The Box Merger which was effective December 16, 1997, $2.4 million of other revenue as a result of the Paradigm Merger which was effective December 31, 1997, and increased subscriber revenue of $8.6 million from DMX primarily resulting from continued growth in its residential and commercial subscriber bases and expansion into and acquisitions of businesses in seven new markets, which occurred in the last quarter of the fiscal year 1997 through the nine months ended September 30, 1998. In the last quarter of the fiscal year 1997, DMX expanded its owned and operated commercial sales business to Miami, Florida, Atlanta, Georgia, and Phoenix, Arizona. During the nine months of 1998, DMX acquired owned and operated operations in Massachusetts, Minnesota, Northern California and Chicago. Additionally, DMX increased other revenue by $2.7 million primarily from equipment and installation sales attributable to the increased subscriber base. Offsetting the increase in revenue was $1.5 million resulting from the de-consolidation of DMX-Europe N.V. as of September 30, 1997.

Total revenue increased to $22.4 million for the three months ended September 30, 1998 from $10.4 million for the three months ended September 30, 1997. The $12.0 million increase was attributed to $7.1 million of viewer, advertising, and other revenue from The Box as a result of the Box Merger, $900,000 of other revenue as a result of the Paradigm Merger, and increased subscriber revenue of $2.8 million from DMX primarily resulting from growth in its commercial subscriber base and expansion into new markets as described above. Additionally, DMX increased other revenue by $1.2 million primarily from equipment and installation sales attributable to the increased subscriber base.

Operating Expenses

Operating expenses, exclusive of DMX-E NV operating expenses of $5.4 million for the nine months ended September 30, 1997, increased to $16.5 million for the nine months ended September 30, 1998 from $8.6 million for the nine months ended September 30, 1997. The $7.9 million increase was comprised of the increase in related party operating expenses of $2.2 million, which represented fees of $1.0 million paid to TCI as compensation for services rendered in generating the Annual TCI Payments pursuant to the Amended Contribution Agreement and The Box payment of a related party charge for uplink and affiliated fees amounting to $1.2 million, and an increase in operating expenses - other of $5.7 million which represented the inclusion of The Box and Paradigm operating expenses of $5.4 million and $600,000, respectively, and a decrease of $300,000 resulting from a reduction in other expenses of DMX for the current period.

Operating expenses increased to $5.4 million for the three months ended September 30, 1998 from $2.9 million for the three months ended September 30, 1997. The $2.5 million increase was comprised of The Box payment of a related party charge of $500,000 for uplink and affiliate fees, and an increase in operating expenses - other of $2.0 million which represented the inclusion of the Box and Paradigm operating expenses of $2.1 million and $200,000, respectively, and a decrease of $300,000 resulting from a reduction in other expenses of DMX for the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $41.4 million for the nine months ended September 30, 1998 from $10.0 million for the nine months ended September 30, 1997. The $31.4 million increase primarily represented additional corporate expenses of $3.0 million as a result of expansion of the Company, The Box and Paradigm selling, general and administrative expenses of $16.4 million and $7.1 million, respectively, and an increase in DMX selling,

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


general and administrative expenses of $4.9 million attributed to the increase in personnel, occupancy and promotional expenses associated with DMX's growth in subscriber revenues and expansion related to the commercial businesses' seven market launch.

Selling, general and administrative expenses increased to $15.0 million for the three months ended September 30, 1998 from $2.6 million for the three months ended September 30, 1997. The $12.4 million increase primarily represented additional corporate expenses of $1.1 million as a result of expansion of the Company, The Box and Paradigm selling, general and administrative expenses of $5.7 million and $2.6 million, respectively, and an increase in DMX selling, general and administrative expenses of $3.0 million, attributed to the increase in personnel, occupancy and promotional expenses associated with DMX's growth in subscriber revenues and expansion related to the commercial businesses' seven market launch.

Depreciation and Amortization

Depreciation and amortization expense increased to $17.3 million for the nine months ended September 30, 1998 from $4.2 million for the nine months ended September 30, 1997. Such increase is primarily attributable to an increase in the balance of property and equipment and intangibles resulting from the DMX Merger, the Box Merger, the Paradigm merger, and the acquisitions made by DMX during 1998. Depreciation and amortization expense increased to $6.5 million for the three months ended September 30, 1998 from $3.0 million for the three months ended September 30, 1997. Such increase is primarily attributable to an increase in the balance of property and equipment and intangibles resulting from the DMX Merger, the Box Merger, the Paradigm Merger, and the acquisitions made by DMX during 1998.

Inventory Writedown

During the second quarter of 1998, certain digital commercial tuners were written down by $1.1 million as a result of physical inventory adjustments at the field locations and pricing adjustments to lower of cost or market.

Operating Expenses and Disposal of DMX-E

DMX-E NV and DMX-E UK ceased operations on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-E NV has been inactive since July 1, 1997 and entered liquidation proceedings in December 1997. DMX-E has been de-consolidated since June 30, 1997. The loss on disposal of DMX-E of $1.7 million recorded for the nine months ended September 30, 1997 represented the writedown of assets to their net realizable values.

Liquidity and Capital Resources

The decrease in cash of $2.0 million for the nine months ended September 30, 1998 was the net result of funds used in operating activities of $5.6 million and net funds provided by financing activities of $26.7 million offset by cash used in investing activities of $23.0 million, including the growth and acquisitions of the owned and operated commercial subscriber businesses which expanded the DMX business into seven new markets. For additional information concerning the cash flow of TCI Music, see the consolidated cash flow statement included in the accompanying consolidated financial statements. A significant portion of the Company's revenue is derived from the Annual TCI Payments. For additional information concerning the Annual TCI Payments, see note 5 to the accompanying consolidated financial statements. TCI Music believes that cash provided by the Annual TCI Payments and the available capacity of $12.5 million, pursuant to the Revolving Loan Agreement as of September 30, 1998 will provide adequate sources of liquidity for the next year. For additional information concerning the Revolving Loan Agreement, see note 7 to the accompanying consolidated financial statements.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


At September 30, 1998, the Company had $87.5 million of variable-rate debt. Accordingly, in an environment of rising interest rates, the Company expects that it would experience an increase in interest expense.

As described in notes 4 and 9 to TCI Music's consolidated financial statements and as discussed above, DMX-E has ceased operations on July 1, 1997. DMX-E UK was placed into receivership on July 1, 1997 and into liquidation proceedings on July 18, 1997. DMX-E NV entered into liquidation proceedings in December 1997. During the nine months ended September 30, 1998, the company paid a $1.3 million claim to an affiliated company under the guaranty of DMX-E's obligation in accordance with a satellite uplink services agreement. Such claim is reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 1997.

As described in note 9 to TCI Music's consolidated financial statements, the Company accrues music rights royalties at 6.5 percent payable to Recording Industry Association of America (RIAA). If the company is required to pay a license royalty rate on a retroactive basis in excess of 6.5 percent as a result of negotiations with the RIAA, no assurance can be given that such outcome will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. For additional information concerning other commitments and contingencies of the Company, see note 9 to the accompanying consolidated financial statements.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits -

        (27)   TCI Music, Inc. Financial Data Schedule

   (b)  Reports on Form 8-K filed during the quarter ended September 30, 1998:

        None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TCI MUSIC, INC.





Date: November 12, 1998             By:  /s/ Thomas McPartland
                                         --------------------------------------
                                             Thomas McPartland
                                             President and
                                             Chief Executive Officer



Date: November 12, 1998             By:  /s/ Ralph J. Sorrentino
                                         --------------------------------------
                                             Ralph J. Sorrentino
                                             Executive Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX



   EXHIBIT
   NUMBER                    DESCRIPTION
   ------               ----------------------
    (27)      TCI Music, Inc. Financial Data Schedule