Form 10-K
period 1998-12-31
TCI MUSIC INC
filed 1999-03-26
CIK 1040449

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]

             For the transition period from __________ to _________.

                         COMMISSION FILE NUMBER 0-22815

                                 TCI Music, Inc.
             (Exact name of registrant as specified in its charter)

                        Delaware                               84-1380293
            (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)               Identification No.)

            67 Irving Place North, 4th Floor
                      New York, NY                               10003
        (Address of principal executive offices)                Zip code

       Registrant's telephone number, including area code: (212) 387-7700
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Series A Common Stock, $0.01 Par Value
             Series A Convertible Preferred Stock, $0.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Unless otherwise specifically indicated, all monetary references in this filing are in U.S. dollars.

As of January 31, 1999 the aggregate market value of the Series A Common Stock of TCI Music, Inc. held by non-affiliates was approximately $94,384,335.

Number of shares of Series A Common Stock of TCI Music, Inc. outstanding as of January 31, 1999: 18,876,867. Number of Series B Common Stock of TCI Music, Inc. outstanding as of January 31, 1999: 62,500,000.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



                                TABLE OF CONTENTS

                                                PART I                                               PAGE
                                                                                                     ----

    Item 1.   Business...............................................................................I-1
    Item 2.   Properties.............................................................................I-13
    Item 3.   Legal Proceedings......................................................................I-13
    Item 4.   Submission of Matters to a Vote of Security Holders....................................I-14

                                                PART II

    Item 5.   Market for TCI Music, Inc.'s Common Equity and Related Stockholder Matters.............II-1
    Item 6.   Selected Financial Data................................................................II-2
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..II-3
    Item 7a.  Quantitative and Qualitative Disclosure about Market Risk..............................II-10
    Item 8.   Financial Statements and Supplementary Data............................................II-10
    Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...II-10

                                               PART III

    Item 10.  Directors and Executive Officers.......................................................III-1
    Item 11.  Executive Compensation.................................................................III-1
    Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................III-1
    Item 13.  Certain Relationships and Related Transactions.........................................III-1

     PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................IV-1

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


                                     PART I

   ITEM 1. BUSINESS

   GENERAL DEVELOPMENT OF BUSINESS

   TCI Music, Inc., a Delaware corporation ("TCI Music" or the "Company"), through its subsidiaries, provides music programming and music related services in three business segments: Audio, Video and Internet. The Company's Audio segment consists of the operations of DMX, LLC ("DMX"). DMX is principally engaged in programming, distributing, and marketing continuous, commercial-free, compact disc-quality music to homes and businesses. The Company's Video segment consists of the operations of The Box Worldwide, Inc. ("The Box"). The Box is principally engaged in programming, distributing, and marketing an interactive music video television programming service under the name The Box Music Network. The Company's Internet segment consists of the operations of Paradigm Music Entertainment Company ("Paradigm"). Paradigm is principally engaged in creating, distributing and marketing interactive music programming, products and services through the internet.

   The Company was incorporated in Delaware in January 1997 as a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI") for the purpose of acquiring DMX. The Company acquired DMX on July 11, 1997 in a merger (the "DMX Merger"), The Box on December 16, 1997 in a merger (the "Box Merger"), and Paradigm on December 31, 1997 in a merger (the "Paradigm Merger"). The Company acquired DMX to provide digital audio services to both residential and commercial markets; The Box to serve as the platform for music video; and Paradigm to provide music-related content to DMX and The Box and, through its subsidiary, SonicNet, Inc. ("SonicNet") to position itself to take advantage of opportunities relating to digital music content and programming on the internet. DMX became an LLC in September 1998.

   In connection with the DMX Merger, TCI and TCI Music entered into a Contribution Agreement dated July 11, 1997, as amended (the "Amended Contribution Agreement"), pursuant to which, among other things: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of TCI Music Series B Common Stock, par value $.01 per share ("TCI Music Series B Common Stock"), and a promissory note in the amount of $40 million, and (ii) TCI is required to deliver, or cause certain of its subsidiaries to deliver to TCI Music monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"). TCI holds approximately 86% of the outstanding TCI Music Common Stock and 98% of the voting power of TCI Music.

   On March 9, 1999 AT&T Corp. ("AT&T") acquired TCI in a merger (the "AT&T Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger (the "Merger Agreement"), dated as of June 23, 1998. In the AT&T Merger, TCI became a wholly owned subsidiary of AT&T.

   Immediately prior to the AT&T Merger, TCI combined the assets and businesses of Liberty Media Group and TCI Ventures Group (the "Liberty/Ventures Combination"). The shares of Class A and Class B Liberty Media Group Common Stock issued in the AT&T Merger are newly authorized classes of common stock of AT&T which are intended to reflect the separate performance of the businesses and assets attributed to the new "Liberty Media Group" formed by the Liberty/Ventures Combination. The new Liberty Media Group is made up of the corporations, partnerships and other entities and interests, including stock of TCI Music, which comprised Liberty Media Group and TCI Ventures Group prior to the AT&T Merger. Certain agreements entered into at the time of the AT&T Merger as contemplated by the Merger Agreement, among other things, provide preferred vendor status to the Liberty Media Group for digital basic distribution on AT&T's systems of new programming services created by Liberty Media Group and its affiliates, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty Media Group to continue to be managed by certain members of TCI's management who managed the businesses of the former Liberty Media Group and TCI Ventures Group.

   At December 21, 1998, the Company elected to discontinue the operations of a subsidiary of Paradigm, Paradigm Associated Labels ("PAL"), a non-core operating unit devoted to the development of new artists sound recordings, and is disposing of its assets and operations. Management decided to discontinue the PAL operations as a result of changes in market conditions affecting the viability of small label participants and focus the Company's operations primarily on the delivery of music and music entertainment services through the internet, cable and satellite.

   Certain statements in this Annual Report on Form 10-K (this "Report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the caption

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   Business and Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TCI Music and subsidiaries or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry; uncertainties inherent in proposed business strategies and development plans; uncertainties inherent in the change over to the year 2000, including the Company's projected state of readiness, the projected cost of remediation, the expected date of completion of each program or phase, the projected worst case scenarios and the expected contingency plans associated with such worst case scenarios; rapid technological changes; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Any statement contained within Management's Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K related to the year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

   AUDIO - DMX

   GENERAL

   The Company's Audio segment consists of the operations of DMX. DMX is primarily engaged in programming, distributing and marketing a digital music service, Digital Music Express(R) ("DMX Service"), which provides continuous, commercial-free, CD-quality music programming to homes and businesses. The DMX Service currently is accessible to more than 18 million cable subscribers and 11 million business locations in the United States. DMX also distributes music in Canada, Mexico, Latin America, the Caribbean and Sub-Sahara Africa.

   THE DMX SERVICE

   Music Formats. DMX develops its programming content in distinct music formats, such as Classical, Jazz, Rock, Oldies and Latin, which are tailored to fit the music listener's specific taste. Depending on the distribution method, cable or Ku-Band direct broadcast satellite ("DBS"), DMX currently offers 30 to 40 formats via cable and 100 formats via DBS. In addition DMX currently has over 250 titles in its DMX-Disc(R) ("DMX-Disc") library catalogue for on-premise distribution.

   DMX programs its music using an in-house programming staff. DMX has developed a system of programming, originating and distributing the DMX Service through the use of certain software and hardware for selecting songs and encoding the music information into a data stream, which then is uplinked to DMX's satellites for delivery to cable operators and DBS distributors and customers. Ninety percent of the DMX formats are updated daily, while the other ten percent are updated at least once a week. The same programming process is used in developing DMX-Disc custom CDs.

   DMX provides customized music to its business customers through its Music Application Program ("MAP"). MAP assists DMX subscribers in analyzing their business image, demographics and desired energy level to create a custom music program to enhance the business' atmosphere and brand image, making it simple to tailor the audio atmosphere of any business.

   Distribution Methods. The Company distributes the DMX Service through satellite transmission to cable operators and DBS distributors as well as directly to residential and commercial subscribers. DMX subleases transponder capacity from the National Digital Television Center ("NDTC"), an affiliate of the Company, which also provides facilities for uplink transmission of DMX's signals to the transponders. NDTC in turn leases its satellite transponder capacity on satellites operated by third parties, including the Loral T4 satellite, operated by the Loral Skynet. The term of DMX's principal transponder sublease with NDTC for the Loral T4 satellite runs through the earlier of the life of the satellite or December 2007.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   Distribution by Cable Operators. There are two methods that cable operators use to distribute the DMX Service to their cable subscribers. Both methods use the same cable used to distribute video signals. The first method is distributed to subscribers in analog cable systems through a separate DMX tuner. Cable operators use special equipment designed to receive the DMX signal from the transponders and then deliver it over the existing cable network to subscribers in the cable operator's system. Subscribers can select any of the available formats at any time via the tuner. The tuner can be controlled manually, or by a hand held remote control device. One such control device displays complete programming information about any song being heard on the DMX Service in a display window, including song title, artist, composer, album title, record company label, and chart position, if any. A basic remote control is also available which controls the necessary functions on each tuner, without the display of programming information. Subscribers receiving the DMX Service through this method generally are offered this service as a premium service and are charged a separate ala carte fee. Under its affiliation agreements with the cable operators, DMX is paid a per subscriber license fee for each subscriber receiving the DMX Service. License fees vary depending on whether the service is delivered to a commercial establishment or private residence. Fees to commercial subscribers are significantly higher than for residential subscribers and are often based on a minimum fee or a percentage of the fee charged by the cable operator.

   The second method of cable distribution is the recently introduced digital compression technology. Digital compression technology can compress, on average, as many as 12 analog video signals into the space normally occupied by one. Such technology improves picture quality and allows for carriage of significantly more video product offerings without cable operators having to build a new cable plant. The technology is distributed through TCI's Headend in the Sky ("HITS"). HITS enables TCI and other participating cable operators to increase their program offerings and create new packages that could include, if they so choose, the DMX Service as part of a package of video and music services. Digital distribution permits subscribers to receive video and music signals through a single standard set-top tuner or "box" without the use of a separate tuner for music.

   The Company expects more of its cable operators to migrate from DMX's initial digital service carried on analog cable systems to digital technology in the future. DMX's affiliation agreements with cable operators for digital distribution generally provide for a relatively small per subscriber fee attributable to the DMX Service, which is paid for by each subscriber that purchases a digital cable package of video and music services that include the DMX Service. Such fees are generally much lower than the separate fees for the DMX Service now paid to DMX for subscribers of analog cable systems which elect to receive the DMX Service as a premium service.

   Of the cable subscribers receiving DMX Services, 17% are receiving the service via analog cable distribution and 83% are receiving the service via digital distribution. The launch of digital compression technology has the potential to provide increased distribution of the DMX Service if cable operators utilizing digital distribution elect to offer the DMX Service as part of one or more digital video programming packages, thereby capturing as subscribers, customers who might not otherwise elect to subscribe to the DMX Service as a separate pay premium service. However, the transition to digital distribution may also have the effect of materially reducing analog cable residential subscriber fee revenues as a result of a change from the current fee structure in which audio subscribers pay a separate fee for the DMX Service.

   While a substantial increase in the overall number of residential subscribers purchasing digital packages that include the DMX Service could result in revenue equal to or exceeding the revenue from residential subscribers currently electing to purchase the DMX Service for a separate fee, such a result depends on a number of factors over which the Company has no control, including whether cable operators elect to include the DMX Service as part of their digital packages, the acceptance by consumers of the digital products and whether those electing to purchase the digital packages are already subscribers to the DMX Service. The Company cannot predict the effect of digital compression technology on its revenue.

   The new license fee structure for digital distribution will not affect the Annual TCI Payments payable to the Company under the Amended Contribution Agreement. Although no assurances can be given, the Company does not expect the launch of digital distribution to affect the current rate structure of commercial cable subscribers or direct broadcast satellite subscribers.

   TCI Music expects subscribers will continue to have the option to elect to receive the DMX Service for a separate fee in markets where digital distribution has not been introduced. However, because analog cable distribution utilizes more of the cable spectrum than is currently used to deliver one video channel, it is likely that some cable operators, including TCI, may decide to eliminate distribution of the DMX Service as a separate option in certain markets to recover or maintain channel capacity for digital distribution. If any cable operator other than TCI that pays DMX a flat fee for distribution of the DMX Service, eliminates

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   DMX's analog cable distribution in any market, all revenues from residential subscribers receiving the DMX Service in such market would terminate, unless such residential subscribers elect to purchase a video and music programming package through digital distribution, and digital distribution and other distribution means were made available to such subscribers. Accordingly, DMX's and TCI Music's revenues could be materially adversely affected if analog cable distribution were terminated by cable operators.

   Distribution by DBS Operators. DMX Service is also transmitted to small satellite dishes from the Ku-Band satellite directly to residential and commercial subscribers or by DBS distributors, such as Primestar Partners' DBS service ("PRIMESTAR") as part of a package of video and music programming. DMX's affiliation agreements PRIMESTAR generally provide for a relatively small per subscriber license fee attributable to the DMX Service and payable to DMX for each subscriber that purchases a package of video and music services. On January 22, 1999 PRIMESTAR agreed to sell its DBS business to Hughes Electronics Corporation, the operator of DIRECTV. If the sale is consummated, following a transition period, the DMX Service will no longer be distributed by PRIMESTAR. At this time, the Company does not have an affiliation agreement with any other DBS distributor.

   On-Premises Distribution. The DMX Service is also distributed as an on-premise business music service via DMX-Disc where cable and DBS are not available. DMX-Disc uses a compact disc interactive player and a custom programmed library of CDs. Through the distribution and rotation of library CDs, a DMX-Disc customer receives essentially the same programming that is available by satellite.

   OTHER SERVICES

   DMX also derives revenues from sales and installation of sound system related products through its local sales offices. Additionally, DMX offers in-store audio marketing systems and on hold custom music messaging. Revenues from these activities represented approximately 27% of DMX's revenues in fiscal 1998.

   MUSIC LICENSING

   Most music is copyrighted and the Company therefore must enter into license agreements in order to distribute such music. DMX has entered into agreements and arrangements with major rights owners and organizations to permit the programming and distribution of its DMX Service, including agreements with the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music Inc. ("BMI"), and the Society of European Stage Authors and Composers ("SESAC") that permit distribution to businesses and homes and licensing agreements with record companies that permit the Company to produce and distribute the DMX-Disc product for the commercial marketplace. The agreements and arrangements provide for performance royalties to be paid by DMX for all music played on the DMX Service in the United States and cover either residential or commercial distribution. Certain of the agreements with ASCAP and BMI that are being negotiated on an industry wide basis over new rate structures may require a retroactive rate increase. DMX has continued to accrue royalties under agreements that are subject to ongoing negotiations based on its best estimates, after consultation with legal counsel and consideration of the terms and rates of the expired contracts. Although DMX has been accruing for potential increases in the BMI commercial and ASCAP residential rates, if the fees to be paid by DMX to these and other licensors increase in excess of current accruals, DMX's results of operations could be materially adversely affected by such excess amount.

   DMX's agreement with ASCAP for commercial distribution expires in May 1999, and will continue on an interim basis beginning June 1999 until new rates are determined. DMX's agreement with BMI for commercial distribution has expired, and DMX is currently operating under a month-to-month extension at the previous rates. DMX is part of an industry-wide group currently negotiating renewal terms. DMX's commercial agreement with SESAC expires July 2000.

   The residential agreement with ASCAP is currently governed by an interim, industry-wide agreement that will remain in effect until such time as new industry rates are determined. DMX is currently in Rate Court with ASCAP as part of an industry-wide group. A trial date is not expected until the year 2000. DMX's residential agreement with BMI expires September 30, 1999, and will continue on an "interim" basis thereafter until new rates are determined. DMX's agreement with SESAC expires July 2000.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   MARKETING

   Commercial Music Marketing. The U.S. business marketplace has approximately
   8.8 million business establishments in the top 324 metropolitan statistical areas, according to Equifax/National Data Systems. Approximately 55% of these businesses use some form of background music, based on marketing research performed by DMX. DMX distributes its programming services to the commercial marketplace through regional direct sales offices owned and operated by DMX, franchisees and cable operators.

   DMX has 10 local sales offices in major markets in the United States to market the DMX Service to businesses. In the last quarter of fiscal 1997, DMX started three local sales offices in Miami, Atlanta and Phoenix. During fiscal 1998, DMX acquired five additional local sales offices in Massachusetts, Minnesota, Northern California, Detroit and Chicago. The local sales offices sell the DMX Service and related business communication services and products direct to both local and regional chain accounts located in its territory utilizing its own sales, installation and service team.

   DMX grants rights to franchisees and cable operators to market the DMX Service to commercial subscribers within exclusive franchise territories in exchange for a monthly per subscriber fee. Franchisees market the DMX Service via DBS or DMX-Disc, while cable operators have the right to market the DMX Service via their cable systems, by DBS or DMX-Disc.

   Residential Marketing. The cable television industry in the United States is comprised of more than 10,000 cable systems, which serve more than 70 million households, according to the 1998 Television and Cable Fact Book. This represents approximately 67% of all television households in the country. Of those households subscribing to cable, nearly 55% subscribe to one or more premium cable services.

   DMX utilizes the sales force of The Box to market the DMX Service to cable operators in the United States. Such marketing efforts are directed to obtain commitments from cable operators to carry the DMX Service. See "Video - The Box Music Network - Marketing." Currently, DMX has distribution commitments on 900 cable systems in the United States, representing approximately 9% of the U.S. cable marketplace. Such distribution commitments are represented by contracts, or "affiliation agreements" reached between DMX and the cable operator, which give the operator the right to distribute the DMX Service to residential subscribers within their franchise territories in exchange for a monthly per subscriber license fee. Commercial rights are granted under a separate contract. The term of the affiliation agreements range from one to ten years and require monthly license fees to be paid to DMX for each DMX residential subscriber. Under the Amended Contribution Agreement, TCI is required to pay TCI Music the Annual TCI Payments. See note 8 to the accompanying consolidated financial statements.

   The acquisition of subscribers is a joint effort between DMX and the cable operator. To support the cable operators' marketing efforts, DMX contributes marketing materials and/or cooperative marketing funds. The retail price of the DMX Service is established in each local market by the cable operator. Many different pricing strategies, such as separate equipment rental charges, promotional discounts and special offers may affect the ultimate retail price to the consumer.

   DMX also has a distribution agreement with PRIMESTAR, a DBS distributor of packaged programming to the residential market. DMX's agreement with PRIMESTAR requires PRIMESTAR to pay a per subscriber license fee to DMX based on the number of basic subscribers. As of December 31, 1998, there were approximately 2.2 million PRIMESTAR DMX subscribers, representing 25% of all DBS subscribers in the United States. On January 22, 1999, PRIMESTAR agreed to sell its DBS business to Hughes Electronics Corporation, the operator of DIRECTV. DIRECTV has announced that if the sale is consummated, it will continue to operate the PRIMESTAR business for a period of approximately two years, during which time it will transition the PRIMESTAR subscribers to the DIRECTV service. At the end of the transition period revenues from PRIMESTAR will be eliminated and depending on the rate at which the PRIMESTAR subscribers are transitioned to DIRECTV, the loss of revenues from DBS distribution could have an adverse effect on the revenues of the Company. At this time, the Company does not have an affiliation agreement with any other DBS distributor.

   International Business. Although DMX has focused most of its efforts on domestic growth, it continues to review opportunities of distributing the DMX Service in foreign markets. DMX has licensing and royalty arrangements that cover Canada, Mexico, Latin America, the Caribbean and Sub-Saharan Africa, and continues to evaluate other possible joint relationships to enhance the international distribution of the DMX Service.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   COMPETITION

   DMX competes with other providers of residential cable television and direct broadcast satellite programming (including competitors who provide digital music programming similar to the DMX Service) for third party cable and DBS affiliations. DMX's principal competitors for these affiliations are Music Choice and Muzak Limited Partnership ("Muzak"). Most of DMX's affiliation agreements prohibit a distributor from offering a competitive music service and, because of channel capacity, it is also unlikely that an affiliated distributor would introduce a competitive digital audio service on its cable or DBS system. As a result, DMX does not directly compete with these competitors once an affiliation agreement is signed. Competition for cable system operator and DBS distributor relationships is based primarily on the relative quality and quantity of programming, financial strength, quality of marketing to attract and retain subscribers, technical reliability and performance and the overall cost of the DMX Service.

   DMX's principal competitors in providing music programming services to businesses are Muzak and AEI Music Network, Inc. DMX competes in this market on the basis of customer service, distribution technology, the selection of music, quality of programming and value.

   Music programming services also compete for consumers' time and discretionary income that is spent on other sources of entertainment, such as radio, other pre-recorded music services, on-air television, basic and premium television services, and in-home video and audio systems.

   GOVERNMENT REGULATION

   Music Copyrights and Royalty Payments. The Digital Performance Right in Sound Recordings Act of 1995 (the "1995 Act") establishes the right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings by means of subscription services. The 1995 Act provides a compulsory license for noninteractive subscription services. An arbitration proceeding before the United States Copyright Office to determine the statutory license royalty rate to be paid under the 1995 Act by the Company and other digital music residential subscription services on services transmitted to non-business subscribers commenced August 2, 1996. The royalty rate will be retroactive to February 1996. Effective May 8, 1998 the Librarian of Congress, upon recommendation of the Register of Copyrights, issued an order setting the royalty rate at 6.5%. The Recording Industry Association of America ("RIAA") has appealed the order, and, the Company has been granted the right to intervene. The Company may be required to pay a license royalty rate on a retroactive basis in excess of 6.5% as a result of negotiations with the RIAA. No assurance can be given that such outcome will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

   In 1998, the Digital Millennium Copyright Act (the "1998 Act") was enacted. The 1998 Act provides for a compulsory license for digital ephemeral recordings obtained from the copyright owner of the master recordings. The 1998 Act defines the digital performance rights with respect to copyright owners of master recordings and digital reproduction rights, and provides a basis for internet music providers to obtain a compulsory license.

   Regulation of Cable Operators and Satellite Distributors.

   General. Any laws or regulations that adversely affect satellite or transmission services, copyright or agreements or that would have an adverse effect on the growth of the cable television and satellite industry may also have an adverse effect on DMX. Although programming providers, such as DMX are not directly regulated by the Federal Communications Commission ("FCC"), the operations of cable television systems are subject to the Telecommunications Act of 1996 (the "1996 Telecom Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), the Communications Act of 1934, as amended, and the Cable Communications Policy Act of 1984, as amended (the "Cable Act"), and to regulation thereunder by the FCC.

   Cable television systems are subject to extensive rate regulations, which control, among other things, rate increases for changes in costs, including programming costs, and for additional channels. The FCC's rate regulations have impaired the willingness and ability of cable operators to add programming services and to invest in additional cable plant to expand channel capacity. Consequently, the cumulative impact of the FCC's rate regulation is likely to continue to have an adverse effect on the Company's programming interests. The 1996 Telecom Act sunsets the rate regulation of non-basic tiers in all cable systems on March 31, 1999.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and have further urged more rigorous rate regulation (including the imposition of limits on programming cost pass-throughs to customers until a greater degree of competition to incumbent cable operators has developed).

   The FCC also regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems are also regulated by municipalities or other state and local government authorities. Continued rate regulation or other franchise conditions could place downward pressure on subscriber fees earned by the Company and other programming providers and regulatory carriage requirements could adversely affect the number of channels available to carry the DMX Service.

   Carriage of Broadcast Stations. The 1992 Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Act, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels access, could adversely affect the Company by limiting the carriage of such services in cable systems with limited channel capacity. The FCC recently initiated a proceeding asking to what extent cable operators must carry all digital signals transmitted by broadcasters. The imposition of such additional must carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop cable programming services, which may have an adverse impact on the Company's programming interests.

   Carriage Agreements. Under the 1996 Telecom Act, the FCC adopted regulations prohibiting cable operators from requiring a financial interest in a program service as a condition of carriage of such service, coercing exclusive rights in a video programming service or favoring affiliated programmers so as to restrain unreasonably the ability of an unaffiliated video programmer to compete.

   Satellites. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite providers that make transponders available for music programming and video services to the cable industry.

   Proposed Changes in Regulation. The regulation of programming services, cable television systems, satellite carriers and television stations is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that DMX's business will not be affected adversely by future legislation, new regulation or deregulation.


   RESEARCH & DEVELOPMENT

   The Company focuses its research and development efforts on distribution technologies, including refinements to its residential and commercial DBS technology and the development of AC-3 and MUSICAM compression technology for use in distributing its signal to cable operators.

   TRADEMARKS AND COPYRIGHTS

   DMX has filed for worldwide trademark registration (including DMX, Digital Music Express, DMX for Business, DMX-DJ). DMX believes that its trademarks are valuable properties and intends to defend them vigorously.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   VIDEO - THE BOX

   GENERAL

   The Company's Video segment consists of the operations of The Box. The Box is primarily engaged in programming, distributing and marketing an interactive 24-hour music video television programming service known as The Box Music Network. Utilizing local digital file servers ("box units"), The Box currently exhibits its television programming worldwide through 147 box units installed in cable television systems, 51 box units installed in low power television stations and 20 box units installed in full power broadcast stations. The Box is available to approximately 55.7 million households in 200 cities located in 34 states and in Washington D.C., Puerto Rico, Argentina, Chile, Holland, Italy, Peru, Spain and Venezuela.

   THE BOX SERVICES AND OPERATIONS

   The Box Music Network. Viewers of The Box Music Network in the United States can passively watch The Box programming or can actively participate in determining its programming by selecting specific music videos. Active viewers make their selections either by dialing a 800 or 900 telephone number (or comparable telephone technology) and entering, via touch-tone telephone, a three-digit code assigned to the music video, or via the internet by visiting The Box's website, TheBox.com. When the viewer's request is received by the local box unit, an acknowledgment appears on all television screens in the local system tuned to The Box. Viewers selecting music videos aired on The Box are charged a fee. Callers using the 900 numbers are billed after viewing through their local phone bill. Callers using the 800 number have established a prepaid account with The Box for a certain number of video selections and each selection is charged against their balance. Viewers who watch The Box passively pay no charges above their cost for cable service, if any. The Box presents approximately eight minutes of advertising each hour integrated between videos.

   The Box is one of the only companies to deliver an interactive television product to millions of homes in the United States and around the globe. The Box has advanced the original analog technology to a digital file server and has converted all U.S. boxes to this format. The new digital technology allows the Company to further localize all programming, deliver an improved on-air look, expand advertising inventory due to random access of digital files, eliminate significant operating expenditures and provide refurbished analog boxes necessary for international expansion. Markets with a small number of households receive The Box's national satellite feed.

   The Box Set. In late 1997 The Box began programming, distributing and marketing a number of themed music channels marketed under The Box Set brand for digital distribution to cable operators in the United States. These services are available on TCI's HITS and are strategically packaged with other programming services targeted to specific audiences. Box Set channels currently include Box Edge, Box Pulse, Box Classic, Box Urban, Box Exitos, and Box Tejano. An additional estimated 1.4 million subscribers are presently receiving The Box Set brand through digital satellite delivery.

   Low Power Television Stations. The Box also owns 20 low power television stations, of which 19 are currently in operation.

   TRANSMISSION OF PROGRAMMING

   The Box distributes updates of The Box Music Network's programming and advertising in the United States through digital VSAT satellite transmission to the box units installed in cable systems and low power television stations. Viewer video requests are also transmitted from The Box's call center to the digital file servers in the field using this digital VSAT technology. These digital box units then store and playback music videos, advertising and other programming. The Box endeavors to customize the selection of music videos available on each box to match the programming preferences (pop, mainstream or Latin, among others) of the local market. Transmission of The Box Music Network or The Box Set programming does not require additional hardware to watch or to select music videos interactively. For the purpose of its digital VSAT transmission, The Box leases transponder capacity from Hughes Communications Galaxy, Inc. ("Hughes") on the Galaxy 7 satellite, which also provides facilities for uplink of The Box's signals to the transponders. The term of the transponder lease runs through February 2001.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   A national version of The Box Music Network is also distributed to smaller cable systems and low power television stations where installation of a box unit is not economical. This national feed is transmitted through TCI's HITS. The Box Set channels are also distributed through TCI's HITS directly to cable operators, via direct satellite transmission.

   All cable systems and low power television stations transmit their television signals to households who have 900 or comparable premium telephone service.

   VIDEO LICENSING

   The Box has entered into arrangements or agreements with ASCAP and BMI to pay royalties on revenues derived from the distribution of music on The Box Music Network and the Box SET in the United States. The Box's agreements with ASCAP and BMI have expired and The Box is currently operating on a month-to-month basis at the previous rates. The Company obtains music videos directly from record labels and currently pays no fee to the distributors of music videos played in the United States; however, there can be no assurance that the Company will continue to obtain music videos for airing in the United States at no charge or on terms deemed satisfactory to the Company. Fees are paid for performance and composer rights in international markets where the Company operates. The Box has also entered into a new agreement with BMI with respect to its owned and operated low power television stations through which The Box Music Network is distributed. The new fees associated with these licenses are slightly lower than the former licensing fees.

   MARKETING

   The Box derives revenues from viewer fees and advertising sales. The Box focuses its marketing efforts on advertisers and affiliates (cable operators and low power television stations) and, to a lesser extent, its viewers. The Box has four regional sales offices in the Unites States for advertising sales, and five regional sales offices for affiliate sales. The affiliate sales offices also handle DMX's affiliate residential sales. In fiscal year 1998, approximately 60% of The Box's revenues were derived from advertising and 40% from net viewer revenues.

   Marketing efforts focus on obtaining commitments from cable operators to carry The Box Music Network on their cable systems. The Box Music Network's programming currently is carried by cable system operators representing approximately 10.3% of the U.S. cable market. The Box has identified for its expansion several cable television systems and additional low power television stations located in the United States with 900 telephone service. The Box, however, faces significant competition for channel space available on such cable systems. The Box also faces increased difficulty in locating low power television stations in areas that have a large non-cable subscriber base that do not presently receive The Box Music Network. Accordingly, there can be no assurance that cable channel space or suitable low power television systems will be available for The Box to continue to expand the distribution of its programming in the United States.

   The Box has entered into written programming agreements with approximately 81% of the cable system operators that presently carry The Box's programming in the United States. Pursuant to such affiliation agreements entered into prior to 1998, The Box pays cable operators the greater of a guaranteed minimum monthly fee per subscriber or a specified percentage of the gross revenues generated by each cable operator's system. Substantially all such cable operators are presently receiving the guaranteed minimum monthly fee, which fee bears no direct relationship on net revenues generated by The Box's programming. Accordingly, the direct costs of the affiliation agreements could exceed the net revenues generated by The Box's programming. Agreements entered into in 1998, and planned to be offered for new affiliations in 1999 and thereafter, generally do not require any monthly payments to be made to affiliates. Instead, an upfront launch incentive is paid for a long-term carriage agreement. The Box periodically evaluates available alternatives to affiliation agreements that do not generate revenues in excess of direct costs. Such alternatives may include the cancellation of such program affiliation agreements, which will reduce net viewer revenues and advertising sales, unless The Box is able to replace such program affiliation agreements with other affiliation agreements.

   Consistent with industry practice, The Box's written programming affiliation agreements with cable system operators (entered into prior to 1998) may be canceled by either party upon 90 days prior written notice. To the extent that any agreement is terminated early, any upfront launch incentive must be rebated to The Box on a pro rata basis. In addition, approximately 11 percent of The Box's domestic subscribers are carried by cable system operators that have not entered into written programming affiliation agreements with The Box. Accordingly, no assurance can be given that such cable operators will continue to carry The Box's programming. If The Box were to experience a high rate of terminations, operating revenues could be adversely affected.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   COMPETITION

   The television programming business in the United States is highly competitive. The Box competes for channel space and viewers with other music video television programmers, such as MTV and VH-1. In addition, The Box competes with a large number of other cable programming services for the limited amount of channel space presently available on cable systems. Although the migration to digital distribution and other changing technology in this area is expected in the industry to expand available channel capacity in the future, there can be no assurance that The Box will be successful in obtaining distribution of its products on the additional channel space. Substantially all of The Box's competitors are larger and possess greater financial resources than The Box. The Box is not aware of any competitor that currently offers and operates a service comparable to the interactive component of The Box's programming.

   Music video services also compete for consumers' time and discretionary income that is spent on other sources of entertainment, such as video cassettes, music services, broadcast television and radio, magazines, live music performances, motion picture theaters, basic and premium television services, and in-home audio systems.

   GOVERNMENT REGULATION

   Video Programming Ownership and Carriage. The 1992 Cable Act required the FCC to, among other things, (i) prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry video programming in which the owner of such cable system has an attributable interest; and (ii) consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements that exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only to the first 75 activated channels on the cable system, and the rules do not apply to local or regional programming services. These rules may limit carriage of the Company's video programming services on certain systems of affiliated cable operators, such as TCI.

   Closed Captioning. The 1992 Cable Act also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC will require substantial closed captioning over an eight to ten year phase-in period with only limited exemptions. As a result, the Company's video programming operations are expected to incur additional costs for closed captioning.

   Television Stations. The Company, through its wholly-owned subsidiary VJN LPTV Corp., is authorized by the FCC to operate 20 low power television ("LPTV") stations, of which the Company is currently operating 19 LPTV stations. An FCC license for the ownership or operation of an LPTV station is effective for a maximum period of five years. These licenses are renewable for another five years if the licensee is in compliance with FCC rules. FCC regulations require the Company to obtain approval from the FCC prior to acquiring or selling an LPTV station. The Company also is subject to certain FCC regulations and policies regulating the content of its programming and the operation of its stations.

   When the FCC established LPTV service, it determined that LPTV stations would have secondary status to full service television stations. The Commission has concluded that, during the upcoming transition to digital television, there is insufficient available spectrum to preserve all existing LPTV stations. In order to provide full service television stations with a second digital channel, a number of LPTV stations will be displaced, especially in the major markets. On February 23, 1998, the FCC released the final table of digital allotments. The Company has not yet determined the impact of the final allotment upon its LPTV stations and its LPTV station affiliates. While the number of existing channels allotted to The Box's owned and operated LPTV stations that will be displaced is known, The Box has or will apply for new channel assignments for each displaced station, and it cannot yet be determined to what degree these efforts will be successful.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


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

   Proposed Changes in Regulation. The regulation of programming services, cable television systems, satellite carriers and television stations is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that The Box's business will not be affected adversely by future legislation, new regulation or deregulation.

   TRADEMARKS AND COPYRIGHTS

   The Box holds two United States copyrights on certain software. Since a copyright primarily protects written expression but not ideas, concepts or principles, The Box's copyrights may not afford protection against competitors who independently develop comparable software.

   The Box has obtained United States registrations for a number of trademarks including, "THE BOX (with design)". The Box has also obtained registrations, has applications pending for or is in the process of filing for trademark registrations for "THE BOX (with design)" and certain of its trademarks in a number of foreign jurisdictions. The Box believes that its trademarks are valuable properties and intends to defend them vigorously.

   The Box also holds three United States patents relating to its telephone access display systems, which enable viewers to telephonically select music videos. The systems may also have other interactive television applications such as shopping, trivia, comedy, sports and general information. The Box has also received patents for its telephone access display system in Italy, Canada and France. In May 1995, May 1996 and June 1996, The Box filed new patent applications and addendum for the interactive video system, The Digital Box. Further, in May 1996, The Box filed an international patent with the European Union and the United Kingdom for this same digital technology. The Box has filed additional updates of its patent applications in the United States and these same foreign countries. In the future, The Box may file additional applications in other foreign jurisdictions. There can be no assurance as to the breadth or degree of protection which such copyrights, trademarks and patents may afford The Box.

   INTERNET - SONICNET

   GENERAL

   Paradigm is an entertainment company, which commenced operations in November 1995. Its primary operation is an online music network conducted by its subsidiary, SonicNet, which consists of an internet-based group of websites. SonicNet (http://www.sonicnet.com) produces and distributes digital music content, including artist information, artist interviews, album reviews, live "cybercasts" of music performances, online "artist chats," editorial music industry and consumer product reviews, on-demand "streaming" of promotional music videos, online animation and related interactive consumer directed programming. SonicNet receives in excess of 8 million page views per month.

   SonicNet also operates an affiliates program, where it establishes "links" or partnerships with a number of online services, internet "portals," and other websites. These affiliations, which typically involve the display of SonicNet content on online services, internet "portals," and websites, include: a channel partnership with America Online ("AOL"), where SonicNet maintains an "anchor tenancy" presence in AOL's content area devoted to music; a partnership with Yahoo!, where SonicNet provides news and headlines to Yahoo!; a partnership with the online service Snap! for the provision of news and other affiliate relationships.

   A major emphasis of SonicNet is to inform internet consumers of new artists and their performances as well as to provide interviews and chats with artists, multimedia product samples from popular music selections, and reviews and features from noted

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   music journalists. SonicNet's "Daily Music News of the World" (updated several times daily with breaking news items), provides viewers with news associated with the music industry. Album reviews are also included on SonicNet. In 1998, in addition to music news, SonicNet provided feature stories and/or interviews with top artists such as R.E.M., the Artist Formerly Known as Prince, Smashing Pumpkins, Garbage, Hole, Ice Cube, Korn, Sonic Youth and Counting Crows. SonicNet also offers live "cybercasts" of popular music concerts. In 1998, SonicNet provided "cybercasts" and online production services for the Tibetan Freedom Concert, the Warped Tour, the H.O.R.D.E. Festival, Smokin' Grooves, The Beastie Boys and Jewel. SonicNet also produced online "chats" with artists, including Mariah Carey, Puff Daddy, and Metallica.

   SonicNet's revenues are derived from the sale of advertising and sponsored online areas within SonicNet's websites. In 1998, advertisers and sponsors on SonicNet and its related sites included Levi Strauss & Co., Microsoft, Intel, Arizona Jean Company, Sony Mini-Disc, Amazon.com, Showtime, Sony Pictures, Columbia House, Kenwood, U.S. Army, Absolut Vodka, Hyundai and Philips Electronics.

   SonicNet has developed an international presence through license agreements in Japan, Australia, and Switzerland.

   COMPETITION

   The online commerce market is rapidly evolving and intensely competitive. Barriers to entry are minimal and current and new competitors can launch new sites at relatively low cost. SonicNet faces competition from other providers of products, services and information in the music content segment of the internet and online services. SonicNet's major competitors on the internet include MTV Online, the Ultimate Band List, the Rolling Stone Network and Launch. In light of SonicNet's limited operating history, no assurances can be given that SonicNet will be able to successfully compete in these industries.

   GOVERNMENT REGULATION

   General. The applicability to the internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel, personal privacy, rights of publicity, language requirements and content restrictions, is uncertain and could expose SonicNet to liability. The laws of certain foreign countries provide the owner of copyrighted products with the exclusive right to expose, through sound and video samples, copyrighted items for sale to the public and the right to distribute such products. Any new legislation or regulation, or the application of existing laws and regulations to the internet could have a material adverse effect on SonicNet.

   The Company believes that its use of third party material on its internet website is permitted under current provisions of copyright law. However, legal rights to certain aspects of internet content and commerce are not clearly settled and SonicNet's ability to rely upon one or more exemptions or defenses under copyright law is uncertain. There can be no assurance that SonicNet will be able to continue to provide rights to information, including downloadable music samples and artist record and other information. The failure to be able to offer such information could have a material adverse effect on SonicNet.

   On February 26, 1999 the FCC released an order in which it exerted jurisdiction over dial-up calls to internet service providers ("ISPs"). This ruling follows a similar FCC order from October 1998 in which it ruled that direct connections to ISPs using Digital Subscriber Loop services were jurisdictionally interstate. Notwithstanding a finding that such traffic is jurisdictionally interstate, the FCC's more recent ruling provides that ISP-bound calls are not "long distance" calls and thus local exchange carriers ("LECs") may not assess per-minute access charges on ISPs for use of the local telephone network. The FCC also held that the interstate nature of dial-up calls to ISPs does not foreclose a LEC terminating such traffic for the ISP from assessing "reciprocal compensation" to the LEC originating such traffic. The FCC further stated that, absent a federal rule to the contrary, state utility commission decisions or intercarrier arrangements which require reciprocal compensation payments remain in force. Incumbent LECs, among others, have appealed the FCC's orders and have made filings in states to seek reconsideration of state commission decisions upholding reciprocal compensation. These appeals and requests for reconsideration contend that interstate traffic must give rise to access charges and cannot qualify for reciprocal compensation. Certain incumbent LECs have also suspended or placed in escrow reciprocal compensation payments in light of these appeals and requests for reconsideration. If incumbent LECs prevail in their appeals of the FCC orders, they may be able to assess per-minute access charges on ISPs, which could increase the costs of communicating on the Internet substantially, potentially slowing the growth in use of the Internet. Further, if incumbent LECs prevail in their petitions for reconsideration at state utility commissions, a substantial number of intercarrier arrangements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   will be subject to renegotiation, and to the extent ISPs take service from non-incumbent LECs, such renegotiations could have a material impact on the cost, terms, and conditions of such ISP service.

   Proposed Changes in Regulation. The regulation of cable television systems, satellite programming services and television stations is subject to the political process and has been in constant flux over the past decade. Regulation of internet-related business is now developing. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that SonicNet's business will not be affected adversely by future legislation, new regulation or deregulation.

   PERSONNEL

   As of December 31, 1998, the Company had 544 full-time employees. The Company considers its relations with its employees to be satisfactory.

   ITEM 2. PROPERTIES

   TCI Music's principal executive offices are located at 67 Irving Place North, 4th Floor, New York, NY 10003.

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

   ITEM 3. LEGAL PROCEEDINGS

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

   On September 8, 1996, a purported class action lawsuit entitled Brickell Partners v. Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James
   R. Shaw, Sr., Kent Burkhart, J.C. Sparkman, Bhaskar Menon, DMX, and Tele-Communications, Inc. (Civil Action No. 15206) was filed in the Delaware Chancery Court alleging, among other things, that the proposed acquisition of DMX by TCI is wrongful, unfair and harmful to DMX's public stockholders and seeking to enjoin the consummation of the Merger. DMX believes that this action is without merit and intends to defend it vigorously.

   On or about July 7, 1993, the American Society of Composers, Authors, and Publishers ("ASCAP") initiated an action against the Company and others in the United States District Court for the Southern District of New York. The action is being brought by ASCAP for a determination of a reasonable license fee for the right to use music in the ASCAP repertory. The Company entered into a stipulation with ASCAP wherein the Company will not actively participate in the proceedings, but will be bound by the District Court's findings.

   On or about December 8, 1998, Broadcast Music, Inc. ("BMI") initiated an action against the Company and others in the United States District Court for the Southern District of New York. The action is being brought by BMI for a determination of a reasonable license fee for the right to use music in the BMI repertory. A status conference has been scheduled to take place on March 30, 1999 at which time it is expected that a schedule will be established for discovery, motions, and trial date.

   DMX received a letter from counsel for Selco Servicegesellschaft fur elektronische Kommunikation mbH ("Selco") requesting that DMX make a proposal to settle claims alleged by Selco for damages in the amount of approximately $2.5 million with respect to a guaranty by DMX of obligations of DMX-Europe N.V. ("DMX-E"), a subsidiary of DMX under a Subscriber Management Services Agreement between DMX-E and Selco. Selco's counsel has indicated that Selco intends to initiate formal legal proceedings if DMX does not offer a settlement proposal. TCI Music and DMX do not believe that DMX has any liability to Selco under that guaranty. Nevertheless, neither TCI Music nor DMX can estimate, based on the facts available as of the date of

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   this Report, whether Selco will continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether DMX will be held liable for any material amount.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of TCI Music's security holders during the quarter ended December 31, 1998.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


                                     PART II


   ITEM 5. MARKET FOR TCI MUSIC'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Since July 14, 1997, shares of TCI Music, Inc.'s Series A Common Stock, $0.01 par value per share ("TCI Music Series A Common Stock") have been quoted on the Nasdaq SmallCap Market under the symbol "TUNE"*.

   The following table sets forth the range of high and low sales prices of TCI Music Series A Common Stock since July 14, 1997 for the periods indicated as provided by Nasdaq.

        1997:                                           HIGH            LOW
        -----                                           ----            ---
        Third Quarter (from July 14, 1997)             7.5625          6.7500
        Fourth Quarter                                 7.8125          7.3750

        1998:
        -----
        First Quarter                                  8.1875          7.5938
        Second Quarter                                 9.9375          7.6875
        Third Quarter (through August 13, 1998*)       8.0625          7.7500
        Third Quarter (from August 14, 1998*)          7.7500          2.3750
        Fourth Quarter                                 6.3750          3.0000

   The prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission; and do not necessarily reflect actual transactions.

   On December 31, 1998, the closing price for the TCI Music Series A Common Stock reported by Nasdaq was $4.6880. As of December 31, 1998 there were 212 stockholders of record of TCI Music, Inc. ("TCI Music") with approximately 4% of the shares held in "street name".

    -----------------------
   *Until August 13, 1998, each share of TCI Music Series A Common Stock issued in the merger of TCI Music and DMX Inc. (the "DMX Merger") traded on the Nasdaq SmallCap Market together with a right granted by Tele-Communications, Inc. ("TCI") in connection with the DMX Merger (a "TCI Right"). Each TCI Right entitled the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock for $8.00, payable at the election of TCI, in cash, a number of shares of TCI's Series A TCI Group common stock having an equivalent value, or a combination thereof, if during the one-year period beginning on July 11, 1997 the price of the TCI Music Series A Common Stock trading with associated TCI Rights did not equal or exceed $8.00 for a period of at least 20 consecutive trading days. The TCI Rights became exercisable from July 11, 1998 through August 13, 1998. During such period, TCI Rights with respect to 7,602,483 shares of TCI Music Series A Common Stock were exercised, and such shares were purchased by TCI for cash. All unexercised TCI Rights expired at the close of business on August 13, 1998. On August 14, 1998 TCI Music Series A Common Stock without TCI Rights commenced trading on the Nasdaq SmallCap Market.

   DIVIDENDS

   No dividends have been paid by TCI Music, Inc. as of December 31, 1998. The Company does not anticipate paying cash dividends in the foreseeable future.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


ITEM 6. SELECTED FINANCIAL DATA.

The following is a summary of selected financial information relating to the financial condition and results of operation of TCI Music and its predecessor and should be read in conjunction with the Company's consolidated financial statements (amounts in thousands, except per share data).

                                                   TCI MUSIC, INC.                          DMX, LLC
                                              -----------------------   -------------------------------------------------
                                                           SIX MONTHS  NINE MONTHS
                                              YEAR ENDED      ENDED       ENDED
                                              DECEMBER 31, DECEMBER 31,  JUNE 30,         YEARS ENDED SEPTEMBER 30,
                                                 1998         1997         1997         1996         1995         1994
                                              ----------   ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA
Revenue                                       $   84,452       22,955       16,594       17,326       12,773        9,377
Operating, selling, general and
  administrative expenses                         76,720       14,294       27,437       30,459       22,166       20,559
Depreciation and amortization                     24,120        6,317        1,789        1,884        1,342        1,065
Inventory writedown                                1,102           --           --           --           --           --
Loss on disposal of DMX-Europe N.V.                   --           --        1,738        7,153           --           --
                                              ----------   ----------   ----------   ----------   ----------   ----------
Net operating income (loss)                      (17,490)       2,344      (14,370)     (22,170)     (10,735)     (12,247)

Interest income (expense), net                    (5,370)        (280)        (422)        (300)        (209)          38
Share of earnings (loss) of affiliates              (526)          76          203      (11,657)     (12,964)      (4,522)
Other income (expense), net                         (135)        (223)        (119)         272          829          226
                                              ----------   ----------   ----------   ----------   ----------   ----------
Net earnings (loss) from continuing
   operations before income taxes                (23,521)       1,917      (14,708)     (33,855)     (23,079)     (16,505)
Income tax benefit (expense)                       1,229       (2,382)          --           --           --           --
                                              ----------   ----------   ----------   ----------   ----------   ----------
Net loss from continuing operations           $  (22,292)        (465)     (14,708)     (33,855)     (23,079)     (16,505)
                                              ==========   ==========   ==========   ==========   ==========   ==========

Net loss attributable to common stockholders  $  (30,467)        (589)     (14,708)     (33,855)     (23,079)     (16,505)
                                              ==========   ==========   ==========   ==========   ==========   ==========

Basic and diluted loss attributable to
   common stockholders per common share       $    (0.38)       (0.01)       (0.25)       (0.68)       (0.60)       (0.48)
                                              ==========   ==========   ==========   ==========   ==========   ==========

Weighted average number of common shares          81,046       77,423       59,587       49,676       38,585       34,436
                                              ==========   ==========   ==========   ==========   ==========   ==========
                                                  TCI MUSIC, INC.                          DMX, LLC
                                              -----------------------   -------------------------------------------------
                                                    DECEMBER 31,         JUNE 30,               SEPTEMBER 30,
                                              -----------------------   ----------   ------------------------------------
                                                 1998         1997         1997         1996         1995         1994
                                              ----------   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA
Current assets                                $   27,623       25,502        6,186        7,719       12,123        9,651
Net assets of discontinued operation                 132        4,649           --           --           --           --
Investments in affiliates, accounted for
  under the equity method                            962        1,051          558          504          457          450
Property and equipment, net                       23,596       13,320        4,132        5,894        4,336        4,444
Intangibles and other assets, net                158,906      149,356          110        4,635          166           55
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total assets                                  $  211,219      193,878       10,986       18,752       17,082       14,600
                                              ==========   ==========   ==========   ==========   ==========   ==========

Current liabilities                           $   22,395       23,857       14,705       16,932        3,626        3,824
Other liabilities                                  4,072        2,357        2,082        1,773        1,252          713
Related party debt and accrued interest              226        2,733        3,887           --           --           --
Debt                                              96,244       53,236           23        1,401        1,446        1,704
Deferred income taxes                                 --        2,811           --           --           --           --
Negative investment in DMX-Europe N.V.             9,058        9,058        6,591           --       15,886        8,175
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total liabilities                                131,995       94,052       27,288       20,106       22,210       14,416

Redeemable convertible preferred stock            34,322       35,588           --           --           --           --

Stockholders' equity (deficit)                    44,902       64,238      (16,302)      (1,354)      (5,128)         184
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total liabilities and stockholders'
  equity (deficit)                            $  211,219      193,878       10,986       18,752       17,082       14,600
                                              ==========   ==========   ==========   ==========   ==========   ==========

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   GENERAL

   TCI Music acquired DMX Inc. (now DMX, LLC) ("DMX") on July 11, 1997 in the DMX Merger. Pursuant to the DMX Merger, TCI Music became the successor registrant to DMX. The DMX Merger was accounted for under the purchase method of accounting effective July 1, 1997. The $86.5 million excess of the purchase price over the fair value of the net tangible assets acquired in the DMX Merger is being amortized over ten years.

   Effective December 16, 1997, TCI Music acquired The Box Worldwide, Inc. ("The Box") in a merger (the "Box Merger"). As a result of the Box Merger, the Box became a wholly-owned subsidiary of TCI Music. The Box Merger was accounted for under the purchase method of accounting. Accordingly, the results of operations of The Box have been consolidated with those of the Company since the date of acquisition, and the Company recorded The Box's assets and liabilities at fair value. The $28.9 million excess of the purchase price over the fair value of the net tangible assets acquired is being amortized over ten years.

   Effective December 31, 1997, TCI Music acquired Paradigm Music Entertainment Company ("Paradigm") in a merger (the "Paradigm Merger"). The Paradigm Merger was accounted for under the purchase method of accounting. Accordingly, the results of operations of Paradigm have been consolidated with those of the Company since the date of acquisition and the Company recorded Paradigm's assets and liabilities at fair value. The $29.3 million excess of the purchase price over the fair value of the net tangible assets acquired is being amortized over five years.

   On December 21, 1998, the Company discontinued the operations of Paradigm Associated Labels ("PAL"), an operating entity acquired in the Paradigm Merger, and as a result, its operation is reflected as a discontinued operation for the year ended December 31, 1998. The excess of the purchase price over the fair value of the net tangible assets of PAL at the time of the Paradigm Merger of $4.3 million was fully written off and is included as part of the discontinued operation in the consolidated statement of operations.

   For additional information concerning the DMX Merger, The Box Merger and the Paradigm Merger, see note 6 to the accompanying consolidated financial statements.

   On March 9, 1999 AT&T Corp. ("AT&T") acquired TCI in a merger (the "AT&T Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger ("Merger Agreement"), dated as of June 23, 1998. In the AT&T Merger, TCI became a wholly owned subsidiary of AT&T.

   Immediately prior to the AT&T Merger, TCI combined the assets and business of Liberty Media Group and TCI Ventures Group (the "Liberty/Ventures Combination"). The shares of Class A and Class B Liberty Media Group Common Stock issued in the AT&T Merger are newly authorized classes of common stock of AT&T which are intended to reflect the separate performance of the businesses and assets attributed to the new "Liberty Media Group" formed by the Liberty/Venture Combination. The new Liberty Media Group is made up of the corporations, partnerships and other entities and interest, including stock of TCI Music, which comprised Liberty Media Group and TCI Ventures Group prior to the AT&T Merger. Certain agreements entered into at the time of the AT&T Merger as contemplated by the Merger Agreement, among other things, provide preferred vendor status to the Liberty Media Group for digital basic distribution on AT&Ts systems of new programming services created by Liberty Media Group and its affiliates, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty Media Group to continue to be managed by certain members of TCI's management who managed the business of the former Liberty Media Group and TCI Ventures Group.


   ACCOUNTING STANDARDS

   During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   transactions, or (3) foreign currency exposures on net investments in foreign operations. As of December 31, 1998, the Company has not entered into any derivative contracts nor does it hold any derivative financial instruments. Therefore, SFAS 133 will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

   Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statement of operations and comprehensive earnings to conform to the requirements of SFAS 130. SFAS 130 requires that all items, which are components of comprehensive earnings, be reported in a financial statement in the period in which they are recognized. The Company has included cumulative foreign currency translation adjustments in other comprehensive earnings, which had been recorded directly in stockholders' equity. Pursuant to SFAS 130, this item is reflected as a component of other comprehensive earnings in the Company's consolidated statements of operations and is included in accumulated other comprehensive earnings and losses in the Company's consolidated balance sheets and statements of stockholders' equity.

   YEAR 2000

   During 1998, TCI continued its enterprise-wide comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of TCI Music's most critical systems, equipment, and facilities. TCI also continued its effort to verify the year 2000 readiness of TCI Music's significant suppliers and vendors and continued to communicate with significant business partners to assess such partners year 2000 status.

   TCI has a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on TCI Music's year 2000 remediation efforts. At December 31, 1998, it was comprised of a 119-member, full-time staff, accountable to executive management of TCI. As further described in note 16 to the accompanying consolidated financial statements, TCI was acquired by AT&T on March 9, 1999. Although no assurance can be given, management of TCI Music does not anticipate that such merger will have a detrimental impact on the Company's year 2000 assessment and remediation.

   The PMO has defined a four-phase approach to determining the year 2000 readiness of TCI Music's systems, software and equipment. Such approach is expected to provide a detailed method for tracking the evaluation, repair and testing of TCI Music's critical systems, software and equipment. Phase 1, Assessment, involves the inventory of all critical systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant critical equipment and systems. Phase 3, Testing involves testing TCI Music's critical systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCI Music. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

   At December 31, 1998, TCI Music's overall progress by phase was as follows:

     PHASE                     PERCENTAGE OF YEAR 2000 PROJECTS      EXPECTED COMPLETION DATE ALL YEAR
                                     COMPLETED BY PHASE*                       2000 PROJECTS
                               --------------------------------      -----------------------------------
     Phase 1-Assessment                     100%                                    n/a
     Phase 2-Remediation                     21%                                 April 1999
     Phase 3-Testing                          4%                                 July 1999
     Phase 4-Implementation                   0%                                 July 1999


   ---------------------

   * Number of Year 2000 projects completed in each phase as a percentage of the total number of Year 2000 projects.

     The completion dates set forth above are based on TCI Music's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   TCI Music is completing an inventory of critical systems with embedded technologies that impact it's operations and is currently determining the correct remediation approach. The embedded technology assessments are expected to be complete by April of 1999.

   During 1998, TCI continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to TCI Music's operations. The year 2000 readiness of such providers is critical to continued provision of TCI Music's services. TCI has received information that critical systems, services or products supplied to TCI Music by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999.

   In addition to the survey process described above, management of TCI Music has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendors' year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 team. TCI Music is also requiring testing to validate the year 2000 compliance of certain critical products and services.

   Year 2000 expenses and capital expenditures incurred during the year ended December 31, 1998 were immaterial. Management of TCI Music currently estimates the total cost associated with TCI Music's year 2000 remediation efforts to be not less than $500,000 (including TCI Music's pro rata share of the $33 million cost for replacement of noncompliant information technology ("IT") systems). Also included in this estimate is TCI Music's pro rata share of $14 million in future payments to be made by the PMO pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services. Although no assurances can be given, management currently expects that (i) cash flow from operations will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with TCI Music's year 2000 program will not be material to TCI Music's financial position, results of operations or cash flows.

   TCI is a widely distributed enterprise in which allocation of certain resources, including IT support is decentralized. Accordingly, neither TCI nor TCI Music consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

   The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. Management believes that its year 2000 program will significantly reduce TCI Music's risks associated with the changeover to the year 2000 and has implemented certain contingency plans to minimize the effect of any potential year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that TCI Music has deemed critical in regard to customer service, business operations, financial impact or safety.

   The failure of certain signal origination equipment or software could disrupt the delivery of digital music services to customers and could necessitate crediting customers for failure to receive such premium services. In this event, management expects that it will transmit repetitive programming until the problem is resolved. Further, a failure of certain hardware and software could disrupt the delivery of music video programming services. Management anticipates that it could resolve the issue by manual intervention until the situation could be corrected.

   A failure of the services provided by billing systems service providers could result in a loss of customer records which could result in a disruption in the ability to bill customers for a protracted period. TCI Music plans to prepare electronic backup records of its customer billing information prior to the year 2000 to allow for data recovery. In addition, TCI Music continues to monitor the year 2000 readiness of its key customer billing suppliers.

   Security and fire protection systems failure could leave facilities vulnerable to intrusion and fire. TCI Music expects to return such systems to normal functioning by turning the power off and then on again ("power off/on"). TCI Music also plans to have additional security staff on site and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface with and control elevators, escalators, wireless systems, public access systems and certain telephony systems. In the event such computers cease operating, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date, which precedes the year 2000.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   In the event that the local public utility cannot supply power, TCI Music expects to supply power for a limited time to its office sites through backup generators.

   The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by TCI Music due to the numerous uncertainties and variables associated with such scenarios.

   TCI Music does not presently anticipate that there will be material losses from any claims of breach of contract due to year 2000 issues.

   SUMMARY OF OPERATIONS

   TCI Music has three reportable segments from its continuing operations:
   "Audio," which represents the operations of DMX, which is engaged in programming, distributing and marketing a digital music service delivered to homes and businesses; "Video," which represents the operations of The Box, which is principally engaged in programming, distributing and marketing a television programming service under the name The Box Music Network; and "Internet," which represents the operations of SonicNet, which is principally engaged in creating, distributing and marketing interactive music programming, products and services through the internet.

   A principal amount of the Audio segment revenues are derived from certain payments made by TCI under a Contribution Agreement, as amended, between TCI and the Company (the "Amended Contribution Agreement"). Pursuant to the Amended Contribution Agreement, TCI is required to deliver, or cause certain of its subsidiaries to deliver to the Company monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"). The adjusted payments for fiscal 1998 were approximately $20 million. The Annual TCI Payments represent the revenues received by TCI affiliates from sales of DMX services net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to the Company.

   In connection with the DMX Merger, the Company changed its fiscal year end to December 31. Accordingly, the results of operations for 1997 include a transition period. For purposes of the following analysis and discussion, the year ended December 31, 1998 is compared to the combined results of two periods: the six-month period ended December 31, 1997 for TCI Music and the six-month period ended June 30, 1997 for DMX. The six-month period ended December 31, 1997 is compared with the corresponding period ended December 31, 1996 and the nine-month period ended June 30, 1997 is compared with the corresponding period ended June 30, 1996. Since The Box and Paradigm were acquired at the end of fiscal 1997, the discussion relating to the periods ended June 30, 1997 and 1996 includes the operations of DMX only. Such comparisons are made solely to present a discussion of the components of TCI Music. Such comparisons may not be representative of future operations as the predecessor operations are based on a different accounting basis.

   REVENUE

   Total revenue, increased $50.1 million or 146% for the year ended December 31, 1998 from $34.4 million in the corresponding period in the prior year. Of the increase, $23.1 million or 46% is attributable to the Audio segment; $24.9 million or 50% is attributable to the Video segment; and $2.1 million or 4% is attributable to the Internet segment. Total revenues derived from the Audio segment increased $23.0 million or 54.8%. Such increase is primarily attributed to an increase in the Annual TCI Payments of $11.6 million and an increase in subscriber revenue of $9.4 million. Subscriber revenue increased as a result of continued growth in DMX's residential and commercial subscriber bases and expansion of the business into eight new markets. Additionally, DMX increased other revenue by $3.5 million primarily from equipment and installation sales attributable to the increased subscriber base. Offsetting the increase in revenue was $1.5 million resulting from the de-consolidation of DMX-Europe N.V. and subsidiary ("DMX-E") as of July 1, 1997. Total revenues derived from the Video segment increased $24.9 million. Such increase is a result of the acquisition of The Box in December 1997. Total revenues derived from the Internet segment increased $2.1 million. Such increase is a result of the acquisition of Paradigm in December 1997. Subscriber fee revenue from TCI and its affiliates, exclusive of the Annual TCI Payments, represented approximately 40.0% and 50.4% of total subscriber fees for the years ended December 31, 1998 and 1997, respectively.

   Total revenues, exclusive of revenue from DMX-E, increased $14.0 million or 155% for the six months ended December 31, 1997, as compared to the corresponding period in the prior year. Of the increase, $13.1 million or 94% is attributable to the

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   Audio segment and $900,000 or 6% is attributable to the Video segment. Total revenues derived from the Audio segment increased $13.1 million or 146%. Such increase is primarily attributed to $10.7 million received in connection with the Annual TCI Payments, an increase in subscriber revenue of $1.7 million resulting from continued growth in commercial subscriber fee revenue and an increase of $700,000 in other revenue from equipment sales and installation. Total revenues derived from the Video segment increased as a result of the acquisition of The Box. Subscriber fee revenue from TCI and its affiliates, exclusive of the Annual TCI Payments, represented approximately 50% and 55% of total subscriber fees for the six months ended December 31, 1997 and 1996, respectively.

   Total revenue, exclusive of revenue from DMX-E, increased $2.4 million or 20% for the nine months ended June 30, 1997 as compared to the corresponding period in the prior year. All of such revenues were derived from the Audio segment. Such increase was primarily attributed to continued growth in commercial and residential subscriber fee revenue. Subscriber fee revenue from TCI and its affiliates represented approximately 50% and 57% of total subscriber fees, for the nine months ended June 30, 1997 and 1996, respectively.

   OPERATING EXPENSES

   Operating expenses, exclusive of DMX-E operating expenses, increased $9.4 million or 78% for the year ended December 31, 1998 as compared to the corresponding period in the prior year. Of the increase, $8.9 million or 94% is attributable to the Video segment and $500,000 or 6% is attributable to the Audio segment. Operating expenses increased in the Video segment primarily as a result of the acquisition of The Box and the payment of a related party charge for uplink and affiliated fees of $1.4 million. The increase in operating expenses in the Audio segment was not significant, as increased costs relating to music rights, royalties and amounts paid to TCI as compensation for services rendered in generating the Annual TCI Payments were offset by decreases in satellite expense and research and development.

   Operating expenses, exclusive of DMX-E operating expenses, increased $1.4 million or 28% for the six months ended December 31, 1997 as compared to the corresponding prior year period. Of the increase, $1.1 million or 78% is attributable to the Audio segment; and $313,000 or 22% is attributable to the Video segment. Operating expenses in the Audio segment increased $1.1 million or 22%, primarily attributable to fees paid to TCI as compensation for services rendered in generating the Annual TCI Payments. Operating expenses in the Video segment increased as a result of the acquisition of The Box.

   Operating expenses, exclusive of DMX-E operating expenses, increased $972,000 or 14% for the nine months ended June 30, 1997, as compared to the corresponding prior year period. All of such operating expenses are attributable to the Audio segment, primarily due to increased music rights expense resulting from growth in subscribers.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased $39.7 million or 266% for the year ended December 31, 1998 as compared to the corresponding period in the prior year. Of the increase, $22.3 million or 56% is attributable to the Video segment; $10.0 million or 25% is attributable to the Audio segment; and $7.4 million or 19% is attributable to the Internet segment. Selling, general and administrative expenses increased for the Video segment due to the acquisition of The Box. Selling, general and administrative expenses incurred by the Audio segment increased $10 million or 71% as a result of personnel, occupancy and promotional expenses associated with DMX's growth in subscriber revenues and expenses related to the expansion of its commercial business in eight new markets. Selling, general and administrative expenses increased for the Internet segment due to the acquisition of Paradigm.

   Selling, general and administrative expenses increased $533,000 or 8% for the six months ended December 31, 1997 as compared to the corresponding period in the prior year. Such increase is primarily attributable to the Video segment as a result of the acquisition of The Box.

   Selling, general and administrative expenses for the nine months ended June 30, 1997 were consistent with the nine months ended June 30, 1996. All of such expenses were attributable to the Audio segment. Increases in legal expenses associated with the DMX Merger, the provision for doubtful accounts, and rent expense were offset primarily by decreases in salary expenses associated with a performance bonus paid to an executive officer in the prior year and the expiration of a royalty agreement.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense increased $16.6 million for the year ended December 31, 1998 as compared to the corresponding period in the prior year. Such increase is primarily attributable to an increase in the balance of property and equipment and intangibles resulting from the DMX Merger, the Box Merger, the Paradigm Merger, and other acquisitions made by DMX during 1998.

   Depreciation and amortization expense increased $5.3 million for the six months ended December 31, 1997 as compared to the corresponding period in the prior year. Such increase is primarily attributable to the intangible amortization resulting from the DMX Merger and The Box Merger.

   Depreciation and amortization increased $487,000 for the nine month period ended June 30, 1997 as compared to the corresponding period in the prior year. Such increase is primarily attributable to amortization of excess cost over the fair value of net assets acquired related to the purchase of a 49% interest in DMX-E in May 1996.

   INVENTORY WRITEDOWN

   During the second quarter of 1998, certain digital commercial tuners were written down by $1.1 million as a result of physical inventory adjustments at the field locations and pricing adjustments to the lower of cost or market.

   OPERATING EXPENSES - DMX-E

   The results of operations of DMX-E for 1996 represent DMX-E's activities since its May 17, 1996 acquisition date. As discussed below, DMX-E was de-consolidated as of June 30, 1997 and ceased operations on July 1, 1997.

   DISPOSAL OF DMX-E

   DMX-E ceased operations on July 1, 1997. The Company has accounted for the effect of the disposal of DMX-E and has estimated the loss on the disposal of DMX-E in the consolidated statements of operations. The disposal of DMX-E was not accounted for as a discontinued operation as the disposal did not constitute a discontinuance of a segment of the Company. The 1997 loss on disposal of DMX-E of $1.7 million represents the write down of assets to their net realizable values. In 1996, the Company recorded an estimated loss on the disposal of DMX-E of $7.1 million. Such estimated loss on the disposal of DMX-E includes the Company's net investment in DMX-E of $5.7 million and other obligations guaranteed by the Company of $1.4 million.

   INTEREST EXPENSE

   For the year ended December 31, 1998, the Company recorded interest expense and financing costs of $5.2 million on borrowings from unaffiliated third parties. Interest expense from unrelated parties was not significant in prior periods. At December 31, 1998 the Company had outstanding borrowings of $95.0 million under variable-rate debt agreements. Accordingly, in an environment of rising interest rates, the Company expects that it would experience an increase in interest expense.

   TCI Music incurred interest expense of $149,000 and $552,000 on borrowings from related parties for the years ended December 31, 1998 and 1997 respectively. Interest expense from related parties decreased in 1998 as a result of decreased borrowings.

   LOSS ON A DISCONTINUED OPERATION

   As described above, the operations of PAL were acquired as part of the Paradigm Merger on December 31, 1997. PAL was a non-core operating unit devoted to the development of new artists sound recordings. Management decided to discontinue the PAL operations as a result of changes in market conditions affecting the viability of small label participants and focus the Company's operations on the delivery of music and music entertainment services primarily through internet, cable and satellite. Accordingly, the Company has included a $6.8 million loss as a discontinued operation in the consolidated statements of operations (net of income tax benefit of $1.1 million). This loss represents the operations of PAL for the year ended December 31, 1998 and the write off of the excess of the purchase price over the fair value of the net

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   tangible assets of PAL at the time of the Paradigm Merger. See note 15 to the accompanying consolidated financial statements.

   LIQUIDITY AND CAPITAL RESOURCES

   During the year ended December 31, 1998, the Company's financing activities provided funds of $34.0 million, which were used for its operating activities of $6.3 million and investing activities of $29.8 million, resulting in a net decrease in cash of $2.1 million. During the year ended December 31, 1998, the Annual TCI Payments of $19.9 million were a primary source of cash from operating activities.

   On December 31, 1997, TCI Music entered into a revolving loan agreement, which provides for borrowings of up to $100 million. Borrowings under the agreement bear interest at a rate per annum equal to either (i) the London Interbank Offering Rate (LIBOR) plus an applicable margin depending on TCI Music's leverage ratio, as defined, for the preceding quarter or (ii) the bank's base rate. At December 31, 1998, TCI Music had approximately $5 million available under the revolving loan agreement. For additional information concerning TCI Music's debt see note 10 to the accompanying consolidated financial statements.

   TCI Music believes that net cash provided by operating activities (including the Annual TCI Payments) and available capacity pursuant to the revolving loan agreement will provide adequate sources of liquidity for the next year and intermediate future. As previously described, TCI Music is entitled to receive the Annual TCI Payments through 2017.

   At December 31, 1998, the Company had $97.1 million (or 99%) of variable rate debt and $1.0 million (or 1%) of fixed rate debt. TCI Music's interest rate exposure was primarily to changes in LIBOR rates. The aggregate hypothetical loss in earnings and cash flows on an annual basis on TCI Music's variable rate debt as of December 31, 1998 that would have resulted from a hypothetical adverse change of 10% in the related LIBOR rates, sustained for one year, is estimated to be $650,000.

   As described in notes 7 and 13 to the Company's consolidated financial statements and under the heading "Disposal of DMX-E" above, DMX-E has ceased operations on July 1, 1997. During the year ended December 31, 1998, the Company paid a $1.7 million claim to an affiliated company under the guaranty of DMX-E's obligation in accordance with a satellite uplink services agreement. Such claim was accrued in 1997.

   The Company licenses rights to re-record and distribute music from a variety of sources and pays royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and the Society of European Stage Authors and Composers ("SESAC"). The Company has separate agreements with ASCAP, BMI and SESAC for residential and commercial distribution. Certain of the agreements are being negotiated on an industry-wide basis mainly over new rate structures that may require retroactive rate increases. The Company has continued to accrue royalties that are under negotiations based on its best estimate, after consultation with counsel and consideration of the terms and rates of the expired contracts.

   The Digital Performance Right in Sound Recordings Act of 1995 (the "1995 Act") establishes the right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings by means of subscription services. The 1995 Act provides a compulsory license for noninteractive subscription services. An arbitration proceeding before the United States Copyright Office to determine the statutory license royalty rate to be paid under the 1995 Act by the Company and other digital music residential subscription services on services transmitted to non-business subscribers commenced August 2, 1996. The royalty rate will be retroactive to February 1996. Effective May 8, 1998 the Librarian of Congress, upon recommendation of the Register of Copyrights, issued an order setting the royalty rate at 6.5%. The Recording Industry Association of America ("RIAA") has appealed the order, and, the Company has been granted the right to intervene. The Company may be required to pay a license royalty rate on a retroactive basis in excess of 6.5% as a result of negotiations with the RIAA. At December 31, 1998, the Company's accrued music royalties include the license royalty at the assessed rate of 6.5%. If the Company is required to pay a license royalty rate on a retroactive basis in excess of 6.5% as a result of negotiations with the RIAA, no assurance can be given that such outcome will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   INFLATION

   Management believes that the effect of inflation has not been material to the Company. However, inflation in the costs of personnel, marketing, programming or certain other operating expenses could significantly affect the Company's future operations. Current economic conditions indicate a relatively low inflationary period and as a result, inflation is not expected to materially affect the Company in 1999.

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Liquidity and Capital Resources" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of TCI Music, Inc. are filed under this Item, beginning on Page II-11. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



                        CONSOLIDATED FINANCIAL STATEMENTS


                   (WITH INDEPENDENT AUDITOR'S REPORT THEREON)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                             PAGE
                                                                                                                             ----

Independent Auditor's Report............................................................................................    II-13

Consolidated Financial Statements of TCI Music, Inc. and DMX, LLC (Predecessor):

         Consolidated Balance Sheets - December 31, 1998 and December 31, 1997..........................................    II-14

         Consolidated Statements of Operations and Comprehensive Earnings-Year
            ended December 31, 1998, six months ended December 31, 1997, six months ended June 30, 1997 (unaudited), six months ended December
            31, 1996 (unaudited), nine months ended June 30, 1997 and 1996
            (unaudited) and year ended September 30, 1996...............................................................    II-16

         Consolidated Statements of Stockholders' Equity (Deficit) - Year ended December 31, 1998, six months ended
           December 31, 1997, nine months ended June 30, 1997 and year ended September 30, 1996.........................    II-18

         Consolidated Statements of Cash Flows - Year ended December 31, 1998, six months ended December 31, 1997, six months ended June 30, 1997 (unaudited), six months ended December 31, 1996 (unaudited) and nine months
           ended June 30, 1997 and 1996 (unaudited) and year ended September 30, 1996...................................    II-19

         Notes to Consolidated Financial Statements.....................................................................    II-21

Financial Statement Schedules have not been provided as any required information has been included in the consolidated financial statements and notes thereto or are not required

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
TCI Music, Inc.:

We have audited the accompanying consolidated balance sheets of TCI Music, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive earnings, stockholders' equity (deficit), and cash flows for the year ended December 31, 1998 and the six months ended December 31, 1997. We have audited the related consolidated statements of operations and comprehensive earnings, stockholders' equity (deficit), and cash flows of DMX, LLC and subsidiaries (Predecessor) for the nine months ended June 30, 1997 and the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI Music, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and the six months ended December 31, 1997, and the results of operations and the cash flows for DMX, LLC and subsidiaries (Predecessor) for the nine months ended June 30, 1997 and the year ended September 30, 1996, in conformity with generally accepted accounting principles.



                                                                        KPMG LLP
February 12, 1999

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                                 1998             1997
                                                                              ----------       ----------
                                                                                 (AMOUNTS IN THOUSANDS)
                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $    5,860            7,915
  Trade receivables:
    Unaffiliated                                                                  12,187            6,165
    Related party (note 8)                                                         2,185            2,530
    Allowance for doubtful accounts (note 5)                                        (877)            (563)
                                                                              ----------       ----------
                                                                                  13,495            8,132
                                                                              ----------       ----------

  Prepaid expenses and other current assets                                        2,711            2,962
  Equipment inventory                                                              5,557            6,493
                                                                              ----------       ----------

                 Total current assets                                             27,623           25,502

Net assets of discontinued operation, (note 15)                                      132            4,649

Investments in affiliates, accounted for under the equity method                     962            1,051

Property and equipment, at cost:
  Furniture and equipment                                                         18,236            7,018
  Leasehold improvements                                                             565              523
  Studio and other support equipment                                              11,466            6,892
                                                                              ----------       ----------
                                                                                  30,267           14,433
Less accumulated depreciation                                                      6,671            1,113
                                                                              ----------       ----------
                                                                                  23,596           13,320
                                                                              ----------       ----------

Intangible assets                                                                174,791          152,164
Less accumulated amortization                                                     23,090            4,943
                                                                              ----------       ----------
                                                                                 151,701          147,221
                                                                              ----------       ----------

Other assets                                                                       7,205            2,135
                                                                              ----------       ----------

                                                                              $  211,219          193,878
                                                                              ==========       ==========
                                                                                               (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                           DECEMBER 31, 1998 AND 1997

                                                                               1998             1997
                                                                          --------------   --------------
                                                                               (AMOUNTS IN THOUSANDS)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                                                        $        4,648            3,921
  Accrued expenses (note 9)                                                       13,397           10,367
  Accrued loss on disposal - DMX-Europe N.V. (note 7)                              1,117            2,827
  Current portion of debt, including related party debt (notes 8 and 10)           1,724            4,980
  Income tax payable, related party (note 12)                                      1,509            1,762
                                                                          --------------   --------------

                  Total current liabilities                                       22,395           23,857

 Other liabilities                                                                 4,072            2,357
 Related party debt (note 8)                                                         226            2,733
 Debt (note 10)                                                                   96,244           53,236
 Deferred income taxes (note 12)                                                      --            2,811
 Negative investment in DMX-Europe N.V. (note 7)                                   9,058            9,058
                                                                          --------------   --------------
                  Total liabilities                                              131,995           94,052
                                                                          --------------   --------------

 Redeemable convertible preferred stock, $.01 par value; Authorized
   5,000,000 shares; Issued and outstanding 1,617,574 shares in 1998 and 1,742,484 shares in 1997;
   $36,347,000 and $39,154,000 liquidation preference and
   redemption value in 1998 and 1997, respectively                                34,322           35,588

 Stockholders' equity (note 11):
 Common stock, $.01 par value:
   Series A;
           Authorized 295,000,000 shares; Issued and outstanding
           18,876,867 shares in 1998 and 18,098,983 shares in 1997                   189              181
   Series B;
           Authorized 200,000,000 shares;
           Issued and outstanding 62,500,000 shares in 1998 and 1997                 625              625
 Paid-in capital                                                                  73,665           63,899
 Accumulated deficit                                                             (29,578)            (465)
 Accumulated other comprehensive earnings (losses) net of taxes (note 1)               1               (2)
                                                                          --------------   --------------
    Total stockholders' equity                                                    44,902           64,238
                                                                          --------------   --------------

 Commitments and contingencies (notes 13 and 14)                          $      211,219          193,878
                                                                          ==============   ==============

See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         TCI MUSIC, INC.
                                                                          (NOTE 1)
                                                                  -----------------------
                                                                               SIX MONTHS
                                                                   YEAR ENDED    ENDED
                                                                  DECEMBER 31, DECEMBER 31,
                                                                  ----------   ----------
                                                                     1998          1997
                                                                  ----------   ----------

Revenue - unaffiliated                                            $   52,800        7,453
Revenue - related party (note 8)                                      31,652       15,502
Revenue - DMX-Europe N.V. (note 7)                                        --           --
                                                                  ----------   ----------
                                                                      84,452       22,955
Operating expenses:
 Operating (note 8)                                                   21,568        6,477
 Selling, general and administrative                                  54,650        7,523
 Stock compensation (note 11)                                            502          294
 Depreciation and amortization                                        24,120        6,317
 Inventory writedown                                                   1,102           --
 Operating expenses - DMX-Europe N.V. (note 7)                            --           --
 Loss on disposal of DMX-Europe N.V. (note 7)                             --           --
                                                                  ----------   ----------
                                                                     101,942       20,611

          Net operating income (loss)                                (17,490)       2,344

Other income (expense):
 Interest income (expense):
   Unaffiliated, net                                                  (5,221)         105
   Related party (note 8)                                               (149)        (385)
   DMX-Europe N.V.                                                        --           --
                                                                  ----------   ----------
                                                                      (5,370)        (280)

 Share of earnings (losses) of affiliates                               (526)          76
 Other, net                                                             (135)        (223)
                                                                  ----------   ----------
           Income  (loss) from continuing operations before
             income taxes                                            (23,521)       1,917

 Income tax (expense) benefit                                          1,229       (2,382)
                                                                  ----------   ----------

           Loss from continuing operations                        $  (22,292)        (465)
                                                                  ----------   ----------

Discontinued operation: (note 15)
   Loss from operations (net of income taxes of $849)                 (2,483)          --
   Estimated loss on disposal, including provision for operating
     losses (net of income taxes of $277)                             (4,338)          --
                                                                  ----------   ----------
                                                                      (6,821)          --
                                                                  ----------   ----------

Net loss                                                          $  (29,113)        (465)
                                                                  ----------   ----------

                                                                                          DMX, LLC
                                                                                           (NOTE 1)
                                                                 --------------------------------------------------------------
                                                                 SIX MONTHS   SIX MONTHS
                                                                    ENDED       ENDED          NINE MONTHS ENDED     YEAR ENDED
                                                                   JUNE 30,   DECEMBER 31,         JUNE 30,         SEPTEMBER 30,
                                                                 ----------   ----------   -----------------------   ----------
                                                                     1997        1996         1997         1996          1996
                                                                 ----------   ----------   ----------   ----------   ----------
                                                                 (UNAUDITED)  (UNAUDITED)               (UNAUDITED)
Revenue - unaffiliated                                                5,396        4,170        7,467        5,305        7,404
Revenue - related party (note 8)                                      4,517        4,828        6,907        6,648        9,086
Revenue - DMX-Europe N.V. (note 7)                                    1,527        1,291        2,220          238          836
                                                                 ----------   ----------   ----------   ----------   ----------
                                                                     11,440       10,289       16,594       12,191       17,326
Operating expenses:
 Operating (note 8)                                                   5,661        5,072        8,178        7,206        9,796
 Selling, general and administrative                                  7,398        6,990       10,633       10,618       14,373
 Stock compensation (note 11)                                            --          275          137          412          550
 Depreciation and amortization                                        1,198        1,061        1,789        1,302        1,884
 Inventory writedown                                                     --           --           --           --           --
 Operating expenses - DMX-Europe N.V. (note 7)                        5,412        6,855        8,489        2,110        5,740
 Loss on disposal of DMX-Europe N.V. (note 7)                         1,738        7,153        1,738           --        7,153
                                                                 ----------   ----------   ----------   ----------   ----------
                                                                     21,407       27,406       30,964       21,648       39,496

          Net operating income (loss)                                (9,967)     (17,117)     (14,370)      (9,457)     (22,170)

Other income (expense):
 Interest income (expense):
   Unaffiliated, net                                                    (22)         (88)        (248)        (190)        (246)
   Related party (note 8)                                              (167)          --           --           --           --
   DMX-Europe N.V.                                                     (130)         (98)        (174)        (296)         (54)
                                                                 ----------   ----------   ----------   ----------   ----------
                                                                       (319)        (186)        (422)        (486)        (300)

 Share of earnings (losses) of affiliates                               109          185          203      (11,746)     (11,657)
 Other, net                                                            (198)          74         (119)         547          272
                                                                 ----------   ----------   ----------   ----------   ----------
           Income  (loss) from continuing operations before
             income taxes                                           (10,375)     (17,044)     (14,708)     (21,142)     (33,855)

 Income tax (expense) benefit                                            --           --           --           --           --
                                                                 ----------   ----------   ----------   ----------   ----------

           Loss from continuing operations                          (10,375)     (17,044)     (14,708)     (21,142)     (33,855)
                                                                 ----------   ----------   ----------   ----------   ----------

Discontinued operation: (note 15)
   Loss from operations (net of income taxes of $849)                    --           --           --           --           --
   Estimated loss on disposal, including provision for operating
     losses (net of income taxes of $277)                                --           --           --           --           --
                                                                 ----------   ----------   ----------   ----------   ----------
                                                                         --           --           --           --           --
                                                                 ----------   ----------   ----------   ----------   ----------

Net loss                                                            (10,375)     (17,044)     (14,708)     (21,142)     (33,855)
                                                                 ----------   ----------   ----------   ----------   ----------

                                                                                                                     (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS, CONTINUED

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 TCI MUSIC, INC.
                                                                    (NOTE 1)
                                                            -----------------------
                                                                         SIX MONTHS
                                                             YEAR ENDED    ENDED
                                                            DECEMBER 31, DECEMBER 31,
                                                            ----------   ----------
                                                               1998         1997
                                                            ----------   ----------

Net loss                                                    $  (29,113)        (465)

Accretion of redeemable convertible preferred stock         $   (1,354)        (124)
                                                            ----------   ----------

Net loss attributable to common stockholders                $  (30,467)        (589)
                                                            ==========   ==========


Basic and diluted loss from continuing operations
per common share                                            $    (0.29)       (0.01)
                                                            ==========   ==========

Basic and diluted loss attributable to common stockholders
per common share                                            $    (0.38)       (0.01)
                                                            ==========   ==========

Weighted average number of common shares                        81,046       77,423
                                                            ==========   ==========

Comprehensive loss (note 1)                                 $  (29,110)        (467)
                                                            ==========   ==========

                                                                                       DMX, LLC
                                                                                       (NOTE 1)
                                                             --------------------------------------------------------------
                                                            SIX MONTHS   SIX MONTHS
                                                               ENDED        ENDED         NINE MONTHS ENDED      YEAR ENDED
                                                              JUNE 30,    DECEMBER 31,         JUNE 30,         SEPTEMBER 30,
                                                             ----------   ----------   -----------------------   ----------
                                                                1997         1996         1997         1996         1996
                                                             ----------   ----------   ----------   ----------   ----------
                                                             (UNAUDITED)  (UNAUDITED)               (UNAUDITED)
Net loss                                                        (10,375)     (17,044)     (14,708)     (21,142)     (33,855)

Accretion of redeemable convertible preferred stock                  --           --           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------

Net loss attributable to common stockholders                    (10,375)     (17,044)     (14,708)     (21,142)     (33,855)
                                                             ==========   ==========   ==========   ==========   ==========


Basic and diluted loss from continuing operations
per common share                                                  (0.17)       (0.32)       (0.25)       (0.44)       (0.68)
                                                             ==========   ==========   ==========   ==========   ==========

Basic and diluted loss attributable to common stockholders
per common share                                                  (0.17)       (0.32)       (0.25)       (0.44)       (0.68)
                                                             ==========   ==========   ==========   ==========   ==========

Weighted average number of common shares                         59,587       53,695       59,587       47,739       49,676
                                                             ==========   ==========   ==========   ==========   ==========

Comprehensive loss (note 1)                                     (10,328)     (17,469)     (15,086)     (21,212)     (33,933)
                                                             ==========   ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEAR ENDED DECEMBER 31, 1998, SIX MONTHS
               ENDED DECEMBER 31, 1997, NINE MONTHS ENDED JUNE 30,
                     1997 AND YEAR ENDED SEPTEMBER 30, 1996
                             (AMOUNTS IN THOUSANDS)

                                                                                                    ACCUMULATED
                                                    COMMON STOCK                               OTHER COMPREHENSIVE
                                                 ------------------  PAID IN  ACCUMULATED  TREASURY  EARNINGS,
                                                 SERIES A  SERIES B  CAPITAL    DEFICIT     STOCK   NET OF TAXES  TOTAL
                                                 --------  --------  --------   --------   -------- ------------ --------
DMX, LLC (NOTE 1)
BALANCE AT OCTOBER 1, 1995                       $    437        --    99,211   (104,224)      (578)        26     (5,128)
Issuance of common stock                              160        --    37,238         --         --         --     37,398
Cost of issuance                                       --        --      (240)        --         --         --       (240)
Accrued compensation (note 11)                         --        --       550         --         --         --        550
Foreign currency translation adjustment                --        --        --         --         --        (78)       (78)
Net loss                                               --        --        --    (33,855)        --         --    (33,855)
                                                 --------  --------  --------   --------   --------   --------   --------
BALANCE AT SEPTEMBER 30, 1996                         597        --   136,759   (138,079)      (578)       (52)    (1,353)
Accrued compensation (note 11)                         --        --       137         --         --         --        137
Foreign currency translation adjustment                --        --        --         --         --       (378)      (378)
Net loss                                               --        --        --    (14,708)        --         --    (14,708)
                                                 --------  --------  --------   --------   --------   --------   --------
BALANCE AT JUNE 30, 1997                         $    597        --   136,896   (152,787)      (578)      (430)   (16,302)
                                                 ========  ========  ========   ========   ========   ========   ========

TCI MUSIC, INC. (NOTE 1)
Initial capitalization                           $    149       625    39,546         --         --         --     40,320
Accretion of put option                                --        --     2,425         --         --         --      2,425
Eliminate investment and advances to subsidiary        --        --      (252)        --         --         --       (252)
Issuance of common stock                               32        --    22,304         --         --         --     22,336
Accretion of redeemable convertible
 preferred stock                                       --        --      (124)        --         --         --       (124)
Foreign currency translation adjustment                --        --        --         --         --         (2)        (2)
Net loss                                               --        --        --       (465)        --         --       (465)
                                                 --------  --------  --------   --------   --------   --------   --------
BALANCE AT DECEMBER 31, 1997                          181       625    63,899       (465)        --         (2)    64,238
Issuance of common stock                                4        --     2,726         --         --         --      2,730
Accretion of put option                                --        --     5,693         --         --         --      5,693
Stock option exercised                                 --        --        85         --         --         --         85
Conversion of preferred stock                           4        --     2,616         --         --         --      2,620
Accretion of redeemable convertible
 preferred stock                                       --        --    (1,354)        --         --         --     (1,354)
Foreign currency translation adjustment                --        --        --         --         --          3          3
Net loss                                               --        --        --    (29,113)        --         --    (29,113)
                                                 --------  --------  --------   --------   --------   --------   --------
BALANCE AT DECEMBER 31, 1998                     $    189       625    73,665    (29,578)        --          1     44,902
                                                 ========  ========  ========   ========   ========   ========   ========


See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 4)

                                                          TCI MUSIC, INC. (NOTE 1)
                                                         --------------------------
                                                                        SIX MONTHS
                                                          YEAR ENDED      ENDED
                                                         DECEMBER 31,  DECEMBER 31,
                                                         ------------  ------------
                                                             1998          1997
                                                         ------------  ------------

Cash flows from operating activities:
 Net loss                                                 $  (29,113)        (465)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization, including
    discontinued operation                                    24,662        6,317
   Share of (earnings) losses of affiliates                      526          (76)
   Loss on disposition of DMX-Europe N.V.                         --           --
   Inventory writedown                                         1,102           --
   Stock compensation                                            502          294
   Provision for doubtful accounts                             1,351          264
   Deferred income tax expense (benefit)                      (1,256)         620
   Estimated loss on disposal of discontinued operation        4,338           --
 Changes in operating assets and liabilities,
  net of the effect of acquisitions:
  Receivables                                                 (5,853)        (390)
  Prepaid and other current assets                               918       (2,166)
  Other assets                                                (4,856)        (619)
  Accounts payable, accrued expenses and others                2,212       (2,298)
  Net current assets of discontinued operation                  (797)          --
                                                          ----------   ----------
     Net cash provided by (used in) operating activities  $   (6,264)       1,481
                                                          ----------   ----------

                                                                                 DMX, LLC (NOTE 1)
                                                          --------------------------------------------------------------
                                                           SIX MONTHS  SIX MONTHS
                                                             ENDED       ENDED         NINE MONTHS ENDED       YEAR  ENDED
                                                           JUNE 30,   DECEMBER 31,          JUNE 30,          SEPTEMBER 30,
                                                          ----------  ------------   -----------------------  -------------
                                                             1997         1996          1997         1996         1996
                                                          ----------  ------------   ----------   ----------  -------------
                                                          (UNAUDITED)  (UNAUDITED)                (UNAUDITED)
Cash flows from operating activities:
 Net loss                                                    (10,375)     (17,044)     (14,708)     (21,142)     (33,855)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization, including
    discontinued operation                                     1,627        1,651        2,462        1,413        2,230
   Share of (earnings) losses of affiliates                       41         (185)        (203)      11,746       11,657
   Loss on disposition of DMX-Europe N.V.                      1,738        7,153        1,738           --        7,153
   Inventory writedown                                            --           --           --           --           --
   Stock compensation                                             --          275          137          412          550
   Provision for doubtful accounts                                --          985          810           --          643
   Deferred income tax expense (benefit)                          --           --           --           --           --
   Estimated loss on disposal of discontinued operation           --           --           --           --           --
 Changes in operating assets and liabilities,
  net of the effect of acquisitions:
  Receivables                                                   (915)       1,525         (777)      (1,996)      (1,078)
  Prepaid and other current assets                              (160)          70           30         (827)        (948)
  Other assets                                                   (28)          13          (42)          65           93
  Accounts payable, accrued expenses and others                6,156        4,358        8,882        2,717        4,476
  Net current assets of discontinued operation                    --           --           --           --           --
                                                          ----------   ----------   ----------   ----------   ----------
     Net cash provided by (used in) operating activities      (1,916)      (1,199)      (1,671)      (7,612)      (9,079)
                                                          ----------   ----------   ----------   ----------   ----------
                                                                                                              (continued)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 4)

                                                      TCI MUSIC, INC. (NOTE 1)
                                                      -----------------------
                                                       YEAR ENDED     ENDED
                                                      DECEMBER 31, DECEMBER 31,
                                                      ----------   ----------
                                                         1998         1997
                                                      ----------   ----------
Cash flows from investing activities:
 Cash paid for acquisitions                           $  (14,537)      (7,567)
 Capital expended for property and equipment             (14,604)      (1,513)
 Advances to and investments in DMX-Europe N.V., net          --           --
 Other investing activities                                 (618)          50
                                                      ----------   ----------
            Net cash used in investing activities        (29,759)      (9,030)
                                                      ----------   ----------
Cash flows from financing activities:
 Change in income tax payable, related party                (253)       1,762
 Issuance of common stock, net                                85           --
 Borrowing (repayment) of related party debt              (3,812)     (39,527)
 Borrowings of debt                                       41,800       53,236
 Repayment of debt                                        (3,852)          (7)
                                                      ----------   ----------
           Net cash provided by (used in)
            financing activities                          33,968       15,464
                                                      ----------   ----------
           Net increase (decrease) in cash and
            cash equivalents                              (2,055)       7,915

Cash and cash equivalents, beginning of period             7,915           --
                                                      ----------   ----------

Cash and cash equivalents, end of period              $    5,860        7,915
                                                      ==========   ==========

                                                                            DMX, LLC (NOTE 1)
                                                      --------------------------------------------------------------
                                                      SIX MONTHS   SIX MONTHS         SIX MONTHS
                                                        ENDED        ENDED         NINE MONTHS ENDED     YEAR  ENDED
                                                        JUNE 30,   DECEMBER 31,         JUNE 30,         SEPTEMBER 30,
                                                      ----------   ----------   -----------------------   ----------
                                                         1997         1996         1997         1996         1996
                                                      ----------   ----------   ----------   ----------   ----------
                                                      (UNAUDITED)  (UNAUDITED)               (UNAUDITED)
Cash flows from investing activities:
 Cash paid for acquisitions                                   --           --           --           --           --
 Capital expended for property and equipment                (754)        (770)      (1,055)      (1,051)      (1,519)
 Advances to and investments in DMX-Europe N.V., net          --           --           --       (7,122)      (7,122)
 Other investing activities                                   --           --          150          315          315
                                                      ----------   ----------   ----------   ----------   ----------
            Net cash used in investing activities           (754)        (770)        (905)      (7,858)      (8,326)
                                                      ----------   ----------   ----------   ----------   ----------
Cash flows from financing activities:
 Change in income tax payable, related party                  --           --           --           --           --
 Issuance of common stock, net                                --           --           --       10,346       10,346
 Borrowing (repayment) of related party debt               2,517           --        2,517           --           --
 Borrowings of debt                                           --           --           --           --           --
 Repayment of debt                                            --         (203)        (229)        (340)        (442)
                                                      ----------   ----------   ----------   ----------   ----------
           Net cash provided by (used in)
            financing activities                           2,517         (203)       2,288       10,006        9,904
                                                      ----------   ----------   ----------   ----------   ----------
           Net increase (decrease) in cash and
            cash equivalents                                (153)      (2,172)        (288)      (5,464)      (7,501)

Cash and cash equivalents, beginning of period               986        3,158        1,121        8,622        8,622
                                                      ----------   ----------   ----------   ----------   ----------

Cash and cash equivalents, end of period                     833          986          833        3,158        1,121
                                                      ==========   ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


     (1) BASIS OF PRESENTATION

     ORGANIZATION

     TCI Music, Inc. ("TCI Music" or "the Company") was incorporated on January 21, 1997. On January 24, 1997 one share of TCI Music Series B Common Stock, $.01 par value per share ("TCI Music Series B Common Stock"), was issued to Tele-Communications, Inc. ("TCI") for a capital contribution of $1. On July 11, 1997, DMX Inc. (now DMX, LLC) ("DMX") and TCI Music consummated a merger (the "DMX Merger") pursuant to an Agreement and Plan of Merger, dated February 6, 1997, as amended by Amendment One to Merger Agreement dated May 29, 1997, among DMX, TCI, TCI Music, and TCI Merger Sub ("Merger Sub"), a wholly owned subsidiary of TCI Music, whereby Merger Sub was merged with and into DMX, with DMX as the surviving corporation and TCI Music became the successor registrant to DMX. See note 6.

     TCI Music has three classes of stock outstanding at December 31, 1998, the TCI Music Series A Convertible Preferred Stock, $.01 par value per share ("TCI Music Preferred Stock"), TCI Music Series A Common Stock, $.01 par value per share ("TCI Music Series A Common Stock") and TCI Music Series B Common Stock. The TCI Music Series A Common Stock, the TCI Music Series B Common Stock, and the TCI Music Preferred Stock are collectively referred to as the "TCI Music Stock". TCI beneficially owns approximately 5.2% of the outstanding TCI Music Preferred Stock, 62% of the outstanding shares of TCI Music Series A Common Stock and 100% of the outstanding shares of TCI Music Series B Common Stock, which collectively represents approximately 86.4% of the outstanding shares of TCI Music Stock and 98.2% of the voting power of the outstanding shares of TCI Music Stock, in each case assuming conversion of the TCI Music Preferred Stock.

     TCI Music, through its subsidiaries and affiliates, is principally engaged in (i) programming, distributing and marketing digital and analog music delivered to homes and businesses, (ii) programming, distributing, and marketing digital and analog music videos and (iii) the creation, production, and distribution of music content via the internet.

     PRINCIPLES OF CONSOLIDATION

     In the accompanying financial statements and in the following text, references are made to DMX. The financial statements for the six months ended June 30, 1997 (unaudited) and December 31, 1996 (unaudited), the nine months ended June 30, 1997 and 1996 (unaudited) and the year ended September 30, 1996 reflect the consolidated results of operations and financial condition of DMX and are referred to as the "predecessor operations". The financial statements as of December 31, 1998 and 1997 and for the year and six months ended December 31, 1998 and 1997, respectively, reflect the consolidated results of operations and financial condition of TCI Music.

     The accompanying consolidated financial statements include the accounts of the Company and those of all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated for all periods presented. As a result of the DMX Merger, the consolidated financial information for periods after the DMX Merger is presented on a different cost basis than that for periods before the DMX Merger and, therefore, is not comparable.

     Effective July 11, 1997, TCI Music as the successor registrant to DMX, changed its fiscal year end from September 30 to December 31, and reported the nine-month transition period ended June 30, 1997 on Form 10-K.

     The accompanying unaudited financial statements for the six months ended June 30, 1997, the six months ended December 31, 1996 and the nine months ended June 30, 1996 have been prepared on substantially the same basis as the audited financial statements and, in the opinion of management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information set forth therein.

     ACCOUNTING STANDARDS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the
     (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures on net investments in foreign operations. As of December 31, 1998, the Company has not entered

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     into any derivative contracts nor does it hold any derivative financial instruments. Therefore, SFAS 133 will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statement of operations and comprehensive earnings to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings be reported in a financial statement in the period in which they are recognized. The Company has included cumulative foreign currency translation adjustments in other comprehensive earnings, which had been recorded directly in stockholders' equity. Pursuant to SFAS 130, this item is reflected as a component of other comprehensive earnings in the Company's consolidated statements of operations and comprehensive earnings and is included in accumulated other comprehensive losses in the Company's consolidated balance sheets and statements of stockholders' equity. Other comprehensive earnings are not material for all periods presented.

     (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS

     Cash equivalents consist of investments, which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

     INVENTORY

     Inventory consists of receivers, amplifiers, compact disc players, compact discs, packaging material and finished product and is valued at the lower of cost (determined on a first-in, first-out method) or estimated net realizable value.

     INVESTMENTS IN EQUITY INTERESTS

     Investments in affiliates in which the Company's voting interest is 20% to 50% are accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received. The Company's share of losses are generally limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of the difference between the Company's investment and its share of the net assets of the investee.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed on a straight-line basis using estimated useful lives of three to ten years.

     INTANGIBLE ASSETS

     Intangible assets primarily consist of the difference between the cost of acquiring entities and amounts assigned to their tangible net assets. Such amounts are amortized on a straight-line basis over five to ten years.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically reviews the carrying amounts of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such asset exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amounts or fair value less costs to sell.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     STOCK BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by SFAS 123, the Company continues to account for stock-based compensation pursuant to Accounting Principles Board ("APB") Opinion No. 25. The Company has included the disclosures required by SFAS 123 in note 11.

     FOREIGN CURRENCY TRANSLATION

     All balance sheet accounts of foreign investments are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting adjustment is recorded as a component of accumulated other comprehensive earnings in stockholders' equity.

     REVENUE RECOGNITION

     Subscriber revenue is recognized based upon subscriber levels for affiliate sales and the contract terms for direct sales. The calculation of subscriber levels for affiliate sales is based on billing and sales information provided by affiliates. Direct sales revenue is recognized ratably over the contract term. Viewer revenue is recognized in the period that the viewer-requested music videos are aired, net of estimated probable denial calls and other billing charges. Advertising revenue is recognized in the period that the commercials are aired.

     EARNINGS (LOSS) PER COMMON AND POTENTIAL COMMON SHARE

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128") establishes new computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The Company adopted SFAS 128 as of December 31, 1997 and has restated all prior period EPS data, as required. SFAS 128 did not have a material impact on EPS for any period presented. See note 3.

     CONCENTRATION OF RISK

     The Company's accounts receivable balance is comprised primarily of amounts due from cable system operators, advertisers and telephone company partners. At December 31, 1998 and 1997, approximately 16.2% and 30.7%, respectively, of the Company's accounts receivable balance was due from TCI.

     For the year ended December 31, 1998 and the six months ended December 31, 1997 approximately 37.5%, and 67.5%, respectively, of the Company's revenue was derived from services provided to subscribers of TCI and its affiliates. Total revenue from TCI for the nine months ended June 30, 1997 and the year ended September 30, 1996 represented approximately 42% and 52%, respectively, of total revenue.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose estimated fair values for its financial instruments. The carrying amounts of cash, other current assets, trade accounts payable, accrued expenses and debt approximate fair value because of the short maturity of those instruments and the short-term repricing structure of the debt.

     RECLASSIFICATIONS

     Certain amounts have been reclassified for comparability with the 1998 presentation.

     (3) BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     Basic and diluted loss attributable to common stockholders per common share was calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Potential common shares, consisting of TCI Music Preferred Stock, convertible into TCI Music Series A Common Stock, and employee stock options were not included in the computation of weighted average shares outstanding for diluted loss per share because their inclusion would be anti-dilutive. At December 31, 1998 there were 9,901,144 dilutive securities and stock options that could potentially dilute future EPS calculations in periods of net income.

     (4) SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash paid for interest was $5,184,000, $411,000, $247,000, and $246,000 for
     the year ended December 31, 1998, six months ended December 31, 1997, nine months ended June 30, 1997 and year ended September 30, 1996, respectively. Cash paid for taxes was $306,000 for the year ended December 31, 1998 and not material for the other periods presented.

     Significant noncash investing and financing activities are reflected in the following table.

                                                                                Year ended      Six months ended
                                                                            December 31, 1998   December 31, 1997
                                                                            -----------------   -----------------
                                                                                   (amounts in thousands)
     Cash paid for acquisitions:
         Fair value of assets acquired                                      $          21,413   $         187,512
         Net liabilities assumed                                                       (1,160)            (38,495)
         Debt issued to related party                                                      --             (40,000)
         Debt issued, other                                                            (2,986)                 --
         Deferred tax liability recorded                                                   --              (3,583)
         Common Stock issued in acquisitions                                           (2,730)            (97,867)
                                                                            -----------------   -----------------
     Cash paid for acquisitions                                             $          14,537   $           7,567
                                                                            =================   =================

     Accretion of redeemable convertible preferred stock                    $           1,354   $             124
                                                                            =================   =================
     Conversion of preferred stock into common stock                        $           2,620   $              --
                                                                            =================   =================
     Accretion of put option to purchase shares from a subsidiary (note 6)  $           5,693   $           2,425
                                                                            =================   =================

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     (5) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of the activity of the allowance for doubtful accounts for the periods indicated is reflected in the following table.

                                                                    TCI MUSIC, INC.                             DMX, LLC
                                                               ---------------------------         --------------------------------
                                                               YEAR ENDED   SIX MONTHS ENDED    NINE MONTHS ENDED       YEAR ENDED
                                                               DECEMBER 31,   DECEMBER 31,           JUNE 30,          SEPTEMBER 30,
                                                               ------------   ------------         ------------        ------------
                                                                  1998            1997                1997                 1996
                                                               ------------   ------------         ------------        ------------
                                                                                    (amounts in thousands)
      Balance, beginning of period                            $        563            451                  251                 857

      Provision for doubtful accounts                                1,351            264                  810                 643

      Accounts charged-off                                          (1,037)          (152)                (610)             (1,249)
                                                              ------------   ------------         ------------        ------------

      Balance, end of period                                  $        877            563                  451                 251
                                                              ============   ============         ============        ============

     (6) ACQUISITIONS

     DMX MERGER

     In connection with the DMX Merger, TCI and TCI Music entered into a Contribution Agreement dated July 11, 1997, as amended by the Amended and Restated Contribution Agreement (the "Amended Contribution Agreement"). Pursuant to the Amended Contribution Agreement: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of TCI Music Series B Common Stock, and a promissory note in the amount of $40 million (repaid on December 30, 1997), (ii) TCI is required to deliver, or cause certain of its subsidiaries to deliver, to TCI Music monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"), which represent revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of DMX services to certain cable subscribers who receive DMX services (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to the Affiliation Agreement); and compensation to TCI Music for various other rights; (iii) TCI contributed to TCI Music certain digital commercial tuners that are not in service, and
     (iv) TCI granted to each stockholder of DMX who became a stockholder of TCI Music pursuant to the DMX Merger, one right (a "TCI Right") with respect to each whole share of TCI Music Series A Common Stock acquired by such stockholder in the DMX Merger, pursuant to the terms of a rights agreement among TCI, TCI Music and the Bank of New York (the "Rights Agreement"). Each TCI Right entitled the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock at a purchase price of $8.00 per share, payable at the election of TCI, in cash, a number of shares of Tele-Communications, Inc. TCI Group Series A Common Stock, having an equivalent value or a combination thereof, if during the one-year period beginning on July 11, 1997, the effective date of the DMX Merger, the price of TCI Music Series A Common Stock did not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days. The TCI Rights became exercisable from July 11, 1998 through August 13, 1998. During such period, TCI Rights with respect to 7,602,483 shares of TCI Music Series A Common Stock were exercised, and such shares were purchased by TCI for cash. All unexercised TCI Rights expired at the close of business on August 13, 1998.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     In the DMX Merger, each outstanding share of DMX Common Stock, as of June 30, 1997, was converted into the right to receive (i) one-quarter of a share of TCI Music Series A Common Stock, (ii) one TCI Right with respect to each whole share of TCI Music Series A Common Stock and (iii) cash in lieu of fractional shares of TCI Music Series A Common Stock and TCI Rights. The estimated aggregate fair value of the TCI Music Series A Common Stock and associated TCI Rights (the "DMX Merger Consideration") issued to entities not controlled by TCI ("Unaffiliated Stockholders") and the carryover basis of the DMX Merger Consideration issued to entities controlled by TCI aggregated approximately $73.9 million. The DMX Merger was accounted for under the purchase method of accounting effective July 1, 1997. The $86.5 million excess of the purchase price over the fair value of the net tangible assets acquired is being amortized over ten years. The estimated fair value of the DMX Merger Consideration issued to Unaffiliated Stockholders was accreted to the value of $8.00 per share during the one-year period beginning on the effective date of the DMX Merger. Such accretion has been reflected as an increase in excess cost with a corresponding increase to additional paid-in capital. The TCI Rights were fully accreted during 1998 prior to their redemption.

     THE BOX MERGER

     Effective December 16, 1997, The Box Worldwide, Inc. ("The Box") and TCI Music consummated a merger (the "Box Merger"), pursuant to an Agreement and Plan of Merger dated August 12, 1997 (the "Box Merger Agreement") among The Box, TCI Music, and TCI Music Acquisition Sub, Inc., a wholly-owned subsidiary of TCI Music. As a result of the Box Merger, The Box became a wholly-owned subsidiary of TCI Music. Pursuant to the Box Merger Agreement, each of the 24,892,623 outstanding shares of common stock of The Box were converted into the right to receive 0.07 of a share of TCI Music Preferred Stock and cash in lieu of fractional shares of TCI Music Preferred Stock. Each share of TCI Music Preferred Stock is convertible, at the option of the holder, into three shares of TCI Music Series A Common Stock, subject to certain antidilution adjustments and certain adjustments for dividends and distributions, if any. Each share of TCI Music Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the TCI Music Series A Common Stock and to the number of votes equal to the number of shares of TCI Music Series A Common Stock into which such share is convertible as of the record date for the matter to be voted upon. The Box's 6% Convertible Redeemable Preferred Stock, par value $.15 per share and stated value of $1.50 per share (the "Box Preferred Stock"), was purchased by TCI Music for $2,652,000.

     The Box Merger was accounted for under the purchase method of accounting. Accordingly, the results of operations for The Box have been included in the accompanying consolidated financial statements since the date of acquisition. The estimated aggregate fair value of the TCI Music Preferred Stock (the "Box Merger Consideration") issued to Unaffiliated Stockholders and the carryover basis of the Box Merger Consideration issued to entities controlled by TCI aggregated approximately $35.5 million. The $29.3 million excess of the purchase price over the fair value of the net tangible assets is being amortized over ten years.

     PARADIGM MERGER

     Effective December 31, 1997, Paradigm Music Entertainment Company ("Paradigm") and TCI Music consummated a merger (the "Paradigm Merger") pursuant to an Agreement and Plan of Merger, dated December 8, 1997 (the "Paradigm Merger Agreement"), among Paradigm, TCI Music and TCI Para Merger Sub, Inc., a wholly-owned subsidiary of TCI Music. As a result of the Paradigm Merger, Paradigm became a wholly-owned subsidiary of TCI Music. Pursuant to the Paradigm Merger Agreement, each outstanding share of common stock of Paradigm ("Paradigm Common Stock") was converted into the right to receive 0.61217 of a share of TCI Music Series A Common Stock, and each outstanding warrant to acquire shares of Paradigm Common Stock was converted into the right to receive, for each share of Paradigm Common Stock underlying such warrants, 0.211878 of a share of TCI Music Series A Common Stock and cash in lieu of fractional shares.

     The Paradigm Merger was accounted for under the purchase method of accounting. Accordingly, the results of operations for Paradigm have been included in the accompanying consolidated financial statements since the date of acquisition. The estimated aggregate fair value of the TCI Music Series A Common Stock issued in the Paradigm Merger was approximately $22.3 million. The $29.2 million excess cost of the purchase price over fair value of the net tangible assets acquired is being amortized over five years.

     Unaudited pro forma summarized operating results of the Company assuming the DMX Merger, the Box Merger and the Paradigm Merger had been in each case consummated on October 1, 1996, are as follows (amounts in thousands):

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                        SIX MONTHS ENDED    NINE MONTHS ENDED
                                        DECEMBER 31, 1997     JUNE 30, 1997
                                        -----------------   -----------------
     Revenue                                $ 34,897               44,190
                                            ========             ========

     Net loss                               $(11,150)             (18,328)
                                            ========             ========

     Pro forma net loss per common share    $  (0.14)               (0.24)
                                            ========             ========

     The foregoing unaudited pro forma information is based upon historical results of operations and is not necessarily indicative of the results that would have been obtained had the DMX Merger, The Box Merger and the Paradigm Merger actually occurred on October 1, 1996.

     (7)  DMX-EUROPE N.V.

     On May 17, 1996, TCI-Euromusic, Inc. ("TCI-E"), an indirect affiliate of TCI, was merged with and into DMX, with DMX as the surviving corporation (the "TCI-E Merger"). As a result of the TCI-E Merger, DMX acquired the remaining 49% interest in DMX-Europe N.V. ("DMX-E") which it did not already own.

     During 1997, DMX-E ceased operations and was placed into receivership. As a result of DMX-E being placed into receivership, the Company no longer exercised control over DMX-E's activities. Accordingly, the Company de-consolidated DMX-E in 1997. In addition, during 1997, the Company recorded a loss on the disposal of DMX-E to reflect a write down of the assets to their estimated net realizable value. The loss on disposal for 1996 was estimated as the net investment of $5.7 million in DMX-E and the incurrence of certain potential liabilities of $1.5 million in conjunction with the disposal activities. The loss on disposal of DMX-E was not recorded as discontinued operations as the disposal of DMX-E did not constitute a discontinuance of a segment of the Company. See note 13.

     (8) RELATED PARTY TRANSACTIONS

     Pursuant to the Amended Contribution Agreement between TCI and TCI Music effective as of July 1, 1997, TCI is required to deliver, or cause certain of its subsidiaries to deliver to TCI Music the Annual TCI Payments, aggregating $18 million, adjusted annually through 2017. The Annual TCI Payments represent (i) revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of DMX services to certain cable subscribers (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to the Company pursuant to an affiliation agreement) and (ii) compensation to the Company for various other rights. During the year ended December 31, 1998 and the six months ended December 31, 1997, the Company recognized revenue from TCI of $19.9 million and $9.9 million, respectively, pursuant to the Amended Contribution Agreement. TCI charged TCI Music $1.9 million and $900,000, during the year ended December 31, 1998 and the six months ended December 31, 1997, respectively, for certain services rendered in connection with the Annual TCI Payments. Such charges are included in operating expenses in the accompanying consolidated statements of operations.

     Pursuant to an affiliation agreement between Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of TCI, and the Company (the "SSI Affiliation Agreement"), effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute DMX services to commercial and residential customers for a 10-year period in exchange for licensing fees paid by SSI to the Company. Under the SSI Affiliation Agreement, SSI will pay an annual fee to the Company of $8.5 million subject to annual adjustments. During the year ended December 31, 1998 and the six months ended December 31, 1997, the Company recognized revenue of $8.5 million and $4.3 million, respectively, pursuant to the SSI Affiliation Agreement. In addition, the Company received subscriber revenues from TCI of $3.2 million and $1.3 million, during the year ended December 31, 1998 and the six months ended December 31, 1997, respectively, in connection with the distribution of DMX services through TCI's digital business.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     From time to time the Company has had debt obligations to TCI and its subsidiaries. At December 31, 1998, the Company had an outstanding debt obligation of approximately $700,000 with National Digital Television Center, Inc. ("NDTC"), a subsidiary of TCI. Such obligation extends through the year 2000 and bears interest at 9.5%. See note 10.

     The Company leases certain office space, uplinking and satellite services from NDTC. Total expenses under such lease agreements were $5.2 million, $2.6 million, $3.4 million and $4.8 million for the year ended December 31, 1998, the six months ended December 31, 1997, the nine months ended June 30, 1997 and the year ended September 30, 1996, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations.

     (9) ACCRUED EXPENSES

     Accrued expenses as of December 31, 1998 and 1997 were comprised of the following:

                                                          DECEMBER 31,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
                                                      amounts in thousands

                    Accrued music right royalties  $      3,888         3,827
                    Accrued upfront launch fees           2,394            --
                    Other accrued expenses                7,115         6,540
                                                   ------------  ------------
                                                   $     13,397        10,367
                                                   ============  ============

     (10)  DEBT

     Debt is summarized as follows:

                                                          DECEMBER 31,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
                                                      Amounts in thousands
                    Revolving loan                 $     95,036        53,236
                    agreement Other                       2,463         3,354
                                                   ------------  ------------
                                                         97,499        56,590
                                                   ============  ============

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     On December 30, 1997 the Company entered into a revolving loan agreement (the "Revolving Loan Agreement") with several banks, which provides for borrowings up to $100 million. Interest on borrowings under the agreement (5.5% at December 31, 1998) is tied to London Interbank Offered Rate ("LIBOR"), plus an applicable margin dependent upon the Company's leverage ratio, as defined, for the preceding quarter or at the bank's base rate. At December 31, 1998, borrowings of $95 million were outstanding under the Revolving Loan Agreement. The Revolving Loan Agreement matures on June 30, 2005 with principal reductions beginning semi-annually on June 30, 2000 based on a scheduled percentage of the total commitment. A commitment fee is charged on the unborrowed portion of the Revolving Loan Agreement commitment ranging from .25% to .375% based upon the leverage ratio for the preceding quarter. Such commitment fee was $63,000 for the year ended December 31, 1998 and not material for the six months ended December 31, 1997.

     The following debt payment schedule includes related party debt (see note
     8) (amounts in thousands):

                                    RELATED       THIRD
                                     PARTY        PARTY        TOTAL
                                   --------     --------     --------
     1999                          $    469        1,255        1,724
     2000                               226        3,748        3,974
     2001                                --        9,869        9,869
     2002                                --       17,106       17,106
     2003                                --       19,007       19.007
     Thereafter                          --       46,514       46,514
                                   --------     --------     --------
                                   $    695       97,499       98,194
                                   ========     ========     ========

     The fair market value of TCI Music's debt approximated its carrying value at December 31, 1998.

     (11) STOCKHOLDERS' EQUITY

     CAPITAL STOCK

     Each share of TCI Music Series A Common Stock entitles the holder to one vote and each share of TCI Music Series B Common Stock entitles the holder to ten votes. Each share of TCI Music Series B Common Stock is convertible, at the option of the holder, at any time into one share of TCI Music Series A Common Stock.

     REDEEMABLE PREFERRED STOCK

     The TCI Music Preferred Stock may be divided and issued in one or more series from time to time as determined by the board of directors of TCI Music. As of December 31, 1998, TCI Music is authorized to issue 5,000,000 shares of TCI Music Preferred Stock and 1,617,574 shares are issued and outstanding. The TCI Music Preferred Stock may be converted by the holder at any time in whole or in part into shares of TCI Music Series A Common Stock at the conversion rate of three shares of TCI Music Series A Common Stock for each share of TCI Music Preferred Stock, subject to certain adjustments for antidilution, dividends and distributions, as defined. Subject to the rights of holders of senior securities and to any restrictions set forth in any security or debt instrument, the holders of TCI Music Preferred Stock will be entitled to receive cash dividends on each share of TCI Music Preferred Stock in amount equal to the product of
     (i) the amount of the cash dividend declared on one share of TCI Music Series A Common Stock or any other security into which the shares of TCI Music Preferred Stock are then convertible and (ii) the number of shares of TCI Music Series A Common Stock or other security into which one share of TCI Music Preferred Stock may be converted as of the date such dividend is declared. Such dividends shall be payable to holders of TCI Music Preferred Stock only if, and when the board of directors of TCI Music declares cash dividends on TCI Music Series A Common Stock. If TCI Music is prohibited from paying the full dividends which have been declared to holders of TCI Music Preferred Stock, the amount that is available will be distributed among the holders of TCI Music Preferred Stock ratably in proportion to the full amounts to which they would otherwise be entitled.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Each share of TCI Music Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of TCI Music Series A Common Stock and the number of votes is equal to the number of shares of TCI Music Series A Common Stock into which such shares are convertible as of the record date in the matters to be voted upon.

     Upon any liquidation, dissolution or winding up (or deemed liquidation by virtue of a change in control or a sale of all or substantially all of the assets of TCI Music) of TCI Music subject to the prior payment in full of amounts to which any senior securities are entitled, holders of TCI Music Preferred Stock are entitled to the liquidation value of their shares to be paid pari passu with payments to holders of parity securities. The liquidation value of TCI Music Preferred Stock at December 31, 1998 is equal to $34 million, to be increased each year by the greater of (i) the percentage increase in the consumer price index over the prior year (but not to exceed 5%) or (ii) 3%.

     The Company may, at its option, redeem, at the liquidation value, all or part of the shares of TCI Music Preferred Stock ratably among the holders of such shares by giving written notice to such holders (i) during the 30 day periods immediately following the fourth, sixth and eighth anniversaries of the issue date of the TCI Music Preferred Stock, (ii) at any time after the closing price of the TCI Music Series A Common Stock exceeds 125% of the purchase price benchmark for a period of at least 30 consecutive business days and (iii) at any time after the tenth anniversary of the issue date. Holders of TCI Music Preferred Stock may require TCI Music to redeem, at the liquidation value, all or part of their shares any time after the tenth anniversary of the issue date by giving written notice to TCI Music stating the number of shares such holder elects to redeem. If there are insufficient funds available for redemption purposes, all available funds will be used to redeem the maximum possible number of shares ratably among those holders requiring shares to be redeemed, including shares of parity securities required to be redeemed.

     As of December 31, 1998, the Company has recorded approximately $1.4 million for the accretion to the liquidation value of the TCI Music Preferred Stock using the effective interest method over a ten year period at a 3% effective rate, and has the recorded conversion of 124,910 shares into 374,730 of TCI Music Series A Common Stock.

     STOCK BASED COMPENSATION

     TCI MUSIC

     During 1997 and 1998, the Company granted stock options with tandem Stock Appreciation Rights ("SARs") to employees under the TCI Music, Inc. 1997 Stock Incentive Plan (the "Stock Plan") which is authorized to issue up to 4,000,000 shares. Options granted under the Stock Plan expire ten years from the date of grant. In addition, the Company granted stock options with tandem SARs to the board of directors and employees in connection with the DMX Merger and the Box Merger. Options issued under the Stock Plan and in connection with the DMX Merger vest annually in 20% cumulative increments. Options issued in connection with the Box Merger have various vesting schedules.

     On December 11, 1998, the Company re-priced the stock options with tandem SARs at $4.00 for all grants to executive officers and employees of the Company and its subsidiaries.

     The following table presents the number and weighted average exercise price ("WAEP") of options in tandem with SARs to purchase TCI Music Series A Common Stock, after giving effect to the re-pricing at $4.00 for certain options and tandem SARs.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                           TCI Music
                                                                           Series A
                                                                         Common Stock           WAEP
                                                                         ------------           ----
     At July 1, 1997                                                              --              --
         Granted                                                           3,609,522            5.75
                                                                          ----------            ----
     At December 31, 1997                                                  3,609,522            5.75
         Granted                                                           1,771,200            4.00
         Exercised                                                           (21,400)           4.00
         Canceled                                                           (310,900)           4.00
                                                                          ----------
     At December 31, 1998                                                  5,048,422            5.25
                                                                          ==========
     Exercisable at December 31, 1998                                      1,372,531            5.84
                                                                          ==========


     Exercise prices for options outstanding as of December 31, 1998 ranged from $4.00 to $6.25. The weighted average remaining contractual life of such options is 8.7 years. The weighted average fair value of options granted during 1998, after giving effect to the re-pricing at $4.00 for certain options and tandem SARs, and 1997 was $6.01 and $3.31, respectively.

     The estimated fair values of the options noted above are based on the Black-Scholes Model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations generally include the following: (a) a 5.13% weighted average risk-free interest rate; (b) an 88% volatility factor; (c) a 60 month weighted average expected life; and (d) a weighted average expected individual yield of zero.

     Estimated compensation relating to awards of stock options with tandem SARs has been recorded through December 31, 1998 pursuant to APB Opinion No. 25. Such estimate is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised. Had the Company accounted for its stock based compensation pursuant to the fair value based accounting method in SFAS No. 123, after giving effect to the re-pricing at $4.00 for certain options and tandem SARs, the Company's net loss and loss per share would have changed to the pro forma amounts indicated below (amounts in thousands, except per share amounts):


                                                                     YEAR ENDED     SIX MONTHS ENDED
                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1998             1997
                                                                     ------------     ------------
     Net loss
         As reported                                                 $     29,113              465
                                                                     ============     ============

         Pro forma                                                   $     32,824            2,884
                                                                     ============     ============
     Net loss per share
         As reported                                                 $        .38              .01
                                                                     ============     ============

         Pro forma                                                   $        .42              .04
                                                                     ============     ============





     DMX

     At June 30, 1997, options to purchase 3,584,583 shares were exercisable at prices ranging from $2.063 to $6.25 per share and include accelerated options to purchase 400,000 shares that were exercisable prior to the DMX Merger. By terms of the DMX Inc. 1993 Stock Option Plan, options issued, outstanding and unexercised were terminated upon consummation of the DMX Merger. Exercisable options held by officers and directors of DMX at June 30, 1997 totaled 3,373,333.

     DMX had issued options to purchase DMX Common Stock to certain directors, officers and employees under various stock option plans. The option prices represent fair market values at the date of grant.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Transactions in stock options under these plans are summarized as follows:

                                               DMX COMMON STOCK            OPTION PRICE
                                               ----------------            ------------
     Outstanding options at
       October 1, 1995                             4,395,833          $1.95 - $6.25 per share

     Options issued                                  100,000          $2.563 per share
     Options expired and canceled                   (230,000)         $2.563 - $4.180 per share

     Options exercised                                                $1.95 per share
                                                    (150,000)
                                                   ---------

     Outstanding options at
       September 30, 1996                                             $1.95 - $6.25 per share
                                                   4,115,833

     Options expired                                (531,250)         $1.95 - $5.75 per share
                                                   ---------

     Outstanding options at
       June 30, 1997                               3,584,583          $2.063 - $6.25 per share
                                                   =========

    The per share fair value of stock options granted during the year ended September 30, 1996 was $1.69 on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the nine months ended June 30, 1997. DMX applied APB Opinion No. 25 in accounting for its Plans and accordingly, no compensation cost was recognized to the extent the exercise price of the stock options equaled the fair value. Had DMX determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, DMX's net loss and loss per share would have been increased to the pro forma amounts indicated below (dollar amounts in thousands, except per share data):

                                                                NINE  MONTHS ENDED     YEAR ENDED
                                                                     JUNE 30,         SEPTEMBER 30,
                                                                       1997               1996
                                                                ------------------    -------------
    Net loss:
      As reported                                                $     (14,708)          (33,855)
      Pro forma                                                        (15,216)          (34,363)

    Net loss per share:
      As reported                                                        (0.25)            (0.68)
      Pro forma                                                          (0.26)            (0.69)

    Weighted average common stock and
      potential common stock outstanding                            59,586,594        49,675,569

    Pro forma net income reflects only options granted during the year ended September 30, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to October 1, 1995 is not considered.

    Stock bonus expense included in stock compensation in the accompanying financial statements of $137,427 for the nine months ended June 30, 1997 and $549,708 of compensation for the year ended September 30, 1996, related to the 1992 extension of the exercise date of an option issued in October, 1990. The exercise date was extended from 1993 to December 31, 1996 and represented an option to purchase 350,000 shares of common stock granted to Jerold H. Rubinstein, the former Chairman and Chief Executive Officer of DMX. During the fiscal year ended September 30, 1996, options to purchase 150,000 shares were exercised and at December 31, 1996 the remaining options to purchase 200,000 shares expired.

    (12) INCOME TAXES

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Income tax (benefit) expense consists of (amounts in thousands):

                                                               CURRENT    DEFERRED     TOTAL
                                                             ----------  ----------  ----------
          Year ended December 31, 1998:
             Intercompany allocation                         $     (274)         --        (274)
             State and local tax                                    301         157         458
             Federal tax                                             --      (1,413)     (1,413)
                                                             ----------  ----------  ----------
                                                                     27      (1,256)     (1,229)
                                                             ==========  ==========  ==========

          Six months ended December 31, 1997:
              Intercompany allocation                        $    1,379          --       1,379
              State and local tax                                   383          29         412
              Federal tax                                            --         591         591
                                                             ----------  ----------  ----------
                                                             $    1,762         620       2,382
                                                             ==========  ==========  ==========

     Income tax (benefit) expense differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following (amounts in thousands):

                                                                                            SIX MONTHS
                                                                            YEAR ENDED         ENDED
                                                                            DECEMBER 31,    DECEMBER 31,
                                                                            ----------      ----------
                                                                               1998            1997
                                                                            ----------      ----------
          Computed expected tax expense (benefit)                           $   (8,232)            671
          State and local income taxes,
           net of federal income tax benefit                                       297             268
          Amortization not deductible for income tax purposes                    5,319           1,555
          Valuation Allowance                                                    1,679              --
          Other, net                                                              (292)             --
          Change in allocated state tax rate                                        --            (112)
                                                                            ----------      ----------
                                                                            $   (1,229)          2,382
                                                                            ==========      ==========

     The lack of tax expense (benefit) for the periods prior to June 30, 1997 resulted from the generated losses during the periods, which were not benefited due to the evaluation of the likelihood of future taxable income.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax (liabilities) at December 31, 1998 and 1997 are presented below (amounts in thousands):

                                                                                                   December 31,
                                                                                             ----------------------
                                                                                               1998          1997
                                                                                             --------      --------
          Deferred tax assets:
            Net operating loss carryforwards                                                 $ 56,200        39,650
            Investments in affiliates, due principally to
              undistributed earnings in affiliates                                              3,790        21,273
            Intangible assets due to an increase in tax basis
              upon completion of the DMX Merger                                                14,238        15,820
            Other future deductible amounts due principally
              to non-deductible accruals                                                          824           323
                                                                                             --------      --------

            Total deferred tax assets                                                          75,052        77,066
            Less - valuation allowance                                                        (72,070)      (76,743)
                                                                                             --------      --------
            Net deferred assets                                                                 2,982           323
                                                                                             --------      --------

          Deferred tax liabilities:
            Property and equipment, due principally to differences in depreciation             (1,008)       (1,132)
            Intangible assets, due principally to differences in amortization                  (1,974)       (2,002)
                                                                                             --------      --------

            Deferred tax liabilities                                                           (2,982)       (3,134)
                                                                                             --------      --------

             Net deferred tax liabilities                                                    $     --        (2,811)
                                                                                             ========      ========

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     At December 31, 1998, the Company had net operating carryforwards for income tax purposes of approximately $312,000, which, if not utilized to reduce taxable income in future periods will expire in year 2017. Foreign net operating carryforwards equal approximately $4,077,000.

     At December 31, 1998, the Company has net operating loss carryforwards from the DMX Merger, the Box Merger and Paradigm Merger of approximately $105,338,000 which expire between 2001 and 2011. These net operating losses are subject to certain rules limiting their usage.

     As the DMX Merger, the Box Merger and the Paradigm Merger were considered to be tax-free acquisitions for tax purposes, any utilization of the net operating loss would reduce the value of the excess purchase price and not be taken into income. As of December 31, 1998, the excess purchase price of the DMX Merger was reduced by approximately $1.5 million resulting from utilization of such net operating losses.

    (13) COMMITMENTS AND CONTINGENCIES

    The Company adopted TCI's Stock Plan (the "401(k) Plan") for certain employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees are eligible to become participants in the plan after three of months of service. Participants can make contributions on a pre-tax or after tax basis, or a combination of the two. For each eligible employee who elects to participate in the 401(k) Plan and makes a contribution, the Company makes a 100% matching contribution, which is vested over a period of 3 years. Contributions to the 401(k) Plan are invested, at the participant's discretion, in several designated investment funds. Distributions from the 401(k) Plan generally will be made only upon retirement or other termination of employment, unless deferred by the participant. Expenses under the 401(k) Plan were $836,000 and $220,000 for the year ended December 31, 1998 and six months ended December 31, 1997 respectively.

    DMX and Scientific-Atlanta, Inc. ("S-A"), had an agreement with respect to the manufacture, distribution and servicing of the DM-2000 tuners and DMX-DJ's. DMX was not obligated to purchase or guarantee the purchase of any minimum number of tuners or DMX-DJ's, and S-A was the exclusive tuner manufacturer in the United States and Canada. Under the agreement, S-A was entitled to a royalty of approximately five percent (5%) of DMX's premium audio service revenues until at such time as the Company achieved "operating breakeven", as defined in the agreement. This agreement expired in August 1996.

    The Company licenses rights to re-record and distribute music from a variety of sources and pays royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and the Society of European Stage Authors and Composers ("SESAC"). The Company has separate agreements with ASCAP, BMI and SESAC for residential and commercial distribution. Certain of the agreements are being negotiated on an industry-wide basis mainly over new rate structures that may require retroactive rate increases. The Company has continued to accrue royalties that are under negotiations based on its best estimate, after consultation with counsel and consideration of the terms and rates of the expired contracts.

    The Digital Performance Right in Sound Recordings Act of 1995 (the "1995 Act") establishes the right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings by means of subscription services. The 1995 Act provides a compulsory license for noninteractive subscription services. An arbitration proceeding before the United States Copyright Office to determine the statutory license royalty rate to be paid under the 1995 Act by the Company and other digital music residential subscription services on services transmitted to non-business subscribers commenced August 2, 1996. The royalty rate will be retroactive to February 1996. Effective May 8, 1998 the Librarian of Congress, upon recommendation of the Register of Copyrights, issued an order setting the royalty rate at 6.5%. The Recording Industry Association of America ("RIAA") has appealed the order, and, the Company has been granted the right to intervene. The Company may be required to pay a license royalty rate on a retroactive basis in excess of 6.5% as a result of negotiations with the RIAA. At December 31, 1998, the Company's accrued music royalties include the license royalty at the assessed rate of 6.5%. If the Company is required to pay a license royalty rate on a retroactive basis in excess of 6.5% as a result of negotiations with the RIAA, no assurance can be given that such outcome will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

    The Company is obligated under various operating leases for office space, uplinking and satellite services. Certain leases are cancelable subject to penalties. Total expenses under these leases were approximately $8,997,000 for the year ended December 31, 1998, $2,741,000

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


    for the six months ended December 31, 1997, $4,023,000 for the nine months ended June 30, 1997, and $5,324,000 for the year ended September 30, 1996.

    Minimum lease payments under non-cancelable operating leases for each of the next five years are summarized as follows (amounts in thousands):

                  OPERATING LEASES
                        WITH            OPERATING LEASES
                   RELATED PARTIES         WITH OTHERS        TOTAL
                  ----------------      ----------------      -----
        1999           $5,092                 3,956            9,048
        2000            3,807                 3,154            6,961
        2001            3,602                 1,960            5,562
        2002            3,602                   345            3,947
        2003            3,603                    92            3,695
     Thereafter         4,167                    --            4,167

    The Company has guaranteed certain contracts of DMX-E related to DMX-E's uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against the Company under the guarantees. During the year ended December 31, 1998, the Company paid a $1.3 million claim to an affiliated company under the guaranty of DMX-E's obligation in accordance with another satellite uplink services agreement. In October 1998, the Company paid $350,000 to settle a separate claim under the guarantee of DMX-E's obligation in accordance with another satellite uplink service agreement. Such claims were accrued in 1997. The Company has also guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation GmbH ("Selco"), and the related side letter agreement (the "Selco Agreement"). The Company cannot estimate the amount of any potential claims at this time under such guarantee. However, the Company has received a letter from counsel for Selco requesting that the Company make a proposal to settle claims alleged by Selco for damages in the amount of approximately $2.5 million with respect to a guarantee by the Company of obligations of DMX-E under the Selco Agreement. Selco's counsel has indicated that Selco intends to initiate formal legal proceedings if DMX does not offer a settlement proposal. The Company has accrued certain amounts based on the facts available as of the date of this Form 10-K. No assurance can be given that Selco will continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether the Company will be held liable for any material amount.

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

    On or about July 7, 1993, the American Society of Composers, Authors, and Publishers ("ASCAP") initiated an action against the Company and others in the United States District Court for the Southern District of New York. The action is being brought by ASCAP for a determination of a reasonable license fee for the right to use music in the ASCAP repertory. The Company entered into a stipulation with ASCAP wherein the Company will not actively participate in the proceedings, but will be bound by the District Court's findings.

    On or about December 8, 1998, Broadcast Music, Inc. ("BMI") initiated an action against the Company and others in the United States District Court for the Southern District of New York. The action is being brought by BMI for a determination of a reasonable license fee for the right to use music in the BMI repertory. A status conference has been scheduled to take place on March 30, 1999, at which time it is expected that a schedule will be established for discovery, motions, and trial dates.

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


    (14) YEAR 2000

    During 1998, TCI continued its enterprise-wide comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of TCI Music's most critical systems, equipment, and facilities. TCI also continued its effort to verify the year 2000 readiness of TCI Music's significant suppliers and vendors and continued to communicate with significant business partners to assess such partners' year 2000 status.

    TCI has a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on TCI Music's year 2000 remediation efforts. As further described in note 16, TCI was acquired by AT&T Corp. ("AT&T") on March 9, 1999. Although no assurance can be given, management of TCI does not anticipate that such merger will have a detrimental impact on the Company's year 2000 assessment and remediation.

    During 1998, TCI Music continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to TCI Music's operations. The year 2000 readiness of such providers is critical to continued provision of TCI Music's services.

    In addition to the survey process described above, management of TCI Music has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendors' year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. TCI Music is also requiring testing to validate the year 2000 compliance of certain critical products and services.

    Year 2000 expenses and capital expenditures incurred during the year ended December 31, 1998 were immaterial. Management of TCI Music currently estimates the total cost associated with TCI Music's year 2000 remediation efforts to be not less than $500,000 (including TCI Music's pro rata share of the $33 million cost for replacement of noncompliant information technology systems). Also included in this estimate is TCI Music's pro rata share of $14 million in future payments to be made by the PMO pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.

    The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. There can be no assurance that TCI Music's systems or the systems of other companies on which TCI Music relies will be converted in time or that any such failure to convert by TCI Music or other companies will not have a material adverse effect on its financial position, result of operations or cash flows.

    (15) DISCONTINUANCE OF PARADIGM ASSOCIATED LABELS

    On December 21, 1998 the management of TCI Music decided to discontinue the operations and sell the assets of Paradigm Associated Labels ("PAL"), which was a separate operating entity acquired in the Paradigm Merger. The Company executed a letter of intent with a purchaser for the purchaser to acquire all the assets of PAL in exchange for assumption of all operating liabilities starting March 1, 1999. The disposal of PAL is being accounted for as a discontinued operation and its results of operations have been excluded from the continuing operations in the consolidated statements of operations for the year ended December 31, 1998. In addition, the excess of the purchase price over the fair value of the net tangible assets of PAL at the time of the Paradigm Merger of $4.3 million was fully written off and is included as part of the "net loss from discontinued operation" in the consolidated statement of operations. The assets of PAL, as shown below, have been reclassified and reflected as "Net assets of discontinued operation" in the consolidated balance sheets.

    Net assets of PAL after giving effect to the intended sale are summarized as follows (amounts in thousands):

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                                                                DECEMBER 31
                                                                           ----------------------
                                                                             1998          1997
                                                                           --------      --------
             Accounts Receivable                                           $     --           110
             Income tax receivable, related party                             1,130            --
             Inventory and prepaid expenses                                      --           252
             Investments in equity interest                                      --           150
             Property and equipment, net                                         --           168
             Intangible assets                                                   --         4,819
             Accounts Payable and accrued expenses                             (998)         (850)
                                                                           --------      --------
             Net Assets                                                    $    132         4,649
                                                                           ========      ========

    PAL operations for 1998 are summarized as follows (amounts in thousands):

             Revenue                                                       $  1,332
             Operating expenses                                               4,477
                                                                           --------
             Operating loss                                                $  3,145
                                                                           ========
             Operating loss, after taxes                                   $  2,483
             Estimated loss on disposal of assets, after taxes                4,338
                                                                           --------
             Net loss                                                      $  6,821
                                                                           ========

    (16) MERGER OF AT&T AND TCI

     On March 9, 1999 AT&T acquired TCI in a merger (the "AT&T Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger (the "Merger Agreement"), dated as of
     June 23, 1998. In the AT&T Merger, TCI became a wholly owned subsidiary of AT&T.

     Immediately prior to the AT&T Merger, TCI combined the assets and businesses of Liberty Media Group and TCI Ventures Group (the "Liberty/Ventures Combination"). The shares of Class A and Class B Liberty Media Group Common Stock issued in the AT&T Merger are newly authorized classes of common stock of AT&T which are intended to reflect the separate performance of the businesses and assets attributed to the new "Liberty Media Group" formed by the Liberty/Ventures Combination. The new Liberty Media Group is made up of the corporations, partnerships and other entities and interests, including stock of TCI Music, which comprised Liberty Media Group and TCI Ventures Group prior to the AT&T Merger. Certain agreements entered into at the time of the AT&T Merger as contemplated by the Merger Agreement, among other things, provide preferred vendor status to the Liberty Media Group for digital basic distribution on AT&T's systems of new programming services created by Liberty Media Group and its affiliates, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty Media Group to continue to be managed by certain members of TCI's management who managed the businesses of the former Liberty Media Group and TCI Ventures Group.

    (17) INFORMATION ABOUT THE COMPANY'S SEGMENTS

     TCI Music has three reportable business segments from its continuing operations: "Audio," which represents the operations of DMX, a segment engaged in programming, distributing and marketing a digital music service delivered to homes and businesses via cable or satellite; "Video," which represents the operations of The Box, a segment engaged in programming, distributing and marketing a television music programming service delivered through satellite and low power TV signals; and "Internet," which represents the operations of SonicNet, which is engaged in creating, distributing and marketing interactive music programming, products and services via the internet.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before income taxes.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company utilizes the following financial information for the purpose of making decisions about allocating resources to a segment and assessing a segment's performance (amounts in thousands):

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                        Audio          Video         Internet        Total
                                                                        -----          -----         --------        -----

YEAR ENDED DECEMBER 31, 1998
----------------------------
Revenues                                                             $  56,553         25,764          2,135         84,452

Loss from  continuing  operations  before  income
     taxes                                                           $    (830)       (13,468)        (9,223)       (23,521)

Expenditures for segment assets
                                                                     $   9,775          4,600            229         14,604

DECEMBER 31, 1998
-----------------
Segment assets                                                       $ 163,614         33,218         14,255        211,087

                                                                        Audio          Video         Internet        Total
                                                                        -----          -----         --------        -----
SIX MONTHS ENDED DECEMBER 31, 1997
----------------------------------
Revenues                                                             $  22,111            844           --           22,955

Income (loss) from continuing operations
    before income taxes                                              $   2,439           (522)          --            1,917

Expenditures for segment assets
                                                                     $   1,265            248           --            1,513

DECEMBER 31, 1997
-----------------
Segment assets                                                       $ 113,623         45,195         30,411        189,229


A reconciliation of reportable segment assets to the Company's consolidated assets is as follows (amounts in thousands):

                                                                   DECEMBER 31,     DECEMBER 31,
                                                                       1998            1997
                                                                 ---------------    ------------
               Total assets for reportable segments              $  211,087             189,229

               Assets of discontinued operations                        132               4,649
                                                                  ---------             -------
                                                                  $ 211,219             193,878
                                                                  =========             =======





(18)     QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 1998 and 1997 is as follows (amounts in thousands):


                                                                                         TCI MUSIC, INC.
                                                                       ---------------------------------------------------
                                  1998                                  First          Second        Third         Fourth
                                  ----                                  -----          ------        -----         ------
Operating revenue                                                      $ 18,648        21,619        22,453        21,732
Operating expenses                                                     $ 22,295        27,378        27,024        25,245
Loss from continuing operations                                        $ (4,427)       (6,048)       (5,290)       (6,527)
Net loss                                                               $ (4,427)       (6,048)       (5,290)      (13,348)

Basic and diluted loss from
continuing operations per common share                                 $   (.05)         (.08)         (.07)         (.09)
                                                                       ========      ========      ========      ========

Basic and diluted loss attributable to
    common stockholders per common share                               $   (.05)         (.08)         (.07)         (.18)
                                                                       ========      ========      ========      ========

                                                                               DMX, LLC              TCI MUSIC, INC.
                                                                       ---------------------------------------------------


                 1997                                                    First       Second          Third        Fourth
                 ----                                                    -----       ------          -----        ------

Operating revenue                                                      $  5,578        5,862         10,435       12,520

Operating expenses                                                     $  9,025       12,382          8,735       11,876

Net income (loss)                                                      $ (3,498)      (6,877)           160         (625)

Basic and diluted loss attributable to
   common stockholders per common share
                                                                       $   (.06)        (.11)           --          (.01)
                                                                       ========       ======         ======       ======

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                                    PART III

   The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to the Company's definitive Proxy Statement (the "1998 Proxy Statement") to be used in connection with the 1998 Annual Meeting of Stockholders as set forth below, in accordance with General Instruction G(3) of Form 10-K.

   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to directors and executive officers of the Company is set forth in the sections entitled "Election of Directors Proposal" and "Concerning Management" in the 1998 Proxy Statement and is incorporated herein by reference.

   ITEM 11.       EXECUTIVE COMPENSATION

   Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the 1998 Proxy Statement and is incorporated herein by reference.

   ITEM 12.       SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

   Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement and is incorporated herein by reference.

   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

   Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in the 1998 Proxy Statement and is incorporated herein by reference.



                                     III-1

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

    (a) Consolidated Financial Statements and Schedules. Reference is made to the Index to Consolidated Financial Statements of TCI Music, Inc. and Subsidiaries and Schedules for the year ended December 31, 1998, for a list of financial statements and schedules filed as part of this report at page II-12.

    (b) Reports on Form 8-K, during the year ended December 31, 1998.  None.

    (c) Exhibits. Following is a list of Exhibits filed with this report.

   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
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

     2.3            Agreement  of Merger  dated as of December 8, 1997 among
                    TCI Music, Inc., TCI Para Merger Sub, Inc. and Paradigm
                    Music Entertainment Company (Incorporated by reference to
                    TCI Music's Annual Report on Form 10-K dated December 31,
                    1997)

     3.1            Certificate  of  Incorporation  of  TCI  Music,  Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of TCI Music, Inc. and
                    Tele-Communications, Inc., filed with the Securities and Exchange Commission on June 6, 1997 (Commission File Nos.
                    333-28613 and 333-28613-01))

     3.2            Bylaws of TCI Music,  Inc.,  as amended  July 13,  1998
                    (Incorporated by reference to Exhibit 3.2 to TCI Music's
                    Quarterly Report on Form 10-Q dated June 30, 1998)

     4.1 Specimen Stock Certificate for Series A Common Stock, par value $.01 per share, of TCI Music, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and
                    Exchange Commission on November 12, 1997 (Commission File
                    No. 333-39943))

     4.2 Specimen Stock Certificate for the Series B Common Stock par value $.01 per share, of TCI Music, Inc.
                    (Incorporated by reference to Exhibit 4.2 to the Amendment
                    No. 1 to the Registration Statement on Form S-4 of TCI
                    Music, Inc. and Tele-Communications, Inc. filed with the Securities and Exchange Commission on June 12, 1997
                    (Commission File Nos. 333-28613 and 33-28613-01))

     4.3            Specimen Stock  Certificate for the Series A Convertible
                    Preferred Stock, par value $.01 per share, of TCI Music, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12,
                    1997 (Commission File No. 333-39943))

     4.4            TCI Music,  Inc.  Certificate of  Designations  for Series
                    A Convertible Preferred Stock (Incorporated by reference to
                    Exhibit 4.3 to the Registration Statement on Form S-4 of
                    TCI Music, Inc. filed with the Securities and Exchange
                    Commission on November 12, 1997 (Commission File No.
                    333-39943))

     4.5            Rights  Agreement  among  Tele-Communications,  Inc.,  TCI
                    Music, Inc., and the Bank of New York, as Rights Agent, dated as of July 11, 1997 (Incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of TCI Music, Inc., filed with the Securities and Exchange Commission on July
                    24, 1997)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
     4.6            Amendment to Rights Agreement among Tele-Communications,
                    Inc., TCI Music, Inc. and the Bank of New York, as Rights
                    Agent, dated March 18, 1998 (Incorporated by reference to
                    TCI Music's Annual Report on Form 10-K dated December 31,
                    1997)

    10.1            Amended and Restated Contribution Agreement between
                    Tele-Communications, Inc. and TCI Music, Inc. dated July
                    11, 1997 (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12,
                    1997 (Commission File No. 333-39943))

    10.2            Revolving Loan Agreement  between TCI Music, Inc. and
                    Certain Lender Parties Thereto dated December 30, 1997
                    (Incorporated by reference to TCI Music's Annual Report on
                    Form 10-K dated December 31, 1997)

    10.3**          Affiliation  Agreement  between  Satellite  Services,  Inc.
                    and DMX Inc., dated July 1, 1997, and letter amendment dated January 27, 1998 (Incorporated by reference to TCI
                    Music's Annual Report on Form 10-K dated December 31, 1997)

    10.4            Letter Agreement between TCI Music, Inc. and
                    Tele-Communications, Inc., dated November 7, 1997, extending
                    Promissory Note dated July 11, 1997 (attached as Exhibit A)
                    (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12,
                    1997 (Commission File No. 333-39943))

    10.5            Promissory Note dated July 11, 1997 between TCI Music, Inc.
                    and Tele-Communications, Inc. (Incorporated by reference to
                    TCI Music's Annual Report on Form 10-K dated December 31,
                    1997)

    10.6            Promissory  Note,  dated  September  19,  1997,  between
                    TCI Music, Inc. and Liberty Media Corporation (Incorporated by reference to TCI Music's Annual Report on Form 10-K dated December 31, 1997)

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

    10.10****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and David Koff, dated
                    July 11, 1997 (Incorporated by reference to TCI Music's
                    Annual Report on Form 10-K dated December 31, 1997)

    10.11****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Lon Troxel, dated
                    July 11, 1997 (Incorporated by reference to TCI Music's
                    Annual Report on Form 10-K dated December 31, 1997)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------

    10.12****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and J.C. Sparkman, dated
                    July 11, 1997 (Incorporated by reference to TCI Music's
                    Annual Report on Form 10-K dated December 31, 1997)

    10.13****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Leo J. Hindery, Jr., dated July 11, 1997 (Incorporated by reference to TCI
                    Music's Annual Report on Form 10-K dated December 31, 1997)

    10.14****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Robert R. Bennett,
                    dated July 11, 1997 (Incorporated by reference to TCI
                    Music's Annual Report on Form 10-K dated December 31, 1997)

    10.15****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Donne F. Fisher,
                    dated July 11, 1997 (Incorporated by reference to TCI
                    Music's Annual Report on Form 10-K dated December 31, 1997)

    10.16****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Peter J. Kern, dated
                    July 11, 1997 (Incorporated by reference to TCI Music's
                    Annual Report on Form 10-K dated December 31, 1997)

    10.17****       Form of TCI Music, Inc. Employee Stock Option Agreement
                    (Incorporated by reference to Exhibit 10.16 to the
                    Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12,
                    1997 (Commission File No. 333-39943))

    10.18***        Employment Agreement between DMX Inc. and Lon Troxel, dated
                    October 1, 1991, as amended August 22, 1997 (Incorporated by reference to Exhibit 10.64 to DMX Inc.'s 1994 Report on
                    Form 10-K, filed with the Securities and Exchange
                    Commission on December 29, 1994, and to Exhibit 10.82 to
                    TCI Music, Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

    10.19***        Employment Agreement dated January 1, 1996 between Paradigm
                    Music Entertainment Company, Inc. and Thomas McPartland
                    (Incorporated by reference to TCI Music's Annual Report on
                    Form 10-K dated December 31, 1997)

    10.20 Registration Rights Agreement dated December 31, 1997 between TCI Music, Inc. and Thomas McPartland, Attorney in fact (Incorporated by reference to TCI Music's Annual
                    Report on Form 10-K dated December 31, 1997)

    10.21**         Uplink Services Agreement between National Digital
                    Television Center, Inc., formerly known as Western
                    Tele-Communications, Inc., and International Cablecasting
                    Technologies Inc., dated March 16, 1991 (Incorporated by reference to Exhibit 10.15 to DMX Inc.'s Post-Effective
                    Amendment No. 3 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 15,
                    1991 (Commission File No. 33-35690))

    10.22           Manufacturing  and Sales Agreement  between  International
                    Cablecasting Technologies Inc. and Scientific-Atlanta,
                    Inc., dated February 28, 1991 (Incorporated by reference to
                    Exhibit 10.12 to DMX Inc.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 24, 1991
                    (Commission File No. 33-35690))

    10.23           License and Technical Assistance Agreement between
                    International Cablecasting Technologies Inc. and
                    Scientific-Atlanta, Inc., dated February 28, 1991
                    (Incorporated by reference to Exhibit 10.14 to DMX Inc.'s
                    Post-Effective Amendment No. 2 to Registration Statement on
                    Form S-1, filed with the Securities and Exchange Commission on May 24, 1991 (Commission File No. 33-35690))

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
    10.24           Partnership  Agreement  between  TEMPO Sound, Inc. and
                    Galactic Radio Partners, Inc., dated May 7, 1990
                    (Incorporated by reference to Exhibit 10.7 to DMX Inc.'s
                    Registration Statement on Form S-1, filed with the
                    Securities and Exchange Commission on July 10, 1990
                    (Commission File No. 33-35690))

    10.25           C-3 Satellite Transponder Sub-Lease Agreement between
                    National Digital Television Center, Inc., formerly known as
                    Western Tele-Communications, Inc., and International
                    Cablecasting Technologies Inc., dated December 2, 1992
                    (Incorporated by reference to Exhibit 10.55 to DMX Inc.'s
                    1993 Report on From 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

    10.26           Assignment and Assumption Agreement between National
                    Digital Television Center, Inc., formerly known as Western
                    Tele-Communications, Inc. and International Cablecasting
                    Technologies Europe N.V., dated April 22, 1993
                    (Incorporated by reference to Exhibit 10.58 to DMX Inc.'s
                    1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

    10.27           Agreement  between  International  Cablecasting
                    Technologies Inc. and the American Society of Composers,
                    Authors & Publishers, dated December 20, 1991 (Incorporated by reference to Exhibit 10.60 to DMX Inc.'s 1993 Report on
                    Form 10-K, filed with the Securities and Exchange
                    Commission on December 23, 1993)

    10.28**         Agreement between International Cablecasting Technologies
                    Inc. and Broadcast Music Inc., dated October 11, 1991, as
                    supplemented and amended (Incorporated by reference to
                    Exhibit 10.61 to DMX Inc.'s 1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23,
                    1993)

    10.29**         Agreement between DMX Inc. and SESAC, dated December 26,
                    1991 (Incorporated by reference to Exhibit 10.62 to DMX
                    Inc.'s 1993 Report on From 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

    10.30**         Affiliation Agreement between DMX Inc. and PRIMESTAR
                    Partners, dated January 25, 1995 (Incorporated by reference to Exhibit 10.71 to DMX Inc.'s 1996 Report on Form 10-K, filed with the Securities and Exchange Commission on January 14, 1997)

    10.31**         Commercial License and Distribution Agreement between DMX
                    Inc. and DMX-Canada Partnership, dated November 1, 1994
                    (Incorporated by reference to Exhibit 10.75 to TCI Music,
                    Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

    10.32**         Residential License and Distribution Agreement between DMX
                    Inc. and DMX-Canada (1995) Ltd., dated March 9, 1992, as amended April 18, 1997 (Incorporated by reference to Exhibit 10.76 to TCI Music, Inc.'s Transition Report on
                    Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange
                    Commission on October 9, 1997)

    10.33           Channel Distribution  Agreement between DMX Inc. and XTRA
                    Music Limited, dated July 3, 1997 (Incorporated by reference to Exhibit 10.77 to TCI Music, Inc.'s Transition
                    Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

    10.34 Termination Agreement between DMX Inc. and DMX-Europe N.V., a Netherlands corporation (Technology License and Services
                    Agreement, dated May 19, 1993), dated July 3, 1997
                    (Incorporated by reference to Exhibit 10.79 to TCI Music,
                    Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

    10.35           Termination  Agreement  between  DMX  Inc.  and  DMX-Europe
                    N.V., a Netherlands corporation (Trademark Agreement, dated
                    May 19, 1993), dated July 3, 1997 (Incorporated by reference to Exhibit 10.80 to TCI Music, Inc.'s Transition
                    Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
    10.36           Assignment Agreement between DMX Inc. and Jerold H.
                    Rubinstein, dated July 8, 1997 (Incorporated by reference
                    to Exhibit 10.81 to TCI Music, Inc.'s Transition Report on
                    Form 10-K for the transition period October 1, 1996 through
                    June 30, 1997, filed with the Securities and Exchange
                    Commission on October 9, 1997)

    10.37           License  Agreement  between  Broadcast  Music,  Inc. and
                    DMX Inc., dated August 7, 1995 (Incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-1 of TCI Music, Inc., filed with the Securities and Exchange
                    Commission on November 12, 1997)

    10.38           Separation  and Mutual  Release  Agreement  between  DMX
                    Inc. and Jerold Rubinstein, dated July 11, 1997
                    (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-4 of TCI Music, Inc., filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

    10.39 Background/Foreground Music Service License Agreement between American Society of Composers, Authors and
                    Publishers and International Cablecasting Technologies
                    Inc., dated April 4, 1995 (Incorporated by reference to
                    Exhibit 10.54 of the Registration Statement on Form S-4 of
                    TCI Music, Inc., filed with the Securities and Exchange
                    Commission on November 12, 1997 (Commission File No.
                    333-39943))

    10.40           Equipment and Service Agreement between The Box Worldwide,
                    Inc. formerly known as Video Jukebox, Inc., and Hughes
                    Network Systems, Inc., dated February 27, 1996
                    (Incorporated by reference to Exhibit 10.27 to The Box
                    Worldwide, Inc.'s Report on Form 10-KSB for the fiscal year ended December 31, 1996)

    10.41**         Affiliation Agreement between The Box Worldwide, Inc. and
                    Satellite Services, Inc., dated February 27, 1997
                    (Incorporated by reference to Exhibit 10.58 to TCI Music's
                    Annual Report on Form 10-K dated December 31, 1997)

    21              Subsidiaries of TCI Music, Inc.

    23              Consent of KPMG LLP

    27              Financial Data Schedule


------------
** TCI Music, Inc. has received confidential treatment for a portion of the referenced Exhibit.
***    Indicates management contract.
****   Indicates compensatory plan or arrangement

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TCI Music, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           TCI MUSIC, INC.
            (Registrant)
By: /s/    THOMAS MCPARTLAND                 Date:             March 26, 1999
      ---------------------------------
           Thomas McPartland
  President and Chief Executive Officer

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

                      SIGNATURE                                       DATE                             TITLE
                      ---------                                       ----                             -----


                 /s/ THOMAS MCPARTLAND                            March 26, 1999           Director, President and Chief Executive
----------------------------------------------------                                       Officer
                   THOMAS McPARTLAND


                /s/ RALPH J. SORRENTINO                           March 26, 1999           Executive Vice President and Chief
----------------------------------------------------                                       Financial Officer (Principal Accounting
                   RALPH J. SORRENTINO                                                     Officer)


                    /s/ LEE MASTERS                               March 26, 1999           Chairman of the Board
----------------------------------------------------
                      LEE MASTERS


                 /s/ ROBERT R. BENNETT                            March 26, 1999           Director
----------------------------------------------------
                   ROBERT R. BENNETT


                  /s/ DONNE F. FISHER                             March 26, 1999           Director
----------------------------------------------------
                    DONNE F. FISHER


                  /s/ LEO J. HINDERY                              March 26, 1999           Director
----------------------------------------------------
                    LEO J. HINDERY


                   /s/ PETER M. KERN                              March 26, 1999           Director
----------------------------------------------------
                     PETER M. KERN


                   /s/ DAVID B. KOFF                              March 26, 1999           Director
----------------------------------------------------
                     DAVID B. KOFF


                   /s/ J.C. SPARKMAN                              March 26, 1999           Director
----------------------------------------------------
                     J.C. SPARKMAN


                   /s/ LON A. TROXEL                              March 26, 1999           Director
----------------------------------------------------
                     LON A. TROXEL

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



                             EXHIBIT INDEX


   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
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

     2.3            Agreement  of Merger  dated as of December 8, 1997 among
                    TCI Music, Inc., TCI Para Merger Sub, Inc. and Paradigm
                    Music Entertainment Company (Incorporated by reference to
                    TCI Music's Annual Report on Form 10-K dated December 31,
                    1997)

     3.1            Certificate  of  Incorporation  of  TCI  Music,  Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of TCI Music, Inc. and
                    Tele-Communications, Inc., filed with the Securities and Exchange Commission on June 6, 1997 (Commission File Nos.
                    333-28613 and 333-28613-01))

     3.2            Bylaws of TCI Music,  Inc.,  as amended  July 13,  1998
                    (Incorporated by reference to Exhibit 3.2 to TCI Music's
                    Quarterly Report on Form 10-Q dated June 30, 1998)

     4.1 Specimen Stock Certificate for Series A Common Stock, par value $.01 per share, of TCI Music, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and
                    Exchange Commission on November 12, 1997 (Commission File
                    No. 333-39943))

     4.2 Specimen Stock Certificate for the Series B Common Stock par value $.01 per share, of TCI Music, Inc.
                    (Incorporated by reference to Exhibit 4.2 to the Amendment
                    No. 1 to the Registration Statement on Form S-4 of TCI
                    Music, Inc. and Tele-Communications, Inc. filed with the Securities and Exchange Commission on June 12, 1997
                    (Commission File Nos. 333-28613 and 33-28613-01))

     4.3            Specimen Stock  Certificate for the Series A Convertible
                    Preferred Stock, par value $.01 per share, of TCI Music, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12,
                    1997 (Commission File No. 333-39943))

     4.4            TCI Music,  Inc.  Certificate of  Designations  for Series
                    A Convertible Preferred Stock (Incorporated by reference to
                    Exhibit 4.3 to the Registration Statement on Form S-4 of
                    TCI Music, Inc. filed with the Securities and Exchange
                    Commission on November 12, 1997 (Commission File No.
                    333-39943))

     4.5            Rights  Agreement  among  Tele-Communications,  Inc.,  TCI
                    Music, Inc., and the Bank of New York, as Rights Agent, dated as of July 11, 1997 (Incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of TCI Music, Inc., filed with the Securities and Exchange Commission on July
                    24, 1997)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
     4.6            Amendment to Rights Agreement among Tele-Communications,
                    Inc., TCI Music, Inc. and the Bank of New York, as Rights
                    Agent, dated March 18, 1998 (Incorporated by reference to
                    TCI Music's Annual Report on Form 10-K dated December 31,
                    1997)

    10.1            Amended and Restated Contribution Agreement between
                    Tele-Communications, Inc. and TCI Music, Inc. dated July
                    11, 1997 (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12,
                    1997 (Commission File No. 333-39943))

    10.2            Revolving Loan Agreement  between TCI Music, Inc. and
                    Certain Lender Parties Thereto dated December 30, 1997
                    (Incorporated by reference to TCI Music's Annual Report on
                    Form 10-K dated December 31, 1997)

    10.3**          Affiliation  Agreement  between  Satellite  Services,  Inc.
                    and DMX Inc., dated July 1, 1997, and letter amendment dated January 27, 1998 (Incorporated by reference to TCI
                    Music's Annual Report on Form 10-K dated December 31, 1997)

    10.4            Letter Agreement between TCI Music, Inc. and
                    Tele-Communications, Inc., dated November 7, 1997, extending
                    Promissory Note dated July 11, 1997 (attached as Exhibit A)
                    (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12,
                    1997 (Commission File No. 333-39943))

    10.5            Promissory Note dated July 11, 1997 between TCI Music, Inc.
                    and Tele-Communications, Inc. (Incorporated by reference to
                    TCI Music's Annual Report on Form 10-K dated December 31,
                    1997)

    10.6            Promissory  Note,  dated  September  19,  1997,  between
                    TCI Music, Inc. and Liberty Media Corporation (Incorporated by reference to TCI Music's Annual Report on Form 10-K dated December 31, 1997)

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

    10.10****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and David Koff, dated
                    July 11, 1997 (Incorporated by reference to TCI Music's
                    Annual Report on Form 10-K dated December 31, 1997)

    10.11****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Lon Troxel, dated
                    July 11, 1997 (Incorporated by reference to TCI Music's
                    Annual Report on Form 10-K dated December 31, 1997)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------

    10.12****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and J.C. Sparkman, dated
                    July 11, 1997 (Incorporated by reference to TCI Music's
                    Annual Report on Form 10-K dated December 31, 1997)

    10.13****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Leo J. Hindery, Jr., dated July 11, 1997 (Incorporated by reference to TCI
                    Music's Annual Report on Form 10-K dated December 31, 1997)

    10.14****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Robert R. Bennett,
                    dated July 11, 1997 (Incorporated by reference to TCI
                    Music's Annual Report on Form 10-K dated December 31, 1997)

    10.15****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Donne F. Fisher,
                    dated July 11, 1997 (Incorporated by reference to TCI
                    Music's Annual Report on Form 10-K dated December 31, 1997)

    10.16****       Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Peter J. Kern, dated
                    July 11, 1997 (Incorporated by reference to TCI Music's
                    Annual Report on Form 10-K dated December 31, 1997)

    10.17****       Form of TCI Music, Inc. Employee Stock Option Agreement
                    (Incorporated by reference to Exhibit 10.16 to the
                    Registration Statement on Form S-4 of TCI Music, Inc. filed with the Securities and Exchange Commission on November 12,
                    1997 (Commission File No. 333-39943))

    10.18***        Employment Agreement between DMX Inc. and Lon Troxel, dated
                    October 1, 1991, as amended August 22, 1997 (Incorporated by reference to Exhibit 10.64 to DMX Inc.'s 1994 Report on
                    Form 10-K, filed with the Securities and Exchange
                    Commission on December 29, 1994, and to Exhibit 10.82 to
                    TCI Music, Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

    10.19***        Employment Agreement dated January 1, 1996 between Paradigm
                    Music Entertainment Company, Inc. and Thomas McPartland
                    (Incorporated by reference to TCI Music's Annual Report on
                    Form 10-K dated December 31, 1997)

    10.20 Registration Rights Agreement dated December 31, 1997 between TCI Music, Inc. and Thomas McPartland, Attorney in fact (Incorporated by reference to TCI Music's Annual
                    Report on Form 10-K dated December 31, 1997)

    10.21**         Uplink Services Agreement between National Digital
                    Television Center, Inc., formerly known as Western
                    Tele-Communications, Inc., and International Cablecasting
                    Technologies Inc., dated March 16, 1991 (Incorporated by reference to Exhibit 10.15 to DMX Inc.'s Post-Effective
                    Amendment No. 3 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 15,
                    1991 (Commission File No. 33-35690))

    10.22           Manufacturing  and Sales Agreement  between  International
                    Cablecasting Technologies Inc. and Scientific-Atlanta,
                    Inc., dated February 28, 1991 (Incorporated by reference to
                    Exhibit 10.12 to DMX Inc.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 24, 1991
                    (Commission File No. 33-35690))

    10.23           License and Technical Assistance Agreement between
                    International Cablecasting Technologies Inc. and
                    Scientific-Atlanta, Inc., dated February 28, 1991
                    (Incorporated by reference to Exhibit 10.14 to DMX Inc.'s
                    Post-Effective Amendment No. 2 to Registration Statement on
                    Form S-1, filed with the Securities and Exchange Commission on May 24, 1991 (Commission File No. 33-35690))

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
    10.24           Partnership  Agreement  between  TEMPO Sound, Inc. and
                    Galactic Radio Partners, Inc., dated May 7, 1990
                    (Incorporated by reference to Exhibit 10.7 to DMX Inc.'s
                    Registration Statement on Form S-1, filed with the
                    Securities and Exchange Commission on July 10, 1990
                    (Commission File No. 33-35690))

    10.25           C-3 Satellite Transponder Sub-Lease Agreement between
                    National Digital Television Center, Inc., formerly known as
                    Western Tele-Communications, Inc., and International
                    Cablecasting Technologies Inc., dated December 2, 1992
                    (Incorporated by reference to Exhibit 10.55 to DMX Inc.'s
                    1993 Report on From 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

    10.26           Assignment and Assumption Agreement between National
                    Digital Television Center, Inc., formerly known as Western
                    Tele-Communications, Inc. and International Cablecasting
                    Technologies Europe N.V., dated April 22, 1993
                    (Incorporated by reference to Exhibit 10.58 to DMX Inc.'s
                    1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

    10.27           Agreement  between  International  Cablecasting
                    Technologies Inc. and the American Society of Composers,
                    Authors & Publishers, dated December 20, 1991 (Incorporated by reference to Exhibit 10.60 to DMX Inc.'s 1993 Report on
                    Form 10-K, filed with the Securities and Exchange
                    Commission on December 23, 1993)

    10.28**         Agreement between International Cablecasting Technologies
                    Inc. and Broadcast Music Inc., dated October 11, 1991, as
                    supplemented and amended (Incorporated by reference to
                    Exhibit 10.61 to DMX Inc.'s 1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23,
                    1993)

    10.29**         Agreement between DMX Inc. and SESAC, dated December 26,
                    1991 (Incorporated by reference to Exhibit 10.62 to DMX
                    Inc.'s 1993 Report on From 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

    10.30**         Affiliation Agreement between DMX Inc. and PRIMESTAR
                    Partners, dated January 25, 1995 (Incorporated by reference to Exhibit 10.71 to DMX Inc.'s 1996 Report on Form 10-K, filed with the Securities and Exchange Commission on January 14, 1997)

    10.31**         Commercial License and Distribution Agreement between DMX
                    Inc. and DMX-Canada Partnership, dated November 1, 1994
                    (Incorporated by reference to Exhibit 10.75 to TCI Music,
                    Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

    10.32**         Residential License and Distribution Agreement between DMX
                    Inc. and DMX-Canada (1995) Ltd., dated March 9, 1992, as amended April 18, 1997 (Incorporated by reference to Exhibit 10.76 to TCI Music, Inc.'s Transition Report on
                    Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange
                    Commission on October 9, 1997)

    10.33           Channel Distribution  Agreement between DMX Inc. and XTRA
                    Music Limited, dated July 3, 1997 (Incorporated by reference to Exhibit 10.77 to TCI Music, Inc.'s Transition
                    Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

    10.34 Termination Agreement between DMX Inc. and DMX-Europe N.V., a Netherlands corporation (Technology License and Services
                    Agreement, dated May 19, 1993), dated July 3, 1997
                    (Incorporated by reference to Exhibit 10.79 to TCI Music,
                    Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

    10.35           Termination  Agreement  between  DMX  Inc.  and  DMX-Europe
                    N.V., a Netherlands corporation (Trademark Agreement, dated
                    May 19, 1993), dated July 3, 1997 (Incorporated by reference to Exhibit 10.80 to TCI Music, Inc.'s Transition
                    Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
    10.36           Assignment Agreement between DMX Inc. and Jerold H.
                    Rubinstein, dated July 8, 1997 (Incorporated by reference
                    to Exhibit 10.81 to TCI Music, Inc.'s Transition Report on
                    Form 10-K for the transition period October 1, 1996 through
                    June 30, 1997, filed with the Securities and Exchange
                    Commission on October 9, 1997)

    10.37           License  Agreement  between  Broadcast  Music,  Inc. and
                    DMX Inc., dated August 7, 1995 (Incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-1 of TCI Music, Inc., filed with the Securities and Exchange
                    Commission on November 12, 1997)

    10.38           Separation  and Mutual  Release  Agreement  between  DMX
                    Inc. and Jerold Rubinstein, dated July 11, 1997
                    (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-4 of TCI Music, Inc., filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

    10.39 Background/Foreground Music Service License Agreement between American Society of Composers, Authors and
                    Publishers and International Cablecasting Technologies
                    Inc., dated April 4, 1995 (Incorporated by reference to
                    Exhibit 10.54 of the Registration Statement on Form S-4 of
                    TCI Music, Inc., filed with the Securities and Exchange
                    Commission on November 12, 1997 (Commission File No.
                    333-39943))

    10.40           Equipment and Service Agreement between The Box Worldwide,
                    Inc. formerly known as Video Jukebox, Inc., and Hughes
                    Network Systems, Inc., dated February 27, 1996
                    (Incorporated by reference to Exhibit 10.27 to The Box
                    Worldwide, Inc.'s Report on Form 10-KSB for the fiscal year ended December 31, 1996)

    10.41**         Affiliation Agreement between The Box Worldwide, Inc. and
                    Satellite Services, Inc., dated February 27, 1997
                    (Incorporated by reference to Exhibit 10.58 to TCI Music's
                    Annual Report on Form 10-K dated December 31, 1997)

    21              Subsidiaries of TCI Music, Inc.

    23              Consent of KPMG LLP

    27              Financial Data Schedule

------------
** TCI Music, Inc. has received confidential treatment for a portion of the referenced Exhibit.
***    Indicates management contract.
****   Indicates compensatory plan or arrangement