Form 10-K/A
period 1998-12-31
TCI MUSIC INC
filed 1999-04-30
CIK 1040449

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.1

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

Securities registered pursuant to Section 12(g) of the Act:
Series A Common Stock, $0.01 Par Value; Series A Convertible Preferred Stock, $0.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Unless otherwise specifically indicated, all monetary references in this filing are in U.S. dollars.

As of January 31, 1999 the aggregate market value of the Series A Common Stock of TCI Music, Inc. held by non-affiliates was approximately $35,417,296.

Number of shares of Series A Common Stock of TCI Music, Inc. outstanding as of January 31, 1999: 18,876,867
Number of Series B Common Stock of TCI Music, Inc. outstanding as of January 31, 1999: 62,500,000.

                                TABLE OF CONTENTS

                                    PART II

ITEM 5.           MARKET FOR TCI MUSIC'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........II-1


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................III-1

ITEM 11.          EXECUTIVE COMPENSATION........................................................III-5

ITEM 12.          SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............III-11

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.........................III-15

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

   On December 31, 1998, the closing price for the TCI Music Series A Common Stock reported by Nasdaq was $4.6880. As of December 31, 1998 there were 374 stockholders of record of TCI Music, Inc. ("TCI Music") with approximately 19% of the shares held in "street name".

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



PART III

       ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

         The following lists the directors of TCI Music, Inc. ("TCI Music" or the "Company"), their birth dates, and a description of their business experience and positions held as of April 1, 1999. The Board consists of nine directors. Directors are elected to staggered three year terms with approximately one-third elected annually.





                                      III-1

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)




      NAME                                                     POSITIONS
      ----                                                     ---------

Robert R. Bennett           Has served as a director of TCI Music since January 1997, and served as acting Chief
Born April 19, 1958         Financial Officer of TCI Music from June 1997 until July 1997.  Mr. Bennett has served as an Executive Vice President of Tele-Communications, Inc. ("TCI"), a subsidiary of
                            AT&T, since April 1997.  Mr. Bennett has served as President and Chief Executive
                            Officer of Liberty Media Corporation ("Liberty") since April 1997.  From June 1995 through March 1997, Mr. Bennett was an Executive Vice President, Chief Financial
                            Officer, Secretary and Treasurer of Liberty.  Mr. Bennett served as Senior Vice President of Liberty from September 1991 to June 1995.

Donne F. Fisher             Has served as a director of TCI Music since January 1997.  Mr. Fisher was an Executive
Born May 24, 1938           Vice President of TCI from January 1994 through January 1, 1996.  On January 1, 1996,
                            Mr. Fisher resigned his position as Executive Vice President of TCI and has been providing consulting services to TCI since January 1996.  Mr. Fisher served as an
                            Executive Vice President of TCIC from December 1991 to October 1994.  Mr. Fisher served as a director of TCI from June 1994 to March 1999, served as a TCIC director from 1980 to March 1999, and served as a director of TCI Pacific Communications, Inc.
                            ("TCI Pacific") from July 1996 to March 1999.  Mr. Fisher is a director of General
                            Communications, Inc.

Leo J. Hindery, Jr.         Mr. Hindery served as Chairman of the Board of TCI Music from January 1997 to
Born October 31, 1947       January 1999.  Has served as a director of TCI since May 1997.  Mr. Hindery has served as the President and Chief Operating Officer of since March 1997.  Mr. Hindery has served as President and Chief Executive Officer of TCI Communications, Inc. ("TCIC"),
                            a subsidiary of AT&T engaged in the ownership and operation of cable television systems and the predecessor company of TCI since March 1997 and has served as
                            President and Chief Executive Officer of TCI Pacific since September 1997.  Mr.
                            Hindery has served as a director of TCIC since March 1997, and has served as a director of TCI Pacific, an operator of cable television systems and a subsidiary of TCI since
                            September 1997.  In addition, Mr. Hindery is President, Chief Executive Officer and/or
                            a director of many of TCI's subsidiaries.  Mr. Hindery was previously founder, Managing
                            General Partner and Chief Executive Officer of InterMedia Partners, a cable TV operator, and its affiliated entities from 1988 until March 1997.  Mr. Hindery was a director of
                            DMX Inc. from May 1996 to July 1997.  Until March 8, 1999, Mr. Hindery was a
                            director of United Video Satellite Group, Inc. (now known as TV Guide, Inc.), a distributor of satellite based television services that prior to March 1, 1999 was a consolidated subsidiary of AT&T. Mr. Hindery is also a director of At Home
                            Corporation, a subsidiary of AT&T, TCI Satellite Entertainment, Inc., a distributor of satellite-based television services, Cablevision Systems Corporation Knowledge
                            Enterprises, Inc. and Lenfest Communications, Inc.

David B. Koff               Has served as a director of TCI Music since May 1997.  Mr. Koff was interim President
Born December 26,           and Chief Executive Officer of TCI Music from May 1997 to December 31, 1997.  Since
1958                        December 31, 1997, Mr. Koff has served as a Vice President and Assistant Secretary of
                            TCI Music. He has been a Senior Vice President of Liberty since February 1998. He was
                            Vice President - Corporate Development of Liberty from August 1994 to February 1998.
                            From March 1993 to August 1994, he was special counsel to Liberty. From August 1992 to
                            March 1993, he was special counsel to Brownstein Hyatt Farber & Strickland, a Denver law
                            firm.





                                      III-2

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


      NAME                                                     POSITIONS
      ----                                                     ---------
Peter M. Kern               Has served as a director of TCI Music since January 1997.  Mr. Kern also provides
Born June 2, 1967           consulting services to TCI.  Mr. Kern has served as President of Gemini Associates Inc., a firm that provides strategic advisory services primarily to media companies, since April
                            1996. From December 1993 to January 1996, he served as Senior Vice President of Strategic
                            Development and Corporate Finance of Home Shopping Network, Inc. and served as its Vice
                            President of Strategic Development and Assistant to the Chief Executive Officer from March
                            1993 to December 1993. Prior to Joining Home Shopping Network, Inc., he served as Vice
                            President of Corporate Finance and Strategic Development for Whittle Communications, L.P.
                            and worked at the New York investment banking firm, Bear, Stearns & Co., Inc.

Lee Masters                 Has served as Chairman of the Board of TCI Music since January 1999.  Since January
Born December 26,           1999, Mr. Masters has served as President and Chief Executive Officer of Liberty Media
1951                        Interactive, Inc. and Liberty Digital LLC, affiliates of Liberty.  From January 1990 to
                            December 1998 Mr. Masters served as President and CEO of E! Entertainment television, a cable television program network. From March 1986 to December 1989 he served as executive vice president and general manager of MTV. Prior to his career in television, Mr. Masters had a
                            20-year career in radio. Mr. Masters' legal name is Jarl Mohn. Mr. Masters serves as a director of NewStar Media, Inc. (formerly Dove Audio), an independent producer of audio books, printed books and television films.

Thomas McPartland           Has served as a director and President and Chief Executive Officer of TCI Music since
Born June 30, 1958          January 1, 1998.  Mr. McPartland has served as Chairman of the Board, President and
                            Chief Executive Officer of Paradigm Music Entertainment, Inc., a subsidiary of the Company, since its formation in November 1995. Prior to co-founding Paradigm, from April 1995 he served as Executive Vice President and a director for the Zomba Group of Companies, North
                            America, a privately-held worldwide music entertainment company. From October 1985 to December
                            1994, Mr. McPartland held a number of positions of increasing responsibility with BMG
                            Entertainment Group most recently, Senior Vice President and Deputy General Counsel.

J C Sparkman                Has served as a director of TCI Music since May 1997. He served as a director of TCI
Born September 12,          from December 1996 to March 1999. Mr. Sparkman served as an Executive Vice President of TCI
1932                        from January 1994 to March 1995. Mr. Sparkman retired in March 1995 and has provided consulting services to TCI since March 1995. Mr. Sparkman served as an Executive Vice President of
                            TCIC from 1987 to October 1994 and as a director of DMX from 1989 to July 1997. Mr. Sparkman is a director of Shaw Communications, Inc.

Lon A. Troxel               Has served as a director of TCI Music since May 1997.  Mr. Troxel was appointed President and
Born October 14, 1947       Chief Executive Officer of DMX in July 1997.  Mr. Troxel served as Chief Operating Officer of
                            DMX from April 1997 to July 1997, and served as Executive Vice President, Commercial Division from October 1991 to April 1997.

COMPENSATION OF DIRECTORS

         Standard Arrangements. Members of the Board of TCI Music who are also full-time employees of TCI Music or TCI or Liberty, or any of their respective subsidiaries, do not receive any additional compensation for their services as directors. TCI Music has not established any fees for directors who are not full-time employees of TCI Music or TCI or Liberty or any of their respective subsidiaries. All members of the Board are reimbursed for expenses incurred to attend any meetings of the Board and any committee thereof.

         Other Arrangements. The Board granted, effective as of July 11, 1997,
(i) to each of Messrs. Hindery, Kern and Fisher, options to purchase 833,334 shares of TCI Music Series A Common Stock at a price of $6.25 per share, (ii) to Mr. Troxel, options to purchase 200,000 shares of TCI


                                      III-3

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



Music Series A Common Stock at a price of $6.25 per share, (iii) to each of Messrs. Sparkman, Bennett and Koff, options to purchase 100,000 shares of TCI Music Series A Common Stock at a price of $6.25 per share. Such options will vest in 20% cumulative increments, with the first increment vesting as of July 11, 1997. Mr. Troxel's options were repriced to be exercisable at $4.00 per share on December 11, 1999. See Item 11. "Executive Compensation-- Option/SAR Repricing."

BOARD MEETINGS

         During 1998, the Board of Directors of the Company held three meetings. None of the directors attended fewer than 75% of the meetings of the Board of Directors or of any committee of which he is a member except for Mr. Hindery, Mr. Sparkman and Mr. Troxel.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company has an Executive Committee, an Audit Committee and a Compensation Committee. There is no standing nomination committee of the Company's Board of Directors.

         The members of the Executive Committee are Peter M. Kern and Robert R. Bennett. The Executive Committee exercises all of the powers and authority of the Board of Directors between meetings of the entire Board of Directors, other than such powers and authority as the Delaware General Corporation Law (the "DGCL") specifically prohibits an executive committee from performing. During 1998, the Executive Committee did not hold any meetings.

         The members of the Audit Committee are Donne F. Fisher, Peter M. Kern and Robert R. Bennett. The duties of the Audit Committee are to review and monitor the Company's financial reports and accounting practices to ascertain that they are within acceptable limits of sound practice, to receive and review audit reports submitted by the Company's independent auditors and by its internal auditing staff and to make such recommendations to the Board of Directors as may seem appropriate to the Committee to assure that the interests of the Company are adequately protected and to review all related party transactions and potential conflict-of-interest situations. The Audit Committee of the Company did not hold any meetings during 1998 since matters usually considered by the Audit Committee were considered by the full Board.

         The members of the Compensation Committee are Peter M. Kern and Donne
F. Fisher. The functions of the Compensation Committee are to review and make recommendations to the Board of Directors concerning the compensation of the executive officers of the Company, to consider and make recommendations to the Board of Directors concerning existing and proposed employment agreements between the Company and its executive officers and to administer the 1997 Plan. The Compensation Committee of the Company held four meetings during 1998.

EXECUTIVE OFFICERS

         The following lists the executive officers of the Company, their birth dates, a description of their business experience and positions held with the Company as of April 1, 1999. Information concerning Mr. Koff, Mr. McPartland and Mr. Troxel, who are also directors, is listed under the heading "Directors," above. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.

      NAME                                                     POSITIONS
      ----                                                     ---------
Alan R. McGlade           Has served as President and Chief Executive Officer of The Box Worldwide, Inc. since
Born December 15,         January 1995.  From August, 1991 to January 1995, he served as President of StarNet, Inc.,
1954                      an interactive news and interstitial programming company.  From August 1987 to July
                          1991 Mr. McGlade was founder and President of Adlink in Los Angeles, a satellite-delivered cable television advertising interconnect. Prior to joining Adlink Mr. McGlade was Vice President,
                          Programming at Falcon Communications, a cable television operator.


                                     III-4

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



      NAME                                                     POSITIONS
      ----                                                     ---------
Ralph J. Sorrentino       Has served as Executive Vice President and Chief Financial Officer of TCI Music since May 1998.
Born June 28, 1952        From March 1992 to September 1997, Mr. Sorrentino served at Bohbot Entertainment & Media Inc., an international television production and syndication company. From October 1994 to September
                          1997, Mr. Sorrentino was President and Chief Operating Officer of Bohbot Entertainment & Media
                          Inc.; from March 1992 to October 1994, Mr. Sorrentino was Executive Vice President/Chief Financial
                          & Administrative Officer of Bohbot Entertainment & Media Inc. While serving as Executive Vice
                          President & Chief Financial & Administrative Officer at Bohbot, in January 1994, Mr. Sorrentino
                          also served as President of Bohbot's Entertainment division before being named President &
                          COO of the overall Bohbot organization. From 1982 to 1992, Mr. Sorrentino served in three executive positions at The Interpublic Group of Companies, a diversified advertising concern. From 1990 to 1992, he was Senior Vice President/Director of Finance for its subsidiary, Lintas New York.


         There are no family relations, of first cousin or closer, among the Company's directors or executive officers, by blood, marriage or adoption.

         During the past five years, none of the above persons have had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

       ITEM 11.            EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table shows, for fiscal 1998, a summary of certain information regarding all forms of compensation for the Chief Executive Officer and the other executive officers and one former executive officer (the "named executive officers") whose total annual salary and bonus exceeded $100,000 during fiscal 1998.


                                                                                                LONG TERM
                                                                                              COMPENSATION
                                                                                                  AWARDS
                                                                                      ----------------------------
                                                                                                      SECURITIES
                                                ANNUAL COMPENSATION                                   UNDERLYING
          NAME AND                          ------------------------   OTHER ANNUAL    RESTRICTED   STOCK OPTIONS/     ALL OTHER
          PRINCIPAL                            SALARY       BONUS      COMPENSATION      STOCK          SARS(1)       COMPENSATION
          POSITION                   YEAR        $            $             $(5)         AWARDS            #              $(6)
--------------------------------     ----   ------------  ----------   ------------   ------------  ---------------   -------------

Thomas McPartland                    1998      375,000(2)       --              --            --        250,000(7)            --
   President and CEO                 1997          N/A

Alan R. McGlade                      1998      273,552          --         100,000(8)         --        155,000(7)        10,000
   President and CEO of The Box      1997       88,931(3)       --              --            --         64,200(7)            --

Ralph J. Sorrentino                  1998      174,519(4)       --              --            --        150,000(7)        10,000
   Executive Vice President and      1997          N/A
   Chief Financial Officer

Lon A. Troxel                        1998      285,577      15,000              --         9,230             --           10,000
   President and CEO of DMX          1997      189,660          --              --            --        200,000(7)            --

J. Wendy Kim                         1998      121,630     101,250         125,000            --             --           11,309
   former Vice President and         1997      110,096          --              --            --             --            6,924
   Chief Financial Officer

         (1) For information concerning these awards see "Option/SAR-Grants in Last Fiscal Year" set forth below. There were no grants from other long term incentive plans; therefore column "LTIP Payouts" is omitted.

                                     III-5

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



         (2) Mr. McPartland began employment with the Company on January 1, 1998, the day after the Company acquired Paradigm. Accordingly, the salary information included in the table represents only salary from that date through December 31, 1998.
         (3) Mr. McGlade began employment with the Company on December 16, 1997, the date the Company acquired The Box. Accordingly, the 1997 salary information included in the table represents only 15 days' employment during 1997.
         (4) Mr. Sorrentino began employment with the Company on May 11, 1998. Accordingly, the salary information included in the table represents only salary from that date through December 31, 1998.
         (5) Certain perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns during the fiscal 1998.
         (6)      Amounts represent contributions to the TCI Stock Plan. The
                  TCI Stock Plan provides benefits upon an employee's retirement which normally is when the employee reaches 65 years of age. TCI Stock Plan participants may contribute up to 10% of their compensation and the Company (by annual resolution of the Board of Directors) may contribute up to a matching 100% of the participants' contributions. Participant contributions to the TCI Stock Plan are fully vested upon contribution.

                  Generally, participants acquire a vested right in the Company contributions as follows:

                                                                                            VESTING
                  YEARS OF SERVICE                                                        PERCENTAGE
                  ----------------                                                        ----------
             Less than 1.......................................................................0%
             1-2..............................................................................33%
             2-3..............................................................................66%
             3 or more.......................................................................100%


                  With respect to the Company contributions made to the TCI Stock Plan in 1998 and 1997 [Mr. Troxel and Ms. Brown] are fully vested. The TCI Stock Plan also includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce the Company's otherwise determined contributions.

                  Directors who are not employees of the Company are ineligible to participate in the TCI Stock Plan. Under the terms of the TCI Stock Plan, employees are eligible to participate after three months of service. Although the Company has not expressed an intent to terminate the TCI Stock Plan, it may do so at any time. The TCI Stock Plan provides for full immediate vesting of all participants' rights upon termination of the TCI Stock Plan.

         (7) These options were repriced on December 11, 1998. See "Option/SAR Repricing."
         (8) Represents loan by the Company that was forgiven. See Item 13. Certain Relationships and Related Party Transactions.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table shows all individual grants of stock options and stock appreciation rights ("SARs") by the Company to each of the named executive officers during the Reporting Period.

                                  NUMBER OF
                                 SECURITIES
                                 UNDERLYING       % OF TOTAL
                                  OPTIONS/      OPTIONS/SARS TO       EXERCISE
                                    SARS           EMPLOYEES            PRICE      EXPIRATION
          NAME                   GRANTED(1)     IN FISCAL YEAR         ($/SH)         DATE        GRANT DATE PRESENT VALUE ($)(2)
          ----                   ----------     ---------------       --------     ----------     -------------------------------
Thomas McPartland                  250,000            16.0              4.00(3)      1/15/08                 1,502,500
   President and CEO

Alan R. McGlade                    155,000             9.9              4.00(3)      1/15/08                   931,550
   President and CEO of The Box

Ralph J. Sorrentino                150,000             9.6              4.00(3)      1/15/08                   901,500
   Executive vice President and
  Chief Financial Officer

Lon A. Troxel                           --              --                --           --                         --
   President and CEO of DMX


                                     III-6

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                                  NUMBER OF
                                 SECURITIES
                                 UNDERLYING       % OF TOTAL
                                  OPTIONS/      OPTIONS/SARS TO       EXERCISE
                                    SARS           EMPLOYEES            PRICE      EXPIRATION
          NAME                   GRANTED(1)     IN FISCAL YEAR         ($/SH)         DATE        GRANT DATE PRESENT VALUE ($)(2)
          ----                   ----------     ---------------       --------     ----------     -------------------------------
J. Wendy Kim                          --               --                 --           --                      --
   former Vice President and
 Chief Financial Officer

     (1) All grants of stock options were options to purchase TCI Music Series A Common Stock. All stock options were granted in tandem with SARs. All options were granted pursuant to the TCI Music 1997 Stock Incentive Plan (the "1997 Plan"), effective January 15, 1998, vest in 20% cumulative increments, with the first increment vesting as of January 15, 1999, with each additional increment vesting on each of the next four anniversaries thereof. Notwithstanding the vesting schedule, the option shares become available for purchase if grantee's employment with the Company terminates as a result of the total disability or death of the grantee. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the 1997 Plan), unless, in the case of an Approved Transaction, the compensation committee under the circumstances specified in the 1997 Plan, determines otherwise.
     (2) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 5.13% risk-free interest rate; (b) a 88% volatility factor; (c) a 60-month expected life term; (d) a weighted average expected individual yield; and (d) the closing market price of a share of TCI Music Series A Common Stock on the date of grant, resulting in a fair value of the options granted during fiscal 1998 of $6.01. The actual value the executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by the executive will not necessarily be the value determined by the model.
     (3) These options were repriced on December 11, 1998. See "Option/SAR Repricings" below.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table shows certain information with respect to the exercise of stock options/SARs by the named executive officers during the Reporting Period and year-end value of unexercised stock options/SARs at December 31, 1998.


                                                           Number of Unexercised     Value of Unexercised In
                                   Shares       Valued     Securities Underlying     the Money Options/SARs
                                 Acquired on    Realize Options/SARs at FY-End (#)      at FY-End ($)(2)
Name                            Exercise (#)    ($)(1)   Exercisable/Unexercisable  Exercisable/Unexercisable
----                            ------------    ------   -------------------------  -------------------------
Thomas McPartland                    --           --             0/250,000                  0/171,875
   President and CEO

Alan R. McGlade                    21,400       11,771        42,800/155,000              29,425/106,562
   President and CEO of The Box

Ralph J. Sorrentino                  --           --             0/150,000                  0/103,125
   Executive Vice President and
  Chief Financial Officer

Lon A. Troxel                        --           --          80,000/120,000              55,000/82,500
   President and CEO of DMX

J. Wendy Kim                         --           --                 ---                       ---
   former Vice President and
 Chief Financial Officer


     (1) Based on fair market value of the TCI Music Series A Stock on the exercise date.
     (2) The values indicated are based upon the closing trading price on the Nasdaq SmallCap Market of one share of TCI Music Series A Common Stock on December 31, 1998, or $4.6875.

OPTION/SAR REPRICINGS

         The table below sets forth certain information concerning the repricing of stock options/SARs held by any executive officer of the Company which occurred December 11, 1998. Further explanation concerning these repricings is included in the Report of the Compensation Committee on Executive Compensation, below.


                                     III-7

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


                                 SECURITIES UNDERLYING   MARKET PRICE OF   EXERCISE PRICE AT       NEW         LENGTH OF ORIGINAL
                                     OPTIONS/SARS        STOCK AT TIME OF       TIME OF         EXERCISE      OPTION TERM REMAINING
NAME                   DATE          REPRICED (#)         REPRICING ($)      REPRICING ($)    PRICE ($)(1)    AT DATE OF REPRICING
----                   ----          ------------         -------------      -------------    ------------    --------------------
Thomas McPartland      12/11/98         250,000                $3.90              $6.50         $4.00             9 yrs. 1 mo.
President and CEO

Alan R. McGlade        12/11/98          21,400                $3.90              $6.25         $4.00                 1/2 mo.
President and CEO of                     21,400                $3.90              $6.25         $4.00                 1 year
The Box                                  21,400                $3.90              $6.25         $4.00                 2 years
                                        155,000                $3.90              $6.50         $4.00              9 yrs. 1 mo.

Ralph J. Sorrentino    12/11/98         150,000                $3.90              $6.50         $4.00              9 yrs. 5 mos.
Executive Vice
President and Chief
Financial Officer

Lon A. Troxel          12/11/98         200,000                $3.90              $6.25         $4.00              8 yrs. 7 mos.
President and CEO of
DMX

(1) Represents the average of averages of the closing prices of a share of Series A Common Stock over the 60 trading days ending December 10, 1998 and the 60 calendar days ended December 9, 1998, rounded up to the nearest cent.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         DMX and Lon A. Troxel are parties to an Employment Agreement dated October 1, 1991, as amended, for a term until May 31, 2002. Pursuant to the Employment Agreement Mr. Troxel receives annual salary of $300,000 from June 1, 1998 through December, 1999 and $350,000 thereafter. Pursuant to the Employment Agreement Mr. Troxel has agreed not to acquire more than a 10% direct or indirect ownership in any cable company, other than DMX, without the prior written consent of DMX. Mr. Troxel receives basic and extended benefits commensurate with other senior management employees such as vacation pay and other fringe benefits. If Mr. Troxel becomes disabled during the term of the agreement, he will receive the same compensation he is entitled to under the Employment Agreement for a time period not exceeding six months.

                      REPORT OF THE COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

         Neither the report of the Compensation Committee of the Board of Directors (the "Compensation Committee") nor the stock performance graphs which follow such report shall be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPENSATION PHILOSOPHY

         The Compensation Committee's compensation philosophy is based on the belief that a link should exist between executive compensation and the return on investment provided to stockholders as reflected by the appreciation in the price of the Company's stock. In applying this philosophy, the Compensation Committee has developed and implemented a compensation policy which seeks to attract, motivate and retain highly qualified executives with the business experience and acumen necessary for achievement of the long-term business objectives of the Company and to align the financial interests of the Company's senior executives with those of its stockholders. The Company attempts to realize these goals by providing competitive compensation and by linking a portion of the compensation to the enhancement of stockholder value.

         The Company's executive compensation is based principally on two components -- salary and equity-based incentives -- each of which is intended to serve the Company's overall compensation philosophy.


                                     III-8

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



         Base Salaries. Base salary for executive officers is generally targeted at the median for executives with comparable qualifications, experience and responsibilities at other companies in the industry. In the aggregate, executive salaries are consistent with this philosophy. Salary levels for executive officers also reflect the Committee's judgments on appropriate salaries in light of the duties and responsibilities inherent in the executives' respective positions. The particular qualifications of an individual holding the position and his or her level of experience, as well as information concerning compensation paid by other companies in the industry, are considered in establishing salary levels. The Committee's assessment of the individual's performance and contribution to the Company's performance are the primary criteria influencing decisions regarding salary. For those executives who joined the Company during the year, the primary factor in setting salary levels was the Company's desire to provide compensation in amounts sufficient to induce these individuals to join the Company. Although the 1997 Plan permits cash bonuses and other performance based awards, the Company pays a limited number of cash bonuses to its senior executives.

         Annual salary adjustments are recommended by the Chief Executive Officer of TCI Music by evaluating the performance of each executive officer after considering new responsibilities and the previous year's performance of TCI Music and such executive officer. The Compensation Committee performs a similar review of the Chief Executive Officer's salary. Individual performance ratings take into account such factors as achievement of specific goals that are driven by TCI Music's strategic plan and attainment of specific individual objectives. The factors affecting base salary levels are not assigned specific weights but are subject to adjustments by the Compensation Committee. Certain terms of the employment agreements of certain named executive officers are described in "Employment Contracts and Termination of Employment and Change of Control Arrangements" above.

         Equity-Based Incentives. A key component of executive officers' compensation is the grant of equity-based incentives under the 1997 Plan.

         The Compensation Committee grants equity-based incentives to TCI Music's executives in order to align their interests with those of the stockholders, primarily stock options and stock appreciation rights ("SARS"). Equity-based incentives are considered by the Compensation Committee to be an effective long-term incentive because the executives' gains are linked to increases in the value of TCI Music Series A Common Stock, which in turn provides stockholder gains. Equity-based incentives also provide executive officers with the opportunity to acquire and build a meaningful ownership interest in the Company.

         The Compensation Committee generally grants options and SARs to new executive officers and other key employees upon their commencement of employment with TCI Music, and considers stock option awards throughout the year. In determining the number of options awarded to an individual executive officer, the Compensation Committee generally establishes a level of award based upon the position of the individual and his or her level of responsibility and upon recommendations made by the Company's Chief Executive Officer. The Committee's decisions concerning individual option awards are based on its judgment concerning the appropriate amount of long-term compensation that should be paid to the executive in question. The Company awarded stock options to acquire an aggregate of 1,560,900 shares of Common Stock, together with tandem SARs, to certain executive officers and other employees of the Company during 1998. The Company also has granted a limited number of restricted stock awards.

         Stock options and SARs are generally granted at an exercise price equal to or near the average market price of a share of Common Stock for a period preceding the date of the grant. Options granted to executive officers typically vest ratably over a period of five years following the date of grant and expire after ten years. The full benefit of the options is realized upon appreciation of the stock price in future periods, thus providing an incentive to create value for TCI Music's stockholders through appreciation of the stock price. Management of TCI Music believes that stock options and SARs have been helpful in attracting and retaining skilled executive personnel.

         The stock options in tandem with stock appreciation rights and the restricted stock awards are more fully described in "Executive Compensation -- Summary Compensation Table of the Company" and "Executive

                                     III-9

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



Compensation -- Option/SAR Grants Table of the Company."

         The Company made the above-described grants after a review of the exercise prices, numbers and dates of the awards of the stock options, tandem stock appreciation rights, and restricted stock already held by the Company's executives and other key employees. The Compensation Committee based its grants for 1998 in part upon the level of the executive or other key employee's responsibilities, experience and expertise and the degree to which such person is in a position to contribute to the achievement or advancement of the Company's financial and strategic objectives. Specifically, during 1998, the Compensation Committee granted to Mr. McPartland options in tandem with stock appreciation rights to purchase 250,000 shares of TCI Music Series A Common Stock.

CHIEF EXECUTIVE OFFICER COMPENSATION

         The executive compensation policy described above is applied in setting Mr. McPartland's compensation. Mr. McPartland generally participates in the same executive compensation plans and arrangements available to the other senior executives. Accordingly, his compensation consists of annual base salary and long-term equity-linked compensation in the form of stock options and SARs. The Compensation Committee's general approach in establishing Mr. McPartland's compensation is to be competitive with peer companies, but to have a large percentage of his target compensation based upon the long-term performance of TCI Music, as reflected in part by the market price of the TCI Music Series A Common Stock.

         Mr. McPartland's compensation for the year ended December 31, 1998 included $375,000 in base salary. Mr. McPartland's salary for 1998 was based on, among other factors, TCI Music's performance and the 1997 compensation of chief executive officers of comparable companies, although his compensation was not linked to any particular group of these companies.

         The award granted to Mr. McPartland is more fully described in "Executive Compensation -- Summary Compensation Table of the Company" and "Executive Compensation -- Option/SAR Grants Table of the Company."

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         Section 162(m) of the Internal Revenue Code (the "Code") and the U.S. Treasury regulations relating thereto restrict publicly traded companies from claiming or receiving a tax deduction on compensation paid to an executive officer in excess of $1 million, unless such compensation is performance based. As such, many companies with executive pay levels exceeding the $1 million limit have revised or amended current compensation programs to qualify the payments thereunder for deductibility. The Compensation Committee has not conformed the 1997 Plan to such 162(m) requirements.

OPTION/SAR REPRICING

         On November 30, 1998 the Compensation Committee met to consider repricing of options/SARs granted in 1997 and 1998 to certain officers and employees of the Company as a result of a significant decline in the market price of the shares of TCI Music Series A Common Stock after the expiration of the rights attached to such shares ("TCI Rights"). The Compensation Committee was concerned that the decline significantly reduced the incentive the outstanding options were intended to create. When the options were granted in July 1997, December 1997, May 1998 and July 1998, the TCI Music Series A Stock was then trading with a TCI Right granted by TCI in connection with the DMX Merger. Each TCI Right entitled the holder to require TCI to purchase from such holder one share of TCI Music Series A Stock for $8.00, payable at the election of TCI, in cash, a number of shares of TCI's Series A TCI Group Common Stock having an equivalent value, or a combination thereof, if during the one-year period beginning on July 11, 1997 the price of the TCI Music Series A Stock trading with associated TCI Rights did not equal or exceed $8.00 for a period of at least 20 consecutive trading days. The TCI Rights became exercisable from July 11, 1998 through August 13, 1998 and on August 14, 1998 TCI Music Series A Stock

                                     III-10

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



without TCI Rights commenced trading on the Nasdaq SmallCap Market.

         During the period the TCI Music Series A Stock was trading with a TCI Right, there was no public market for the TCI Music Series A Common Stock without attached TCI Rights and accordingly, there was no way to determine the value of the TCI Music Series A Stock without TCI Rights. After the TCI Rights expired in August, the high sale prices of TCI Music Series A Stock declined substantially from $7.125 on August 14, 1998 (the first trading day after the TCI Rights expired), to $4.50 on August 31, 1998, and $2.8125 by September 15, 1998. The Committee determined that repricing of the options/SARs would be corrective in nature to accurately and fairly reflect the fair market value of the TCI Music Series A Stock without TCI Rights and to provide the incentives for optionees that was intended when the options/SARs were granted. The Compensation Committee considered the market prices of the TCI Music Series A Stock since August 14, 1998 and the average market prices over various time frames and determined that a 60-day average was an appropriate measure to determine the new exercise price. The averages of the closing prices of a share of TCI Music Series A Stock over the 60 trading days ending November 27, 1998 was $3.85. Accordingly, the Compensation Committee determined to recommend to the Board that the options/SARs be repriced at $3.85.The Compensation Committee recommended to the Board that the options/SARs be repriced to become exercisable at $3.85 per share.

         On December 11, 1999, the TCI Board met and considered the Committee's recommendation. The Board agreed that repricing was appropriate to restore the incentives the grant of the options/SARs was intended to create. The Board considered the average market prices over various time frames and likewise determined that a 60-day average was an appropriate measure to determine the new exercise price. The Board then considered the average of the closing prices of a share of TCI Music Series A Common Stock over the 60 trading days ended December 10, 1998 ($3.90) and the 60 calendar days ended December 9, 1998 ($4.08) and determined that the option/SARs should be repriced at the average of such averages rounded up to the next cent, or $4.00. All other terms and conditions of the options, including grant date and vesting schedule, remained the same.

                                        COMPENSATION COMMITTEE

                                        Donne F. Fisher
                                        Peter M. Kern




       ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF TCI MUSIC

         The following table sets forth information with respect to the beneficial ownership of the common and preferred stock of TCI Music as of December 31, 1998 by: (i) each person who is known by TCI Music to be the beneficial owner of more than five percent of any class of the outstanding shares of the TCI Music Series A Common Stock, the TCI Music Series B Common Stock and the TCI Music Series A Convertible Preferred Stock; (ii) each director of TCI Music; (iii) the named executive officers; and (iv) all of TCI Music's directors and executive officers as a group. Shares issuable upon exercise or conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such convertible securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to TCI Music, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table. All information is taken from or based upon ownership filings made by such persons with

                                     III-11

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



the Securities and Exchange Commission ("SEC") or upon information provided by such persons to the Company. The address of the directors and named executive officers of TCI Music is 67 Irving Place North, Fourth Floor, New York, New York 10003.

                                                                                            As of December 31, 1998
                                                                                            -----------------------
                                                                                                                    Amount and
                                                                                                                     Nature of
    Name and Address of                                                       Beneficial         Percent of           Voting
     Beneficial Owner                        Title of Class                    Ownership         Class(1)            Power(1)
    -------------------                      --------------                   ----------         ----------          ---------
Liberty Media Corporation                    Series A Common                  11,704,470            62.0                98.2
9197 South Peoria Street                     Series B Common                  62,500,000(2)        100.0
Englewood, CO 80112                          Series  A Preferred                  84,242             5.6

Shaw Communications, Inc.                    Series A Common                   1,900,000(3)         10.1                  *
630 Third Avenue Suite 900                   Series B Common                        --               --
Calgary, Alberta                             Series A Preferred                     --               --
CANADA T2P 4L4

JR Shaw                                      Series A Common                   2,079,600(4)         11.0                  *
c/o  Shaw  Communications, Inc.              Series B Common                        --               --
                                             Series A Preferred                     --               --

H.F. Lenfest                                 Series A Common                        --               --                   *
c/o StarNet, Inc.                            Series B Common                        --               --
1332 Enterprise Drive Suite 200              Series A Preferred                  501,292(5)         31.0
West Chester, PA  19380

J. Patrick Michaels, Jr.                     Series A Common                        --               --                   *
c/o CEA Investors, Inc.                      Series B Common                        --               --
101 E. Kennedy   Blvd., Suite 3300           Series A Preferred                  321,379(6)         19.9
Tampa, FL 33602

Chris Blackwell                              Series A Common                        --               --                   *
c/o Island Trading Company                   Series B Common                        --               --
400 Lafayette Street                         Series A Preferred                  175,000(7)         10.8
New York, NY 10003

Louis Wolfson, III                           Series A Common                        --               --                   *
c/o Venture Corporation                      Series B Common                        --               --
9350 S. Dixie  Hwy., Suite 900               Series A Preferred                   96,651             6.0
Miami, FL 33156

Robert R. Bennett                            Series A Common                     100,000(8)           *                   *
                                             Series B Common                        --               --
                                             Series A Preferred                     --               --

Donne F. Fisher                              Series A Common                     833,334(9)          4.2                  *
                                             Series B Common                        --               --
                                             Series A Preferred                     --               --

Leo J. Hindery, Jr.                          Series A Common                     833,334(9)          4.2                  *
                                             Series B Common                        --               --
                                             Series A Preferred                     --               --

Peter M. Kern                                Series A Common                     833,334(9)          4.2                  *
                                             Series B Common                        --               --
                                             Series A Preferred                     --               --

David B. Koff                                Series A Common                     100,000(8)           *                   *
                                             Series B Common                        --               --
                                             Series A Preferred                     --               --

Lee Masters                                  Series A Common                        --               --                   *
                                             Series B Common                        --               --
                                             Series A Preferred                     --               --



                                     III-12

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)

                                                                                            As of December 31, 1998
                                                                                            -----------------------
                                                                                                                    Amount and
                                                                                                                     Nature of
    Name and Address of                                                       Beneficial         Percent of           Voting
     Beneficial Owner                        Title of Class                    Ownership         Class(1)            Power(1)
    -------------------                      --------------                   ----------         ----------          ---------
Alan R. McGlade                              Series A Common                     197,800(10)         1.0                 *
                                             Series B Common
                                             Series A Preferred

Thomas McPartland                            Series A Common                     663,471(11)         3.4                 *
                                             Series B Common                        --               --
                                             Series A Preferred                     --               --

Ralph J. Sorrentino                          Series A Common                     150,000(12)         *                   *
                                             Series B Common                        --               --
                                             Series A Preferred                     --               --

J C Sparkman                                 Series A Common                     137,500(13)         *                   *
                                             Series B Common                        --               --
                                             Series A Preferred                     --               --

Lon A. Troxel                                Series A Common                     200,000(14)         1.1                 *
                                             Series B Common                        --               --
                                             Series A Preferred                     --               --

All Directors and                            Series A Common                   4,048,773(15)         17.7                *
Executive Officers as a Group                Series B Common                        --               --
(11 Persons)                                 Series A Preferred                     --               --

 ------------
 *  Less than 1%

             (1) Based upon 18,876,867 shares of TCI Music Series A Common Stock, 62,500,000 shares of TCI Music Series B Common Stock and 1,617,574 shares of TCI Music Preferred Stock outstanding on December 31, 1998.
             (2) Effective July 1, 1997, TCI transferred 2,587,222 shares of TCI Music Series A Common Stock and 62,500,000 shares of Series B Common Stock (all the shares of TCI Music Series A Common Stock and TCI Music Series B Common Stock beneficially owned by TCI, excluding 1,514,766 shares of TCI Music Series A Common Stock indirectly owned by Liberty and 2,710,406 shares of TCI Music Series A Common Stock indirectly owned by a subsidiary of TCI, Tele-Communications International, Inc.) to Liberty. In exchange for the TCI Music Series A Common Stock and TCI Music Series B Common Stock acquired from TCI, Liberty
                  (i) agreed to reimburse TCI for all amounts paid by TCI to holders of TCI Rights to holders of TCI Music Series A Common Stock issued in connection with the DMX Merger to the extent that TCI Rights were exercised and (ii) issued a promissory note to TCI in the amount of $80,000,000. Of the total consideration, $21,000,000 was allocable to the TCI Music Series A Common Stock (with associated TCI Rights) acquired by Liberty. The note may be reduced by the value of shares of Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $.01 per share ("Liberty Group Series A Common Stock") or Tele-Communications, Inc. Series B Liberty Media Group Stock, par value $.01 per share ("Liberty Group Series B Stock") issued by TCI for the benefit of any TCI entity other than an entity within the Liberty Media Group. Liberty also may elect to pay $50,000,000 of that note by delivery of a Stock Appreciation Rights Agreement that will give TCI the right to receive 20% of the appreciation in value of Liberty's investment in TCI Music, to be determined as of July 11, 2002. The Stock Appreciation Rights Agreement will provide that TCI will receive at least $73,500,000 if Liberty's investment in TCI Music is to be valued on that date; if by mutual agreement of TCI and Liberty, such investment is to be valued (and payment made to TCI) before July 11, 2002, the minimum amount payable to TCI will be $50,000,000, plus an accretion to the agreed upon valuation date equal to 8% per annum, compounded annually.
             (3) Does not include 69,020 shares of TCI Music Series A Common Stock held by James R. Shaw Securities Limited, 32,145 shares of TCI Music Series A Common Stock held by Brasha Holdings Ltd., 29,670 shares of TCI Music Series A Common Stock held by Jay-Shaw Holdings Ltd., 32,145 shares of TCI Music Series A Common Stock held by Julmar Holdings Ltd., and 32,145 shares of TCI Music Series A Common Stock held by Shawana Estates Ltd., which entities are affiliates of Shaw. Shaw is a public company whose non-voting securities are listed on the Toronto Stock Exchange and the Alberta Stock Exchange. Mr. Shaw, members of his family and members of Leslie E. Shaw's (Mr. Shaw's brother) family hold directly and indirectly, a majority of the voting shares of Shaw and such shares are governed by the terms of a voting trust. Mr. Shaw and members of his family do not, directly or indirectly, hold a majority of the publicly traded non-voting shares of Shaw.

                                     III-13

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



             (4) Includes the following shares of TCI Music Series A Common Stock, of which Mr. Shaw disclaims beneficial ownership:
                  1,900,000 shares held by Shaw, 69,020 shares held by James R. Shaw Securities Limited, 32,145 shares held by Brasha Holdings Ltd., 29,670 shares held by Jay-Shaw Holdings Ltd., 32,145, shares held by Julmar Holdings Ltd., 32,145 shares held by Shawana Estates Ltd. Mr. Shaw holds a majority of the shares of Jay-Shaw Holdings Ltd., Brasha Holdings Ltd. and Shawana Estates Ltd. The remaining shares of each such entities, other than certain preferred shares held by Julmar Holdings Ltd., a corporation wholly owned by Mr. Shaw, are held by children of Mr. Shaw. Each of the children has reached the age of majority. Mr. Shaw holds 48% of the voting shares of James R. Shaw Securities Limited. The balance of voting shares are held by and for the benefit of Mr. Shaw's family members.
             (5) StarNet Interactive Entertainment, Inc., a Delaware corporation ("StarNet Interactive"), is a wholly owned subsidiary of StarNet, Inc. ("StarNet"), which is a wholly owned subsidiary of Lenfest Communications, Inc. ("LCI"). Suburban Cable TV Co. Inc. ("Suburban") is a wholly owned subsidiary of LCI. H.F. Lenfest (together with his children) and TCI each beneficially own 50% of the common stock of LCI. Mr. Lenfest is the sole director of StarNet and StarNet Interactive and President, Chief Executive Officer and a director of LCI. Through contractual arrangements among the stockholders of LCI, Mr. Lenfest has the exclusive right to control a majority of the Board of Directors of LCI and the management and business affairs of LCI, StarNet and StarNet Interactive. StarNet Interactive has sole voting power and sole dispositive power as to no shares and shared voting power and shared dispositive power as to 315,484 shares of TCI Music Preferred Stock. StarNet has sole voting power and sole dispositive power as to no shares and shared power and shared dispositive power as to 447,332 shares of TCI Music Preferred Stock. Suburban has sole voting power and sole dispositive power as to no shares and shared voting power and shared dispositive power as to 53,958 shares of TCI Music Preferred Stock. TCI has disclaimed beneficial ownership of the shares of TCI Music Preferred Stock beneficially owned by Mr. Lenfest, LCI, StarNet and StarNet Interactive (the "StarNet Group"). The StarNet Group has disclaimed beneficial ownership of the shares of capital stock of TCI Music beneficially owned by TCI.
             (6) Does not include 5,435 shares of TCI Music Preferred Stock held by CEA Investors, Inc. ("CEA Investors"), a Florida corporation, as to which Michaels disclaims beneficial ownership, except to the extent of his pecuniary interest therein. J. Patrick Michaels, Jr. ("Michaels") is the sole director and the President of CEA Investors. Michaels is the sole trustee of The J. Patrick Michaels, Jr. Family Trust, the sole stockholder of CEA Investors. Michaels has sole power to vote or direct the vote and to dispose or direct the disposition of 264,364 shares of TCI Music Preferred Stock.
             (7) Island Trading Company ("Island") is a wholly owned subsidiary of Island International Limited, the capital stock of which is held in trust by The Island Settlement, both of which have disclaimed beneficial ownership of the shares of TCI Music Preferred Stock beneficially owned by Island. Mr. Blackwell has shared voting power and shared dispositive power with respect to such shares.
             (8) Assumes the exercise in full of stock options to acquire 100,000 shares of TCI Music Series A Common Stock, 40,000 of which are currently exercisable.
             (9) Assumes the exercise in full of stock options to acquire 833,334 shares of TCI Music Series A Common Stock, 333,334 of which are currently exercisable.
             (10) Assumes the exercise in full of stock options to acquire
                  197,800 shares of TCI Music Series A Common Stock, 42,800 of which are currently exercisable.
             (11) Assumes the exercise in full of stock options to acquire
                  250,000 shares of TCI Music Series A Common Stock, none of which are currently exercisable.
             (12) Assumes the exercise in full of stock options to acquire
                  150,000 shares of TCI Music Series A Common Stock, none of which are currently exercisable.
             (13) Assumes the exercise in full of stock options to acquire
                  100,000 shares of TCI Music Series A Common Stock, 40,000 of which are currently exercisable.
             (14) Assumes the exercise in full of options to acquire 200,000 shares of TCI Music Series A Common Stock, 80,000 of which are currently exercisable.
             (15) Assumes the exercise in full of options held by such persons to acquire 3,597,802 shares of TCI Music Series A Common Stock, 1,242,799 of which are currently exercisable.

                                     III-14

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)


     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Liberty beneficially owns approximately 62.0% of the outstanding shares of TCI Music Series A Common Stock, 100% of the outstanding shares of TCI Music Series B Common Stock, and 5.2% of the outstanding shares of the TCI Music Preferred Stock, collectively representing 98.2% of the aggregate voting power related to the outstanding Voting Securities.

         DMX, a wholly owned subsidiary of the company, under an agreement with National Digital Television Center, Inc., an indirect wholly owned subsidiary of Liberty's corporate parent, AT&T ("NDTC"), has a capital lease to lease equipment at NDTC's studio and uplinking facility in Littleton, Colorado, with terms which extend to 2000 at an interest rate of 9.5%. DMX and the Box are is also obligated to NDTC under various operating leases for uplinking and satellite services.

         On December 10, 1996, DMX entered into a letter agreement with Sky Entertainment Services in Latin America ("Sky-LA") pursuant to which Sky-LA was granted the right to carry up to 40 DMX music formats on the Mexican, Brazilian, North South American and South American platforms of Sky-LA. Sky Entertainment Services is


                                     III-15

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



the brand name for the direct-to-home service offered by the strategic alliance formed by Organzacoes Globo, Brazil's leading entertainment group; Mexico's Grupo Televisa S.A.; The News Corporation Limited; and Tele-Communications International, Inc., a subsidiary of AT&T.

         Shaw Communications, Inc. ("Shaw") beneficially owns approximately 10.1% of the outstanding shares of TCI Music Series A Common Stock, which it acquired upon the consummation of the DMX Merger on July 11, 1997, in exchange for the shares of common stock of DMX it owned prior to the DMX Merger. JR Shaw, President and Chief Executive Officer of Shaw, was a director of DMX prior to the DMX Merger. Mr. Shaw beneficially owns 11.1% of TCI Music Series A Common Stock, which he acquired upon the consummation of the DMX Merger in exchange for the shares of common stock of DMX he beneficially owned prior to the DMX Merger. Mr. Sparkman, a former director of DMX and a director of TCI Music, is a director of Shaw. In addition, a subsidiary of Shaw and a subsidiary of DMX, 450714 B.C. Ltd., each own a 50% interest in DMX-Canada, Ltd. In March 1992, Shaw, the second largest cable operator in Canada, entered into a licensing and distribution agreement with DMX which grants to DMX-Canada Ltd. the exclusive license and right to distribute DMX's premium service in Canada, which was amended on November 1, 1994 by the Commercial License and Distribution Agreement and on April 14, 1997 by the Residential License and Distribution Agreement. Such licensing and distribution agreement, as amended, provides DMX with a monthly, per subscriber programming royalty for both residential and commercial distribution.

         During 1995, DMX and Shaw entered into a series of agreements to accomplish a reorganization by which Shaw could take full advantage of the Canadian tax losses incurred in Canada during the market development period and based on Shaw's commitment to fund such development costs. This was accomplished through the transfer of each company's respective equity interests and the formation of a new Canadian partnership (also referred to herein as "DMX-Canada"). DMX continues to hold an equity interest in the new partnership through its wholly owned subsidiary, a British Columbia corporation, 450714 B.C. Ltd. There was no impact from the reorganization on the operations of DMX-Canada, other than to accomplish the tax structure as outlined above. After Shaw recoups its initial funding, each company will share in the profits based on their respective equity interests.

         DMX-Canada and DMX are parties to an agreement to distribute DMX's digital music services (the "DMX Services") to the Canadian residential cable market. The service includes a total of 40 formats and is distributed through Shaw cable systems and their affiliates. DMX received license fees of approximately $183,000 for the fiscal year ended December 31, 1998 under this agreement.

         DMX-Canada also distributes the DMX Service to the commercial sector via direct broadcast satellite pursuant to a license agreement with DMX that grants DMX-Canada an exclusive license and right to distribute the DMX Service to commercial establishments in Canada. The license agreement expires March 31, 2012. DMX received total license fees of approximately $508,000 for the fiscal year ended December 31, 1998 under the agreement with DMX-Canada.

         On April 21, 1994, The Box entered into a Lease Agreement with Island, pursuant to which The Box leased from Island approximately 16,000 square feet of space for its principal executive offices. The Lease expires on January 15, 2002. Payment of rent commenced on July 15, 1995 at a base rental of $22.00 per square foot for the first year of the lease term, increasing to $39.00 per square foot for the seventh and final year of the lease term. The base rental rate does not include certain operating expenses to be borne by The Box for the entire term of the lease and capped for the first three years of the lease term. The Box has the right to renew the lease subject to the negotiation of a new rental rate, based upon the then-current market rate.

         The Box is a party to a program affiliation agreement with Satellite Services, Inc., a wholly owned subsidiary of TCI ("SSI"), pursuant to which The Box pays SSI affiliate fees.

         The Box is a party to a program affiliation agreements with Lenfest Communications, Inc., and Suburban Cable TV Co., Inc., companies controlled by H.F. Lenfest.

         Prior to being acquired by the Company, The Box loaned Mr. McGlade $100,000. In 1997, The Box agreed

                                     III-16

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



to forgive the loan but took no formal action to forgive the loan prior to The Box Merger. The Company forgave the loan in 1998.

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

         Amended Contribution Agreement. In connection with the DMX Merger, TCI Music and TCI entered into a Contribution Agreement dated July 11, 1997, pursuant to which TCI agreed to cause certain of its affiliates to assign and contribute to TCI Music the right to receive the revenue from sales of the DMX Service net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to DMX for a 10-year period beginning July 1, 1997, and to transfer certain equipment to DMX useful in DMX's business. In consideration of such agreement, in connection with the consummation of the DMX Merger, TCI Music delivered to TCI, as designee for certain TCI affiliates, 62,500,000 shares of TCI Music Series B Common Stock and a note in the principal amount of $40,000,000. Pursuant to the Agreement and Plan of Merger dated as of August 12, 1997 (the "Box Merger Agreement"), TCI Music and TCI entered into the Amended Contribution Agreement, as amended, effective as of July 1, 1997 (the "Amended TCI Contribution Agreement"), which provides, among other things, for TCI to deliver, or cause certain of its subsidiaries to deliver, in lieu of TCI's obligation to cause its affiliates to make contributions to TCI Music under the Amended TCI Contribution Agreement, to TCI Music payments aggregating $18 million, increased annually by the percentage increase, if any, in CPI for the prior year, for a term of 20 years. Payments made by TCI under the Contribution Agreement were approximately $20 million in fiscal 1998.

         Affiliation Agreement. In connection with the DMX Merger Agreement, effective as of July 1, 1997, DMX and SSI entered into an Affiliation Agreement (the "Affiliation Agreement") pursuant to which DMX granted to SSI and certain of its affiliates the non-exclusive right to distribute and subdistribute the DMX Service to commercial and residential customers for a 10-year period in exchange for licensing fees paid by SSI to DMX.

         Under the Affiliation Agreement, SSI will pay an annual fee to DMX of $8,500,000 for the initial three years, subject to adjustment annually (beginning July 1, 1998) by the percentage change in the CPI for the prior year and for changes in the number of subscribers as a result of divestiture or acquisition of cable systems. During the fourth through tenth years of the term of the Affiliation Agreement, the annual fee will be further adjusted on a monthly basis upward or downward, as the case may be, based on an increasing percentage of the increase or decrease in the actual number of subscribers above or below a specified number of residential and commercial subscribers, provided that such fees cannot be reduced below a specified minimum license fee, which minimum fee is decreased each year in years four through ten. During the fiscal year ended December 31, 1998, TCI Music recognized $8.5 million pursuant to the Affiliation Agreement. In addition, the Company received subscriber revenue from TCI of $3.2 million in connection with the distribution of the DMX Service through TCI.

         The Affiliation Agreement between DMX and SSI dated July 6, 1989 (the "Old Affiliation Agreement"), provides for distribution by SSI-affiliated cable systems of the DMX Service and the Superaudio service (a basic analog music service provided through a joint venture between DMX and an affiliate of Jones Intercable, Inc.). Although the Affiliation Agreement supersedes the Old Affiliation Agreement with respect to the DMX Service, the Old Affiliation Agreement remains in effect through May 7, 2000, with respect to the Superaudio service.

         TCI Rights. In connection with the DMX Merger, pursuant to a Rights Agreement dated July 11, 1997, by and among TCI Music, TCI and The Bank of New York, as rights agent, TCI issued one TCI Right with each share of TCI Music Series A Common Stock issued to DMX stockholders in connection with the DMX Merger. Each TCI Right


                                     III-17

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF TELE-COMMUNICATIONS, INC.)



entitled the holder to require TCI to purchase from such holder the related share of TCI Music Series A Common Stock for $8.00 per share (subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders) payable at the election of TCI in cash, a number of shares of TCI Group Series A Stock having an equivalent value or a combination thereof, if, during the one year period beginning July 11, 1997, the price of TCI Music Series A Common Stock (trading together with associated TCI Rights) did not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days. The TCI Rights became exercisable on July 11, 1998 through August 13, 1998. During the exercise period TCI Rights with respect to 7,602,483 shares of TCI Music Series A Common Stock were exercised and such shares were purchased by TCI for cash. All unexercised TCI Rights expired on August 13, 1998.

         TCI Loan. On February 6, 1997, the Company entered into a loan and security agreement with TCI which provided $3.5 million. The loan proceeds were used to purchase equipment and pay certain costs related to obtaining commercial customers. The loan was paid in full on March 2, 1998.

         Services Agreement. Pursuant to a Services Agreement between TCI and TCI Music (the "Services Agreement"), TCI provides services to TCI Music for administration and operation of the businesses of TCI Music and its subsidiaries as requested by TCI Music from time to time. These services can include: (i) tax reporting, financial reporting, payroll, employee benefit administration, workers' compensation administration, telephone, package delivery, management information systems, billing, lock box, remittance processing and risk management services, (ii) other services typically performed by TCI's accounting, finance, treasury, corporate, legal, tax, benefits, insurance, facilities, purchasing, and advanced information technology department personnel, (iii) use of telecommunications and data facilities and of systems and software developed, acquired or licensed by TCI from time to time for financial forecasting, budgeting and similar purposes, including without limitation any such software for use on personal computers, in any case to the extent available under copyright law or any applicable third-party contract,
(iv) technology support and consulting services and (v) such other management, supervisory, strategic planning and other services as TCI Music may from time to time request. Pursuant to the Services Agreement, TCI also provides TCI Music access to any volume discounts that may be available to TCI for the purchase of certain equipment. The Services Agreement also provides that TCI, for so long as TCI continues to beneficially own at least a majority of the voting power of the outstanding shares of the Voting Securities, will continue to provide, in the same manner and on the same basis as generally provided from time to time to other participating TCI subsidiaries, benefits and administrative services to TCI Music's employees. In this regard, TCI Music will be allocated that portion of TCI's compensation expense attributable to benefits extended to employees of TCI Music. Pursuant to the Services Agreement, TCI Music from time to time will reimburse TCI for all direct expenses incurred by TCI in providing such services and a pro rata share of all indirect expenses incurred by TCI in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for TCI Music, general overhead expenses and rental expense for any physical facilities of TCI utilized by TCI Music. In this regard, it is anticipated that TCI Music will, for the foreseeable future, share office space with, or sublease office space from, TCI. The Services Agreement will continue in effect until terminated by (i) TCI Music upon 60 days' prior written notice to TCI, (ii) TCI at any time after three years upon not less than six months' prior notice to TCI Music, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TCI Music, Inc. has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TCI MUSIC, INC.
                           (Registrant)

By:   /s/ Thomas McPartland                           Date:      April 30, 1999
      ---------------------
      Thomas McPartland
      President and Chief Executive Officer

                                     III-18