Form 10-Q
period 1999-03-31
TCI MUSIC INC
filed 1999-05-17
CIK 1040449

      As Filed with the Securities and Exchange Commission on May 17, 1999




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

Commission File No. 0-22815

                                 TCI MUSIC, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of Delaware                                 84-1380293
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   67 Irving Place North, 4th Floor
           New York,  NY                                    10003
---------------------------------------                  ----------
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

     The number of shares outstanding of the Registrant's Series A common stock and Series B Common Stock as of April 30, 1999 were 20,732,666 and 62,500,000, respectively.

PART I - FINANCIAL STATEMENTS

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                           Consolidated Balance Sheets
                             (amounts in thousands)



                                                            March 31,      December 31,
                                                              1999             1998
                                                          ------------    ------------
                                                          (unaudited)
                                        Assets
Current assets:
  Cash and cash equivalents                               $      5,699           5,860
  Trade receivables:
    Unaffiliated                                                12,310          12,187
    Related party (note 3)                                       2,081           2,185
    Allowance for doubtful accounts                             (1,076)           (877)
                                                          ------------    ------------
                                                                13,315          13,495

  Prepaid expenses and other current assets                      3,084           2,711
  Equipment inventory                                            4,108           5,557
                                                          ------------    ------------
           Total current assets                                 26,206          27,623
                                                          ------------    ------------

Net assets of discontinued operation (note 6)                      604             132

Property and equipment, at cost:
  Furniture and equipment                                       20,753          18,236
  Leasehold improvements                                         1,103             565
  Studio and other support equipment                            11,986          11,466
                                                          ------------    ------------
                                                                33,842          30,267
Less accumulated depreciation                                    8,584           6,671
                                                          ------------    ------------
                                                                25,258          23,596
                                                          ------------    ------------

Intangible assets                                              176,429         174,791

Less accumulated amortization                                   27,967          23,090
                                                          ------------    ------------
                                                               148,462         151,701
                                                          ------------    ------------
Other assets                                                     8,086           8,167
                                                          ------------    ------------

              Total Assets                                $    208,616         211,219
                                                          ============    ============




                                                                     (continued)

PART I - FINANCIAL STATEMENTS


                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                           Consolidated Balance Sheets
                             (amounts in thousands)


                                                                          March 31,     December 31,
                                                                            1999            1998
                                                                       -------------    -------------
                                                                        (unaudited)
                        Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                     $       2,191            4,648
  Accrued expenses                                                            13,950           13,397
  Accrued loss on disposal - DMX-Europe N.V                                    1,117            1,117
  Current portion of debt, including related party debt
  (notes 3 and 4)                                                              1,859            1,724
  Income tax payable, related party (note 3)                                     539            1,509
                                                                       -------------    -------------

                 Total current liabilities                                    19,656           22,395
                                                                       -------------    -------------

Other liabilities                                                              4,320            4,072
Related party debt (note 3)                                                    1,739              226
Debt (note 4)                                                                101,078           96,244
Negative investment in DMX-Europe N.V                                          9,058            9,058
                                                                       -------------    -------------


                 Total liabilities                                           135,851          131,995
                                                                       -------------    -------------

Redeemable convertible preferred stock, $.01 par value;
  Authorized 5,000,000 shares; Issued and outstanding
  1,616,574 shares in 1999 and 1,617,574 shares in 1998;
  36,240,000 and $36,347,000 liquidation preference and
  redemption value in 1999 and 1998, respectively                             34,679           34,322

Stockholders' equity (note 5):
Common stock, $.01 par value:
  Series A;
          Authorized 295,000,000 shares; Issued and outstanding
          18,879,867 shares in 1999 and 18,876,867 shares in 1998                189              189
  Series B;
          Authorized 200,000,000 shares;  Issued and outstanding
          62,500,000 shares in 1999 and 1998                                     625              625
Paid-in capital                                                               73,308           73,665
Accumulated deficit                                                          (35,957)         (29,578)
Accumulated other comprehensive earnings (losses)
     net of taxes                                                                (79)               1
                                                                       -------------    -------------

           Total stockholders' equity                                         38,086           44,902
                                                                       -------------    -------------
Commitments and contingencies (note 7)

           Total liabilities and stockholders' equity                  $     208,616          211,219
                                                                       =============    =============

  See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

          Consolidated Statements of Operations and Comprehensive Loss
                  (amounts in thousands, except per share data)


                                                                Three months ended
                                                                     March 31,
                                                               1999             1998
                                                           ------------    ------------
                                                            (unaudited)     (unaudited)


Revenue - unaffiliated                                     $     14,859          10,620
Revenue - related party (note 3)                                  7,732           7,808
                                                           ------------    ------------
                                                                 22,591          18,428
Operating expenses:
      Operating (note 3)                                          6,112           5,305
      Selling, general and administrative                        14,649          10,723
      Stock compensation (note 5)                                   138              42
      Depreciation and amortization                               6,837           5,218
                                                           ------------    ------------
                                                                 27,736          21,288
                                                           ------------    ------------

          Net operating loss                                     (5,145)         (2,860)

Other expense:
      Interest expense:
         Unaffiliated, net                                       (1,497)           (952)
         Related party (note 3)                                     (21)            (88)
                                                           ------------    ------------
                                                                 (1,518)         (1,040)

Other, net                                                         (157)           (111)
                                                           ------------    ------------

Loss from continuing operations before income taxes              (6,820)         (4,011)
Income tax benefit                                                  441              91
                                                           ------------    ------------

        Loss from continuing operations                          (6,379)         (3,920)
                                                           ------------    ------------

Loss from discontinued operations
     (net of income taxes of $280) (note 6)                          --            (507)
                                                           ------------    ------------

        Net loss                                           $     (6,379)         (4,427)


Accretion of redeemable convertible preferred stock        $       (378)           (374)
                                                           ------------    ------------

Net loss attributable to common stockholders               $     (6,757)         (4,801)
                                                           ============    ============

Basic and diluted loss from continuing operations per
    common share (note 5)                                  $      (0.08)          (0.05)
                                                           ============    ============
Basic and diluted loss attributable to common
    stockholders per common share (note 5)                 $      (0.08)          (0.06)
                                                           ============    ============
Weighted average number of common shares                         81,377          80,749
                                                           ============    ============

Comprehensive loss                                         $     (6,459)         (4,465)
                                                           ============    ============



See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                 Consolidated Statement of Stockholders' Equity
                             (amounts in thousands)




                                          Common stock                                   Accumulated other
                                      -------------------   Paid in    Accumulated     comprehensive losses,
                                      Series A   Series B   capital      deficit            net of taxes        Total
                                      --------   --------   -------    ------------    ---------------------    -----

Balance at January 1, 1999            $    189        625    73,665        (29,578)                 1          44,902

Conversion of preferred stock               --         --        21             --                 --              21


Accretion of redeemable
    convertible preferred stock             --         --      (378)            --                 --
                                                                                                                 (378)

Foreign currency translation
    adjustment                              --         --        --             --                (80)            (80)


Net loss                                    --         --        --         (6,379)                --          (6,379)
                                      --------   --------   -------    -----------          ---------          ------

Balance at March 31, 1999,
    (unaudited)                       $    189        625    73,308        (35,957)               (79)         38,086
                                      ========   ========   =======    ===========          =========          ======



See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                      Consolidated Statement of Cash Flows
                             (amounts in thousands)


                                                                           Three months ended
                                                                                March 31,
                                                                             1999         1998
                                                                         ----------    ----------
                                                                         (unaudited)   (unaudited)
Cash flows from operating activities:
   Net loss                                                              $   (6,379)       (4,427)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                           6,837         5,251
      Share of losses of affiliates                                             106           105
      Stock compensation                                                        138            42
      Intercompany current tax allocation                                      (226)         (488)
      Provision for doubtful accounts                                           354           180
      Deferred income tax expense (benefit)                                    (423)          117
   Changes in operating assets and liabilities, net of the effect of acquisitions:
      Trade receivables                                                        (146)         (881)
      Prepaid expenses and other current assets                               1,117        (1,881)
      Accounts payable, accrued expenses and other current
       liabilities                                                           (1,883)       (1,397)
      Net current assets of a discontinued operation                           (472)           --
                                                                         ----------    ----------

          Net cash used in operating activities                                (977)       (3,379)

Cash flows from investing activities:
    Cash paid for acquisitions                                               (1,082)      (10,113)
    Capital expended for property and equipment, net                         (3,608)       (2,486)
    Changes in other assets                                                     (68)         (146)
                                                                         ----------    ----------

          Net cash used in investing activities                              (4,758)      (12,745)

Cash flows from financing activities:
    Borrowing on note payable to bank                                         4,500        18,750
    Borrowing on note payable to a related party                              1,650            --
    Repayment of notes payable to bank and others                              (463)       (3,233)
    Repayment of principal and interest to related party                       (113)       (3,298)
                                                                         ----------    ----------

          Net cash provided by financing activities                           5,574        12,219
                                                                         ----------    ----------

          Net decrease in cash
               and cash equivalents                                            (161)       (3,905)

Cash and cash equivalents, beginning of period                                5,860         7,915
                                                                         ----------    ----------

Cash and cash equivalents, end of period                                 $    5,699         4,010
                                                                         ==========    ==========



 See accompanying notes to consolidated financial statements

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                  (unaudited)

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

         On March 9, 1999 AT&T acquired TCI in a merger (the "AT&T Merger"). In the AT&T Merger, (1) TCI became a wholly owned subsidiary of AT&T, (2) the businesses and assets of the Liberty Media Group and TCI Ventures Group were combined and (3) the holders of TCI's Liberty Media Group tracking stock and TCI Ventures Group tracking stock received in exchange for their shares a new class of tracking stock of AT&T intended to reflect the results of the combined Liberty Media Group and TCI Ventures Group. Following the AT&T Merger, AT&T's "Liberty Media Group" consists of the assets and businesses of TCI's Liberty Media Group and TCI Ventures Group. TCI Music is included in AT&T's "Liberty Media Group".

         TCI Music has three classes of stock outstanding at March 31, 1999, the TCI Music Series A Convertible Preferred Stock, $.01 par value per share ("TCI Music Preferred Stock"), TCI Music Series A Common Stock, $.01 par value per share ("TCI Music Series A Common Stock") and TCI Music Series B Common Stock. The TCI Music Series A Common Stock, the TCI Music Series B Common Stock, and the TCI Music Preferred Stock are collectively referred to as the "TCI Music Stock". Liberty Media Corporation ("Liberty") beneficially owns approximately 5.2% of the outstanding TCI Music Preferred Stock, 62% of the outstanding shares of TCI Music Series A Common Stock and 100% of the outstanding shares of TCI Music Series B Common Stock, which collectively represents approximately 86.4% of the outstanding shares of TCI Music Stock and 98.2% of the voting power of the outstanding shares of TCI Music Stock, in each case assuming conversion of the TCI Music Preferred Stock.

         TCI Music, through its subsidiaries and affiliates, is principally engaged in (i) programming, distributing and marketing digital and analog music delivered to homes and businesses, (ii) programming, distributing, and marketing digital and analog music videos and (iii) the creation, production, and distribution of music content via the internet.

         Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual report filed on Form 10-K for the year ended December 31, 1998.

         Reclassifications

         Certain reclassifications of prior period amounts have been made to conform to the current year's reporting format.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                  (unaudited)


         Derivative Financial Instruments

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after September 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures on net investments in foreign operations. As of March 31, 1999, the Company has not entered into any derivative contracts nor does it hold any derivative financial instruments.

(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $1,248,000 and $1,188,000 for the three months ended March 31, 1999 and 1998, respectively. Cash paid for taxes for the periods presented was not material.

         Significant non-cash investing and related financing activities for the three month periods ended March 31, are as follows (amounts in thousands):


                                                                 March 31,        March 31,
                                                                   1999            1998
                                                               ------------    ------------
Cash paid for acquisitions:
   Fair value of assets acquired                               $      1,998          15,137
   Net liabilities assumed                                               (6)         (1,123)
   Debt issued                                                         (910)           (775)
   Common stock issued in acquisitions                                   --          (3,126)
                                                               ------------    ------------

      Cash paid for acquisitions                               $      1,082          10,113
                                                               ============    ============

Accretion of redeemable convertible preferred stock            $        378             374
                                                               ============    ============


Conversion of preferred stock into common stock                $         21              --
                                                               ============    ============


Accretion of put option to purchase shares from a subsidiary   $         --           1,213
                                                               ============    ============



(3)      Related Party Transactions

         Pursuant to the Amended Contribution Agreement between TCI and TCI Music effective since July 1, 1997, TCI is required to deliver, or cause certain of its subsidiaries to deliver to TCI Music the annual payments, aggregating $18 million, adjusted annually through 2017 (the "Annual Payments"). During the three months ended March 31, 1999 and 1998, the Company recognized revenue from TCI of $4.9 million and $5.1 million, respectively, pursuant to the Amended Contribution Agreement. TCI charged TCI Music $435,000 and $565,000, during the three months ended March 31, 1999 and 1998, respectively, for certain services rendered in connection with the Annual TCI Payments. Such charges are included in operating expenses in the accompanying consolidated statements of operations and comprehensive losses.

         Pursuant to an affiliation agreement between Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of TCI, and the Company (the "SSI Affiliation Agreement"), effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute DMX services to commercial and residential customers for a 10-year period in exchange for licensing fees paid by SSI to the Company. Under the SSI Affiliation Agreement, SSI will pay an annual fee to the Company of $8.5 million subject to annual adjustments. During the three months ended March 31, 1999 and 1998, the Company recognized revenue of $2.1 million for each period, pursuant to the SSI Affiliation Agreement. In addition, the Company received subscriber revenues from TCI of $672,000 and $618,000, during the three months

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                  (unaudited)



         ended March 31, 1999 and 1998, respectively, in connection with the distribution of DMX services through TCI's digital business.

         On March 19, 1999, the company signed a promissory note with Liberty allowing the company to draw funds from time to time up to a total of $15 million. The promissory note is due on or before June 30, 2006 with interest at 9.5% per annum, payable quarterly starting March 31, 1999. At March 31, 1999, the company had drawn funds amounting to $1,650,000 and had recorded this borrowing as long term related party debt in the consolidated balance sheet.

         Also, the company has an outstanding debt obligation of $572,000 to National Digital Television Center, Inc. (NDTC), a subsidiary of TCI. Such obligation extends through the year 2000 and bears interest at 9.5%. At March 31, 1999, $483,000 is reflected as current and the balance of $89,000 is reflected as part of the long term related party debt in the consolidated balance sheet.

         The Company leases certain office space, uplinking and satellite services from NDTC. Total expenses under such lease agreements were $1.6 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively. Such expenses are included in operating expenses.

         TCI Music is included in the consolidated federal income tax return of TCI up to February 28, 1999 and will be included with AT&T's starting March 1, 1999, as a result of the AT&T Merger. Income tax expense or benefit for TCI Music is based on those items in the consolidated calculation applicable to TCI Music. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among the subsidiaries of AT&T in relation to their respective amounts of taxable earnings or losses.

(4)      Debt

         On December 30, 1997 the Company entered into a revolving loan agreement (the "Revolving Loan Agreement") with several banks, which provides for borrowings up to $100 million. Interest on borrowings under the agreement is tied to London Interbank Offered Rate ("LIBOR"), plus an applicable margin dependent upon the Company's leverage ratio, (as defined in the Revolving Loan Agreement), for the preceding quarter or at the bank's base rate. The Revolving Loan Agreement matures on June 30, 2005 with principal reductions beginning semi-annually on June 30, 2000 based on a scheduled percentage of the total commitment. A commitment fee is charged on the unborrowed portion of the Revolving Loan Agreement commitment, $464,000 as of March 31, 1999, ranging from .25% to .375% based upon the leverage ratio for the preceding quarter. Included in accrued liabilities are $892,000 and $535,000 at March 31, 1999 and December 31, 1998, respectively, of accrued interest on the revolving loan. The outstanding amounts of borrowings as at March 31, 1999 and December 31, 1998 were $99,536,000 and $95,036,000 respectively.

         The Company assumed debt and issued notes payable to former owners in connection with acquisitions made in 1998 and during the three months ended March 31, 1999. The notes bearing interest range from 5% to the Prime Rate and have a total balance of $2,918,000, of which $1,375,000 is classified as current in the accompanying consolidated balance sheet as of March 31, 1999.

         The fair market value of TCI Music's debt approximated its carrying value at March 31, 1999.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                  (unaudited)



(5)      Stockholders' Equity

         Stock Options and Stock Appreciation Rights

         Estimates of the compensation relating to options and/or stock appreciation rights granted to employees of TCI Music and members of the Board have been recorded in the accompanying financial statements, but are subject to future adjustment based upon vesting and the market value of TCI Music Series A Common Stock and, ultimately, on the final determination of market value when the rights are exercised. The payable arising from the compensation related to the options and/or stock appreciation rights is included in other liabilities.

         Capital Stock

         The Company has the authority to issue 500 million shares of capital stock consisting of (i) 295 million shares of TCI Music Series A Common Stock; (ii) 200 million shares of TCI Music Series B Common Stock; and
         (iii) 5 million shares of TCI Music Preferred Stock. The TCI Music Series A Common Stock and TCI Music Series B Common Stock are identical except for voting and conversion rights. Each share of TCI Music Series A Common Stock entitles the holder to one vote and each share of TCI Music Series B Common Stock entitles the holder to ten votes, on each matter submitted to stockholders for a vote. Each share of TCI Music Series B Common Stock is convertible, at the option of the holder, at any time into one share of TCI Music Series A Common Stock. The TCI Music Series A Common Stock is not convertible into TCI Music Series B Common Stock. The TCI Music Preferred Stock may be converted by the holder at any time in whole or in part into shares of TCI Music Series A Common Stock at the conversion rate of three shares of TCI Music Series A Common Stock for each share of TCI Music Preferred Stock. Each share of TCI Music Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of TCI Music Series A Common Stock and the number of votes is equal to the number of shares of TCI Music Series A Common Stock into which such shares are convertible as of the record date in the matters to be voted upon.

         Loss Per Common and Potential Common Share

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

         The basic and diluted loss attributable to TCI Music common stockholders per common share for the three months ended March 31, 1999 were computed by dividing the net loss, including accretion of the redeemable preferred stock of $378,000 and $374,000 for the three months ended March 31,1999 and 1998, respectively, by the weighted average number of common shares outstanding during such periods. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         At March 31, 1999, there were 10.4 million potential common shares, consisting of director and employee stock options and shares of TCI Music Series A common stock issuable upon conversion of shares of TCI Music Preferred Stock that could potentially dilute future EPS calculations in periods of net income. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by TCI Music upon exercise of the director and employee stock options.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                  (unaudited)


(6)      Discontinuance of Paradigm Associated Labels

         On December 21, 1998 the management of TCI Music decided to discontinue the operations and sell the assets of Paradigm Associated Labels ("PAL"), which was a separate operating entity acquired in the Paradigm Merger. The Company executed a letter of intent with a purchaser for the purchaser to acquire all the assets of PAL in exchange for assumption of all operating liabilities starting March 1, 1999. The disposal of PAL was accounted for as a discontinued operation in 1998 and accordingly the operating results of PAL for the three months ended March 31, 1998 have been reclassified as a discontinued operation in the consolidated statement of operations and comprehensive losses to conform with the current period reporting format. The remaining assets of PAL after giving effect to its disposal are shown as "net assets of discontinued operation" in the consolidated balance sheet as summarized below:


                                                   March 31,        December 31,
                                                     1999               1998
                                                ---------------    ---------------

Income tax receivable, related party            $         1,130              1,130
Accounts payable and accrued expenses           $          (526)              (998)
                                                ---------------    ---------------
Net assets                                      $           604                132
                                                ===============    ===============



(7)      Commitments and Contingencies

         Parent Guarantees

         The Company has guaranteed certain contracts of DMX-E related to DMX-E's uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against the Company under the guarantees. The Company has also guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation GmbH ("Selco"), and the related side letter agreement (the "Selco Agreement"). The Company cannot estimate the amount of any potential claims at this time under such guarantee. However, the Company has received a letter from counsel for Selco requesting that the Company make a proposal to settle claims alleged by Selco for damages in the amount of approximately $2.5 million with respect to a guarantee by the Company of obligations of DMX-E under the Selco Agreement. Selco's counsel has indicated that Selco intends to initiate formal legal proceedings if DMX does not offer a settlement proposal. On February 8, 1999 the Company received a letter and proposed complaint from Selco, indicating that if the Company did not make a settlement offer, Selco would file the proposed complaint. On April 8, 1999 the Company made Selco a settlement offer in the amount of $250,000. Selco has not responded to the settlement offer. The Company has accrued certain amounts based on the facts available as of the date of this Form 10-Q. Not withstanding the forgoing settlement offer, no assurance can be given that Selco will not continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether the Company will be held liable for any material amount.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                  (unaudited)


         Legal Actions

         On September 8, 1996, a purported class action lawsuit entitled Brickell Partners v. Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman, Bhaskar Menon, DMX Inc., and Tele-Communications, Inc. (Civil Action No. 15206) was filed in the Delaware Chancery Court alleging, among other things, that the proposed acquisition of DMX by TCI was wrongful, unfair and harmful to DMX's public stockholders and seeking to enjoin the consummation of the Merger. This case has been dismissed.

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

         On or about December 8, 1998, Broadcast Music, Inc. ("BMI") initiated an action against the Company and others in the United States District Court for the Southern District of New York. The action is being brought by BMI for a determination of a reasonable license fee for the right to use music in the BMI repertory. The parties are currently beginning the discovery process and will be submitting briefs to determine the issues in the case.

         From time to time the Company may be a party to legal actions arising in the ordinary course of business, including claims by former employees. In the opinion of the Company's management, after consultation with counsel, disposition of such matters are not expected to have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

(8)      Information about the Company's segments

         TCI Music has three reportable business segments from its continuing operations: "Audio", which represents the operations of DMX, a segment engaged in programming, distributing and marketing a digital music service delivered to homes and businesses via cable or satellite; "Video", which represents the operations of The Box, a segment engaged in programming, distributing and marketing a television music programming service delivered through satellite and low power TV signals; and "Internet", which represents the operations of SonicNet, which is engaged in creating, distributing and marketing interactive music programming, products and services via the internet.

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                  (unaudited)



                                                               Audio          Video         Internet           Total
                                                               -----          -----         --------           -----
Three months ended March 31, 1999
---------------------------------
Revenues                                                  $     15,725          6,270             596          22,591

Income (loss) from continuing operations before
      income taxes                                        $        373         (3,886)         (3,307)         (6,820)

Expenditures for segment assets                           $      4,332          1,004             664           6,000

March 31, 1999
--------------

Segment assets                                            $    171,678         28,247           8,087         208,012

Three months ended March 31, 1998
---------------------------------

Revenues                                                  $     12,750          5,338             340          18,428

Income (loss) from continuing operations before
   income taxes                                           $        415         (2,586)         (1,840)         (4,011)

Expenditures for segment assets                           $     16,087          1,100              44          17,231

December 31, 1998
-----------------

Segment assets                                            $    163,614         33,218          14,255         211,087


A reconciliation of reportable segment assets to the Company's consolidated assets is as follows (amounts in thousands):


                                                   March 31,      December 31,
                                                     1999            1998
                                                -------------   -------------

Total assets for reportable segments            $     208,012         211,087

Assets of discontinued operations                         604             132
                                                -------------   -------------

                                                $     208,616         211,219
                                                =============   =============

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                  (unaudited)


(9)      Subsequent event

         On April 6, 1999, the company received a proposal from Liberty to enter into a transaction, in which Liberty would contribute substantially all of its Internet and interactive television assets, including those held by its wholly owned subsidiary, Liberty Digital, Inc. to the Company in exchange for newly issued shares of TCI Music Series B Common Stock. The assets proposed to be contributed include equity investments in various internet companies as well as Liberty's rights with respect to channel capacity on AT&T's cable systems for the processing of interactive video services under an agreement entered into in connection with the AT&T Merger. The Company would assume approximately $50 million in debt related to the contributed assets.

         As part of the proposal, Liberty also proposes to loan up to $50 million to the Company pursuant to a convertible note on terms to be mutually agreed upon and any debt currently owed by the Company to Liberty also would be exchanged for convertible debt on the same terms.

         Following the transaction, the company would change its name to Liberty Digital, Inc. The proposal states that subject to mutually agreeable terms and conditions, Liberty will agree that the Company will be its primary vehicle for investing in and developing Internet and other interactive media businesses.

         Under the proposal, 128,755,360 shares of TCI Music Series B Common Stock would be issued to Liberty, thereby causing Liberty's interest in the Company to increase from approximately 86% to 94% of the outstanding shares of TCI Music Stock.

         Liberty and TCI Music are in the process of negotiating a definitive agreement with respect to the proposed transaction.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))


Management's Discussion and Analysis of
  Financial Condition and Results of Operations

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company and should be read in conjunction with the accompanying consolidated financial statements and notes thereto of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in Part IV of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company has interests or operations; uncertainties inherent in new business strategies; uncertainties inherent in the changeover to year 2000, including the Company's projected state of readiness, the projected cost of remediation, the expected date of completion of each program or phase, the projected worst case scenarios; and the expected contingency plans associated with such worst case scenarios; new product launches and development plans; rapid technological changes; development and provisions of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations; changes in the nature of key strategic relationships with partners and joint venturers; and competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Any statement contained within Management's Discussion and Analysis of Financial Condition and Results of Operations related to year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Year 2000

During the three months ended March 31, 1999, TCI Music, in conjunction with AT&T, continued its enterprise-wide comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. AT&T's year 2000 remediation efforts include an assessment of TCI Music's most critical systems, equipment, and facilities. AT&T also continued its effort to verify the year 2000 readiness of TCI Music's significant suppliers and vendors and continued to communicate with significant business partners to assess such partners year 2000 status.

AT&T has a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on TCI Music's year 2000 remediation efforts. The PMO has defined a four-phase approach to determining the year 2000 readiness of TCI Music's systems, software and equipment. Such approach is expected to provide a detailed method for tracking the evaluation, repair and testing of TCI Music's critical systems,

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))



software and equipment. Phase 1, Assessment, involves the inventory of all critical systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant critical equipment and systems. Phase 3, Testing involves testing TCI Music's critical systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCI Music. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

At March 31, 1999, TCI Music's overall progress by phase was as follows:


          Phase                               Percentage of Year 2000 Projects                 Expected Completion Date
                                              --------------------------------                 ------------------------
                                                     Completed by Phase*                       All Year 2000 Projects
                                                     -------------------                       ----------------------

          Phase 1-Assessment                                     100%                                      n/a
          Phase 2-Remediation                                     68%                                    May 1999
          Phase 3-Testing                                         52%                                    June 1999
          Phase 4-Implementation                                  44%                                    July 1999


---------------------

         *Number of Year 2000 projects completed in each phase as a percentage of the total number of Year 2000 projects.

The completion dates set forth above are based on TCI Music's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

TCI Music is completing an inventory of critical systems with embedded technologies that impact it's operations and is currently determining the correct remediation approach. The embedded technology assessments were completed at the end of April 1999.

During the three months ended March 31, 1999, AT&T continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to TCI Music's operations. The year 2000 readiness of such providers is critical to continued provision of TCI Music's services. AT&T has received information that critical systems, services or products supplied to TCI Music by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999.

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

Year 2000 expenses and capital expenditures incurred during the three months ended March 31, 1999 were immaterial. Management of TCI Music currently estimates the total cost associated with TCI Music's year 2000 remediation efforts to be not less than $530,000 (including TCI Music's pro rata share of the $33 million cost for replacement of noncompliant information technology ("IT") systems). Although no assurances can be given, management currently expects that (i) cash flow from operations will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with TCI Music's year 2000 program will not be material to TCI Music's financial position, results of operations or cash flows.

AT&T is a widely distributed enterprise in which allocation of certain resources, including IT support is decentralized. Accordingly, neither AT&T nor TCI Music consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))


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

In the event that the local public utility cannot supply power, TCI Music expects to supply power for a limited time to its Denver and Miami studio through backup generators.

The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by TCI Music due to the numerous uncertainties and variables associated with such scenarios.

TCI Music does not presently anticipate that there will be material losses from any claims of breach of contract due to year 2000 issues.

Summary of Operations

TCI Music has three reportable segments from its continuing operations: "Audio" which represents the operations of DMX, which is engaged in programming, distributing and marketing a digital music service delivered to homes and businesses; "Video", which represents the operations of The Box, which is principally engaged in programming, distributing and marketing a television programming service under the name The Box Music Network; and "Internet", which represents the operations of SonicNet, which is principally engaged in creating, distributing and marketing interactive music programming, products and services through the internet.

A principal amount of the Audio segment revenues are derived from certain payments made by TCI under a Contribution Agreement, as amended, between TCI and the Company (the "Amended Contribution Agreement"). Pursuant to the Amended Contribution Agreement, TCI is required to deliver, or cause certain of its subsidiaries to deliver to the Company monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual TCI Payments"). The adjusted payments for the three months ended March 31, 1999 was $4.9 million. The Annual TCI Payments represent the revenue received by TCI affiliates from sales of DMX services net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to the Company.

Revenue

Total revenue, increased $4.2 million for the three months ended March 31, 1999, a 23% increase over the corresponding period in the prior year. Of the increase, $3.0 million or 72% is attributable to the Audio segment; $932,000 or 23% is attributable to the Video segment; and $256,000 or 6% is attributable to the Internet segment. Total revenues derived from the Audio segment increased $3.0 million or 23%. This growth is primarily due to increased subscriber revenue and equipment sales as a result of continued growth in DMX's residential and commercial subscriber bases. Total revenues

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))


derived from the Video segment increased $932,000 or 18%. This increase was due to The Box viewer revenue increasing by $673,000 or 28% as a result of increased distribution in domestic and international households, as well as an increase of $259,000 or 9% in national advertising revenue. Also Internet segment advertising revenue increased $256,000 or 75% as SonicNet increased its base of advertising clients.

Operating Expenses

Operating expenses increased $807,000 or 15% for the three months ended March 31, 1999 as compared to the corresponding period in the prior year. The increase is attributable to higher Video segment operating expenses. In order to expand its national penetration of cable subscribers, The Box made higher affiliation fee payments to major cable companies. The Audio segment had slightly lower operating expenses as a decrease in satellite expenses offset increased costs relating to music rights and royalties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.9 million or 37% for the three months ended March 31, 1999 compared to the corresponding period in the prior year. Of the increase, $2.1 million or 54% is attributable to the Audio segment; $895,000 or 23% is attributable to the Video segment; and $896,000 or 23% is attributable to the Internet segment. Selling, general and administrative expenses incurred by the Audio segment increased $2.1 million or 44% as a result of increased personnel, occupancy and promotional expenses associated with DMX's growth in subscriber revenues and expenses related to the 1998 expansion of its commercial business in eight new markets. Selling, general and administrative expenses in the Video segment increased $895,000 or 20% as a result of increased personnel, advertising commissions and tradeshows at The Box. These costs are necessary in order to support the growth of The Box distribution and advertising revenues. Selling, general and administrative expenses increased $896,000 or 61% for the Internet segment as SonicNet continued the development of its music related Internet projects and of its websites.

Stock Compensation

As a result of recent increases in the trading price of the TCI Music Series A Common Stock during the month of April 1999, the average price of TCI Music Common A shares increased to $40.70 per share. As a result of this price increase, as at April 30, 1999, there were 164,130 options exercised at a weighted average price of $46.20 per share and there were 1,444,488 options that were vested and exercisable. The excess of the current market price over the exercise price of the stock options (ranging from $4.00 to $6.50 per share) which were exercised and the assumed conversion of the vested options will be recorded as stock compensation expense. Such expense is expected to be significant in the second quarter of 1999.

Depreciation and Amortization

Depreciation and amortization expense increased $1.6 million for the three months ended March 31, 1999 when compared to the corresponding period in the prior year. Such increase is primarily attributable to an increase in the balance of property and equipment and intangibles resulting from the mergers with DMX, The Box and Paradigm in 1997 and acquisitions made by DMX during 1998 and during the three months ending March 31, 1999.

Interest Expense

For the three months ended March 31, 1999 and 1998, the Company recorded interest expense and financing costs of $1.5 million and $952,000 respectively. At March 31, 1999 the Company had outstanding borrowings from unrelated parties of $102,454,000 under variable-rate debt agreements.

TCI Music's interest expense on borrowings from related parties for the three months ended March 31, 1999 and 1998 were insignificant.

Loss from Operations of Discontinued Operation

Paradigm Associated Labels (PAL) was acquired as part of the Paradigm Merger on December 31, 1997. PAL was a non-core operating unit devoted to the development of new artist recorded music releases.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))


In December 1998, as a result of changes in market conditions affecting the viability of small record labels, management decided to discontinue the PAL operations and focus the Company's operations on the delivery of music and music entertainment services primarily through internet, cable and satellite channels. As a result thereof, the Company recorded the operating losses, asset writeoffs, and accrual for potential losses arising from its disposal, as loss from discontinued operation in 1998. Accordingly, for the three months ended March 31, 1998, the net operating loss of PAL of $507,000, net of tax benefits of $280,000, was reclassified as loss from discontinued operation in the consolidated statement of operations and comprehensive losses to conform with the same format as the current period.

Liquidity and Capital Resources

During the three months ended March 31, 1999, the Company's financing activities provided funds of $5.6 million, which were used for its operating and investing activities. Of the $5.6 million, $1.0 million was used for operating activities and $4.8 million was used for new business acquisitions and purchases of property and equipment, resulting in a net decrease in cash of $161,000.

As described in note 4 to the accompanying consolidated financial statements, the company entered into a revolving loan agreement, which provides borrowings of up to $100 million. At March 31, 1999, TCI Music had approximately $500,000 available under the revolving loan agreement.

On March 19, 1999 the Company signed a promissory note with Liberty, allowing the Company to draw funds from time to time up to a total of $15 million. At March 31, 1999, the Company had drawn funds of $1,650,000 against the promissory note.

TCI Music believes that net cash provided by operating activities (including the Annual TCI Payments) and available capacity pursuant to the revolving loan agreement and the promissory note will provide adequate sources of liquidity for this year and intermediate future. As previously described, TCI Music is entitled to receive the Annual TCI Payments through 2017.

Contingencies

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

For additional information concerning other commitments and contingencies of the company, see note 7 to the consolidated financial statements.

Termination of Primestar agreement

On April 28, 1999, the Company's distribution agreement with Primestar, a Direct Broadcast via Satellite (DBS) distributor of packaged programming to the residential market was terminated due to the acquisition of Primestar by Hughes Electronics Corp. As a result, Primestar subscribers will no longer receive the DMX music service after April 28, 1999. For the three months ended March 31, 1999, gross revenues from Primestar amounted to $1,034,000. Currently, the DMX music service is not included in any programming of any other DBS Television programming distributor in the United States.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

PART II - OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.

         (a)  Exhibits -

              27     TCI Music, Inc. Financial Data Schedule

         (b)  Reports on Form 8-K filed during the quarter ended March 31, 1999:

              None.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TCI MUSIC, INC.





Date:    May 17, 1999               By:  /s/ Thomas McPartland
                                         ---------------------------------------
                                               Thomas McPartland
                                                 President and
                                             Chief Executive Officer



Date:    May 17, 1999               By:  /s/ Ralph J. Sorrentino
                                         ---------------------------------------
                                              Ralph J. Sorrentino
                                          Executive Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27                 Financial Data Schedule