Form 10-Q
period 1999-06-30
TCI MUSIC INC
filed 1999-08-16
CIK 1040449

    As Filed with the Securities and Exchange Commission on August 16, 1999




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

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

         The number of shares outstanding of the Registrant's Series A common stock and Series B Common Stock as of July 31, 1999 were 24,112,615 and 62,500,000, respectively.

PART I - FINANCIAL STATEMENTS

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                          Consolidated Balance Sheets
                             (amounts in thousands)


                                                          June 30,         December 31,
                                                            1999              1998
                                                         ---------          ---------
                       Assets
Current assets:
  Cash and cash equivalents                              $   7,805              5,467
  Trade receivables:
    Unaffiliated                                             5,710              6,440
    Related party (note 4)                                   2,636              2,185
    Allowance for doubtful accounts                         (1,149)              (818)
                                                         ---------          ---------
                                                             7,197              7,807

  Income tax receivable - related party (note 4)            70,609               --

  Prepaid expenses and other current assets                  2,585              1,811

  Equipment inventory                                        4,390              5,556
                                                         ---------          ---------

           Total current assets                             92,586             20,641

Net assets of discontinued operation (note 3)               75,500             69,908

Property and equipment, at cost:
  Furniture and equipment                                   16,649             12,830
  Leasehold improvements                                       237                 95
  Studio and other support equipment                         3,690              3,285
                                                         ---------          ---------
                                                            20,576             16,210
Less accumulated depreciation                                5,655              3,523
                                                         ---------          ---------
                                                            14,921             12,687

Intangible assets                                          122,306            118,519
Less accumulated amortization                              (22,625)           (16,487)
                                                         ---------          ---------
                                                            99,681            102,032

Deferred income taxes                                       18,722               --

Other assets, net of accumulated amortization                1,194              1,054
                                                         ---------          ---------

              Total assets                               $ 302,604            206,322
                                                         =========          =========


                                                                    (continued)

PART I - FINANCIAL STATEMENTS


                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                          Consolidated Balance Sheets
                             (amounts in thousands)

                                                                                      June 30,         December 31,
                                                                                        1999               1998
                                                                                     ---------          ---------
                 Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
  Accounts payable and accrued expenses                                              $  13,001              9,770
  Accrued loss on disposal - DMX-Europe N.V.                                             1,117              1,117
  Current portion of debt, including related party debt (notes 4 and 5)                  1,505              1,723
  Income tax payable, related party (note 4)                                              --                5,831
  Stock appreciation rights payable, current (note 6)                                  196,015                797
                                                                                     ---------          ---------

                 Total current liabilities                                             211,638             19,238


Related party debt (note 4)                                                              5,357                226
Debt (note 5)                                                                          102,606             96,244
Negative investment in DMX-Europe N.V.                                                   9,058              9,058
Other liabilities                                                                        1,871              2,332
Stock appreciation rights payable, long term (note 6)                                   49,857               --
                                                                                     ---------          ---------

                 Total liabilities                                                     380,387            127,098
                                                                                     ---------          ---------

Redeemable convertible preferred stock, $.01 par value; Authorized 5,000,000
           shares; 1,617,574 shares outstanding in 1998 (note 2)                          --               34,322

Stockholders' equity (deficiency) (note 2):
Common stock, $.01 par value:
   Series A;
          Authorized 295,000,000 shares; Issued and outstanding
          24,061,232 shares in 1999 and 18,876,867 shares in 1998                          241                189
   Series B;
          Authorized 200,000,000 shares;  Issued and outstanding
          62,500,000 shares in 1999 and 1998                                               625                625
Paid-in capital                                                                        121,282             73,665
Accumulated deficit                                                                   (199,812)           (29,578)
Accumulated other comprehensive earnings (losses),
     net of taxes                                                                         (119)                 1
                                                                                     ---------          ---------

           Total stockholders' equity (deficiency)                                     (77,783)            44,902
                                                                                     ---------          ---------

Commitments and contingencies (note 10)

           Total liabilities and stockholders' equity (deficiency)                   $ 302,604            206,322
                                                                                     =========          =========

See accompanying notes to consolidated financial statements.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

          Consolidated Statements of Operations and Comprehensive Loss
                 (amounts in thousands, except per share data)

                                                     Three months ended             Six months ended
                                                           June30,                      June 30,
                                                     1999           1998           1999           1998
                                                  ---------      ---------      ---------      ---------
Revenue
      Unaffiliated                                $   7,616          6,219         15,608         11,159
      Related party (note 4)                          7,587          8,271         15,320         16,080
      Other revenue                                   2,800           --            2,800           --
                                                  ---------      ---------      ---------      ---------
                                                     18,003         14,490         33,728         27,239
Operating expenses:
      Operating (note 4)                              3,606          3,292          6,854          6,585
      Selling, general and administrative             7,852          6,340         14,857         11,210
      Stock compensation (note 6)                   243,921            199        244,059            241
      Writedown of inventories                         --            1,102           --            1,102
      Depreciation and amortization                   4,398          3,344          8,335          6,408
                                                  ---------      ---------      ---------      ---------
                                                    259,777         14,277        274,105         25,546
                                                  ---------      ---------      ---------      ---------

          Net operating income (loss)              (241,774)           213       (240,377)         1,693

Other expense:
      Interest expense:
         Unaffiliated, net                           (1,573)        (1,259)        (3,120)        (2,281)
         Related party (note 4)                         (84)           (22)          (105)          (109)
                                                  ---------      ---------      ---------      ---------

                                                     (1,657)        (1,281)        (3,225)        (2,390)
         Other, net                                      68             15             59             47
                                                  ---------      ---------      ---------      ---------

Loss from continuing operations before
          income taxes                             (243,363)        (1,053)      (243,543)          (650)
Income tax benefit (expense) (note 4)                93,777           (494)        92,912         (1,431)
                                                  ---------      ---------      ---------      ---------

        Loss from continuing operations            (149,586)        (1,547)      (150,631)        (2,081)
                                                  ---------      ---------      ---------      ---------

Loss from discontinued operations
     (net of income tax benefit) (note 3)           (14,269)        (4,501)       (19,603)        (8,393)
                                                  ---------      ---------      ---------      ---------
        Net loss                                  $(163,855)        (6,048)      (170,234)       (10,474)

Accretion of redeemable convertible
       preferred stock                            $    (231)          (374)          (609)          (748)
                                                  ---------      ---------      ---------      ---------

Net loss attributable to common stockholders      $(164,086)        (6,422)      (170,843)       (11,222)
                                                  =========      =========      =========      =========

Basic and diluted loss from continuing
       operations per common share (note 7)       $   (1.81)         (0.02)         (1.84)         (0.03)
                                                  =========      =========      =========      =========

Basic and diluted loss attributable to common
    stockholders per common share (note 7)        $   (1.98)         (0.08)         (2.08)         (0.14)
                                                  =========      =========      =========      =========

Weighted average number of common shares             82,766         80,981         82,075         80,981
                                                  =========      =========      =========      =========

Comprehensive loss                                $(163,895)        (5,995)      (170,354)       (10,459)
                                                  =========      =========      =========      =========


         See accompanying notes to consolidated financial statements.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

          Consolidated Statement of Stockholders' Equity (Deficiency)
                             (amounts in thousands)

                                                                                             Accumulated other
                                                                                               Comprehensive
                                                 Common stock          Paid in     Accumulated     losses,
                                            Series A     Series B      capital       deficit    net of taxes      Total
                                            --------      -------     --------      --------      --------       -------

Balance at January 1, 1999                  $    189          625       73,665       (29,578)            1        44,902

Conversion of preferred stock (note 2)            48         --         34,734          --            --          34,782

Sale of common stock for tandem stock
    appreciation rights exercised                  4         --         13,241          --            --          13,245

Stock compensation awards                       --           --            251          --            --             251

Accretion of redeemable convertible
    preferred stock                             --           --           (609)         --            --            (609)

Foreign currency translation adjustment         --           --            --           --            (120)         (120)

Net loss                                        --           --            --       (170,234)         --        (170,234)
                                            --------      -------     --------      --------      --------       -------
Balance at June 30, 1999                    $    241          625      121,282      (199,812)         (119)      (77,783)
                                            ========      =======     ========      ========      ========       =======

See accompanying notes to consolidated financial statements.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                      Consolidated Statement of Cash Flows
                             (amounts in thousands)


                                                                               Six months ended
                                                                                   June 30,
                                                                              1999           1998
                                                                           ---------      ---------
Cash flows from operating activities (note 8):
   Net loss                                                                $(170,234)       (10,474)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                           14,216         10,807
      Share of losses of affiliates                                              138            243
      Stock compensation (note 6)                                            245,076            241
      Provision for doubtful accounts                                            336            193
      Deferred income tax expense (benefit) (note 4)                        (103,536)           138
      Writedown of inventory                                                    --            1,102
      Other assets write off                                                     160            112
   Changes in operating assets and liabilities, net of the  effect of acquisitions:
      Trade receivables                                                          417         (2,585)
      Prepaid expenses and other current assets                                  472         (1,731)
      Accounts payable, accrued expenses and other current liabilities         2,837         (2,518)
      Net current assets of discontinued operations                             (882)        (1,658)
                                                                           ---------      ---------

          Net cash used in operating activities                              (11,000)        (6,130)
                                                                           ---------      ---------

Cash flows from investing activities:
    Cash paid for acquisitions                                                (2,285)       (10,367)
    Capital expended for property and equipment                               (6,715)        (5,272)
    Changes in other assets, net                                                (159)           (75)
                                                                           ---------      ---------

          Net cash used in investing activities                               (9,159)       (15,714)
                                                                           ---------      ---------

Cash flows from financing activities:
    Sale of common shares for tandem stock appreciation
       right payments (note 6)                                                13,496           --
    Borrowing on note payable to bank                                          4,964         24,500
    Borrowing on note payable to a related party                               5,357           --
    Repayment of notes payable to bank and others                               (869)        (3,535)
    Redemption of preferred shares                                              (148)          --
    Repayment of principal                                                      (303)        (3,413)
                                                                           ---------      ---------

          Net cash provided by financing activities                           22,497         17,552
                                                                           ---------      ---------

          Net decrease in cash and cash equivalents                            2,338         (4,292)

Cash and cash equivalents, beginning of period                                 5,467          7,915
                                                                           ---------      ---------

Cash and cash equivalents, end of period                                   $   7,805          3,623
                                                                           =========      =========


See accompanying notes to consolidated financial statements.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

(1) Basis of Presentation

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

The financial statements have been presented for the current period and corresponding prior year periods to reflect the operation of the Company's Audio segment (DMX) as a continuing operation, and the operations of the Company's Video segment and Internet segment as discontinued operations as a result of the transaction described in note 3.

Certain reclassifications of prior period amounts have been made to conform to the current period's reporting format.

(2) Organization

TCI Music, Inc. ("TCI Music" or the "Company") has three classes of stock at June 30, 1999, the TCI Music Series A Convertible Preferred Stock, $.01 par value per share ("Series A Preferred Stock"), TCI Music Series A Common Stock, $.01 par value per share ("Series A Common Stock") and TCI Music Series B Common Stock ("Series B Common Stock"). The Series A Common Stock, the Series B Common Stock, and the Series A Preferred Stock are collectively referred to as the "TCI Music Stock".

On March 9, 1999 AT&T acquired Tele-Communications, Inc. ("TCI") in a merger (the "AT&T Merger"). In the AT&T Merger, (1) TCI became a wholly owned subsidiary of AT&T, (2) the businesses and assets of the Liberty Media Group and TCI Ventures Group were combined and (3) the holders of TCI's Liberty Media Group tracking stock and TCI Ventures Group tracking stock received in exchange for their shares a new class of tracking stock of AT&T intended to reflect the results of the combined Liberty Media Group and TCI Ventures Group. Following the AT&T Merger, AT&T's "Liberty Media Group" consists of the assets and businesses of TCI's Liberty Media Group and TCI Ventures Group. TCI Music is included in AT&T's "Liberty Media Group".

AT&T applied purchase accounting and recorded the assets and liabilities of Liberty Media Corporation ("Liberty") (including those of the Company) at fair value. Liberty did not apply "push down" accounting to the Company in connection with the AT&T Merger due to the significant level of minority interests. Following the AT&T Merger, TCI became part of the AT&T Broadband and Internet Services division of AT&T ("AT&T Broadband").

On May 17, 1999, the Company called for redemption on June 11, 1999 all of the outstanding shares of its Series A Preferred Stock. In lieu of redemption, holders could convert each share of Series A Preferred Stock into three shares of Series A Common Stock. At June 11, 1999, all of the outstanding shares of Series A Preferred Stock were converted into Series A Common Stock except for 6,404 shares of Series A Preferred Stock which were redeemed. Liberty converted all of the shares of Series A Preferred Stock beneficially owned by it into shares of Series A Common Stock prior to the redemption date.

After giving effect to the above redemption, Liberty beneficially owns approximately 50% of the outstanding shares of TCI Music Series A Common Stock and 100% of the outstanding shares of TCI Music Series B Stock, which collectively represents approximately 86% of the outstanding shares of TCI Music Stock and 98% of the voting power of the outstanding shares of TCI Music Stock.

On April 23, 1999, the Company, Liberty and the wholly owned subsidiaries of Liberty entered into a

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

Contribution Agreement, subject to the approval by the Company's stockholders in an annual meeting to be held on September 8, 1999, under which the following transactions will occur: (i) a wholly owned subsidiary of Liberty will contribute to the Company all of the outstanding stock of its wholly owned subsidiaries that were formed solely to hold some of Liberty's investments in interactive programming and content related assets; (ii) Liberty (through a wholly owned subsidiary ) will assign to TCI Music its rights relating to channel capacity on AT&T Broadband's cable television systems for the provision of interactive video services under an agreement between Liberty and AT&T entered into in connection with the AT&T Merger. (iii) Liberty (through a wholly owned subsidiary) will contribute to TCI Music a combination of cash and notes payable to Liberty or one or more of its wholly owned subsidiaries by the contributed subsidiaries and TCI Music equal to $150 million. (vi) TCI Music will adopt a deferred compensation and stock appreciation rights plan for key executives of the Company; and (v) in consideration of all of the foregoing, TCI Music will issue to a wholly owned subsidiary of Liberty, (1) 109,450,167 shares of Series B common stock and (2) 150,000 shares of a newly authorized series of preferred stock, TCI Music Series B convertible preferred stock, having an initial aggregate liquidation preference of $150 million.

Upon completion of the transactions under the Contribution Agreement: TCI Music will change its name to Liberty Digital, Inc., Liberty will beneficially own approximately 50.3% of the Series A Common Stock, 100% of the Series B Common Stock, and 100% of the newly issued Series B convertible preferred stock. As a result, Liberty will beneficially own shares representing approximately 99.4% of the voting power of all outstanding capital stock of the Company. In addition, Liberty will be able to acquire beneficial ownership of up to an additional 25,751,100 shares of Series B Common Stock upon conversion of the Series B convertible preferred stock.

These transactions are between related parties, and accordingly, will be accounted for at predecessor costs in a manner similar to a pooling of interests. At the completion of the transactions, Liberty will apply "push down" accounting to the assets and liabilities of the Company. This adjustment is for the fair value adjustments related to the Company which were recorded by Liberty in the AT&T Merger. These "push down" adjustments will be reflected on a retroactive basis to March 9, 1999, the date of the AT&T Merger.

(3) Discontinued Operations

Video Segment (The Box) and Internet Segment (SonicNet)

On July 15, 1999 MTV Networks, ("MTVN"), a division of Viacom International Inc. and the Company formed MTVN Online L.P., a Delaware limited partnership (the "MTVN Partnership") pursuant to various arrangements and agreements entered into pursuant to a binding Letter Agreement dated May 19, 1999. MTVN Partnership's business will be to develop, operate, manage, market, distribute and license text, audio and video music, music-related and music-themed services online and engage in reasonably related activities, including e-commerce applications and consumer oriented commercial transactions (the "MTVN Partnership Business"). With certain exceptions, the Company contributed to the MTVN Partnership substantially all of the assets and businesses of SonicNet and The Box, and the stock of their respective subsidiaries which exclusively conduct their respective international businesses. MTVN contributed to the MTVN Partnership the assets and businesses owned or controlled by it that constituted all of its current or planned assets and businesses engaged, or to be engaged, exclusively in the MTVN Partnership Business, including those assets and businesses used exclusively in connection with their MTV.com, VH1.com and Imagine Radio businesses, and all wholly owned international assets and businesses engaged exclusively in the MTVN Partnership Business. For their respective contributions, the Company received an aggregate 10% limited partnership interest and MTVN received an aggregate 90% general and limited partnership interest in the MTVN Partnership.

The Company and Liberty have each agreed not to, and to cause their respective controlled affiliates

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

not to, own, operate or make an investment in the MTVN Partnership Business (other than the investment in the MTVN Partnership) or any cable or satellite audio/video television services, digital or analog, that principally or, in large part, are devoted to music-related or music-themed programming (the "MTVN Partnership Television Business"), in each case subject to certain exceptions, until the first to occur of (a) three years (in the case of the MTVN Partnership Business) or five years (in the case of the MTVN Partnership Television Business) after the closing of the MTVN Partnership transaction and
(b) such date as MTVN ceases to own the largest percentage of the equity in the MTVN Partnership and to have the right to designate the most members of the management committee or board of directors of the MTVN Partnership.

In connection with the negotiation of the Letter Agreement, the Company entered into an agreement dated May 18, 1999, with AT&T Broadband, as an inducement to AT&T Broadband to enter into a revised affiliation agreement with MTVN for the distribution of MTVN's services on AT&T Broadband cable systems. AT&T Broadband's entering into a revised affiliation agreement was a condition of MTVN's entering into the Letter Agreement. Pursuant to this agreement, on the first to occur of the closing of the MTVN Partnership's initial public offering and the second anniversary of the closing under the Letter Agreement (or the fifth anniversary of the closing, if extended by AT&T Broadband because the public offering has not occurred by the second anniversary of the closing), the Company will become obligated to pay AT&T Broadband an amount equal to 10% of the Excess Value (as defined below) of its equity interest in the MTVN Partnership, but in no event more than $30 million, nor less than $15 million. The Excess Value means the amount by which (a) the average market price or appraised fair market value of the Company's equity interest in the MTVN Partnership exceeds (b) the sum of (x) the lesser of $175 million and the value of the Company's interest in the MTVN Partnership as determined in accordance with certain provisions of the Letter Agreement and (y) any additional capital contributions made by the Company to MTVN Partnership. The Company may pay such amount in cash or shares of its Series A common stock (at market value).

Giving consideration to the Company's ownership percentage and partnership governance in the MTVN Partnership, the Company plans to account for its investment under the cost method.

As a result of the above transaction, at June 30, 1999 the net assets of the Company's Video and Internet segments were reflected as "net assets of discontinued operations" in the consolidated balance sheet and its operating results were reflected as "loss from discontinued operations" for the periods presented in the consolidated statement of operations and comprehensive loss, as follows (amounts in thousands):

                                                  Video       Internet
                                                --------      --------
Current assets                                  $  6,589         1,050
Income tax receivable, related party               9,269         4,040
Property and equipment                            10,597           731
Other assets                                       5,935            64
Intangible assets                                 25,251        20,453
Accounts payable and accrued liabilities          (7,008)         (964)
Long term liabilities                             (1,456)         --
                                                --------      --------
Total net assets of discontinued operations     $ 49,177        25,374
                                                ========      ========

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                        Video                      Internet
                                ----------------------      ----------------------
Six months ended June 30,         1999          1998          1999          1998
                                --------      --------      --------      --------

Revenue                         $ 13,426        11,483         1,146         1,545
                                ========      ========      ========      ========

Loss from operations            $(12,757)       (6,252)       (6,675)       (5,041)
Cost of disposal                  (7,665)         --          (2,862)         --
Income tax benefit                 7,425         1,644         2,931         1,256
                                --------      --------      --------      --------
                                $(12,997)       (4,608)       (6,606)       (3,785)
                                ========      ========      ========      ========

Three months ended June 30,

Revenue                         $  7,156         6,144           551           985
                                ========      ========      ========      ========

Loss from operations            $ (9,182)       (3,752)       (3,610)       (2,341)
Cost of disposal                  (7,665)         --          (2,862)         --
Income tax benefit                 6,649         1,028         2,401           564
                                --------      --------      --------      --------

                                $(10,198)       (2,724)       (4,071)       (1,777)
                                ========      ========      ========      ========


Paradigm Associated Labels

On December 21, 1998 the management of TCI Music decided to discontinue the operations and sell the assets of Paradigm Associated Labels ("PAL"), which was a separate operating entity acquired in the Paradigm Merger. The Company executed a letter of intent with a purchaser for the purchaser to acquire all the assets of PAL in exchange for assumption of all operating liabilities starting March 1, 1999. The disposal of PAL was accounted for as a discontinued operation in 1998 and the remaining assets of PAL shown as part of "net assets of discontinued operations" in the consolidated balance sheets at June 30, 1999 are as follows (amounts in thousands):

                                          June 30,    December 31,
                                            1999         1998
                                          -------      -------
Income tax receivable, related party      $ 1,130        1,130
Accounts payable and accrued expenses        (181)        (998)
                                          -------      -------
                                          $   949          132
                                          =======      =======

(4) Related Party Transactions

Pursuant to the Amended Contribution Agreement between the successor to TCI in the AT&T Merger ("AT&T Sub") and TCI Music effective since July 1, 1997, AT&T Sub is required to deliver, or cause certain of its subsidiaries to deliver to TCI Music the annual payments, aggregating $18 million, adjusted annually through 2017 (the "Annual AT&T Payments"). During the six months ended June 30, 1999 and 1998, the Company recognized revenue from AT&T Sub of $9.8 million and $10.0 million, respectively, pursuant to the Amended Contribution Agreement. AT&T Sub charged TCI Music $1,022,000 and $800,000 during the six months ended June 30, 1999 and 1998, respectively, for certain services rendered in connection with the Annual AT&T Payments. Such charges are included in operating expenses in the accompanying consolidated statements of operations and comprehensive losses.

Pursuant to an affiliation agreement between Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of AT&T, and the Company (the "SSI Affiliation Agreement"), effective as of July 1, 1997,

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

SSI has the non-exclusive right to distribute and subdistribute DMX services to commercial and residential customers for a 10-year period in exchange for licensing fees paid by SSI to the Company. Under the SSI Affiliation Agreement, SSI will pay an annual fee to the Company of $8.5 million subject to annual adjustments. During the six months ended June 30, 1999 and 1998, the Company recognized revenue of $4.3 million for each period, pursuant to the SSI Affiliation Agreement. In addition, the Company received subscriber revenue from AT&T Broadband of $1.2 million and $1.8 million during the six months ended June 30, 1999 and 1998, respectively, in connection with the distribution of DMX services through AT&T Broadband's digital business.

On March 19, 1999, the company signed a promissory note with Liberty allowing the company to draw funds from time to time up to a total of $15 million. The promissory note is due on or before June 30, 2006 with interest at 9.5% per annum, payable quarterly starting March 31, 1999. At June 30, 1999, the company had drawn funds amounting to $5,357,000 and has recorded this borrowing as long-term related party debt in the consolidated balance sheet.

Also, the company has an outstanding debt obligation of $381,000 to National Digital Television Center, Inc. (NDTC), a subsidiary of AT&T. Such obligation extends through the year 2000 and bears interest at 9.5%. At June 30, 1999, the debt is reflected as part of the current portion of debt, including related party debt in the consolidated balance sheet.

The Company leases certain office space, uplinking and satellite services from NDTC. Total expenses under such lease agreements are reflected in the consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

                                    Three months ended    Six months ended
                                          June 30,            June 30,
                                       1999      1998      1999      1998
                                      -----     -----     -----     -----
Operating Expenses                    1,256     1,110     2,416     2,243
Loss from discontinued operations       409       441       855       761
                                      -----     -----     -----     -----
                                      1,665     1,551     3,271     3,004
                                      =====     =====     =====     =====

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

(5) Debt

On December 30, 1997 the Company entered into a revolving loan agreement (the "Revolving Loan Agreement") with several banks, which provides for borrowings up to $100 million. Interest on borrowings under the agreement is tied to London Interbank Offered Rate ("LIBOR"), plus an applicable margin dependent upon the Company's leverage ratio, (as defined in the Revolving Loan Agreement), for the preceding quarter or at the bank's base rate. The Revolving Loan Agreement matures on June 30, 2005 with principal reductions beginning semi-annually on June 30, 2000 based on a scheduled percentage of the total commitment. Included in accrued liabilities are $682,000 and $535,000 at June 30, 1999 and December 31, 1998, respectively, of accrued interest on the revolving loan. The outstanding amounts of borrowings at June 30, 1999 and December 31, 1998 are $100,000,000 and $95,036,000 respectively.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

The Company assumed debt and issued notes payable to former owners in connection with acquisitions made in 1998 and during the six months ended June 30, 1999. The notes bear interest that range from 5% to the Prime Rate and have a total balance of $3,731,000, of which $1,124,000 is classified as current in the accompanying consolidated balance sheet as of June 30, 1999.

The fair market value of TCI Music's debt approximated its carrying value at June 30, 1999.

(6) Stock Options and Stock Appreciation Rights

The Company's stock compensation expense included estimates of compensation relating to options and options with tandem stock appreciation rights granted to employees of TCI Music and members of the board under the TCI Music 1997 Stock Incentive Plan.

Stock compensation expense also included the earned portion of the estimated expense of the grants to be made to executives under the deferred compensation and stock appreciation rights plan to be adopted by the Company pursuant to the Contribution Agreement described in note 2. For accounting purposes, the grants have been treated as though they were effective at the time the executives covered by the plan began providing services to the Company. Although the adoption of the plan is subject to shareholder approval, this is considered appropriate despite the absence of formal shareholder approval given Liberty's percentage ownership of the Company's voting securities and its contractual obligation under the Contribution Agreement to vote in favor of the adoption of the plan. The executives covered by the plan have been performing services on behalf of the Company since the announcement of the proposed contribution transaction on April 6, 1999. Accordingly the stock compensation expense reflects the increase in the share price of the Series A Common Stock since that time.

The stock compensation expense has been recorded in the accompanying financial statements pursuant to APB Opinion No. 25. These estimates are subject to future adjustments based upon vesting and the market value of TCI Music Series A Common Stock and, ultimately, on the final determination of market value when the rights are exercised. The consolidated statements of operations and comprehensive loss for the six months ended and three months ended June 30, 1999 included tandem stock appreciation rights exercised for $12 million of which $6.7 million was reflected as stock compensation expense and $5.3 million was reflected as part of the loss from discontinued operations. In addition, accruals for tandem stock appreciation rights based on the market price of the Company's Series A Common Stock at June 30, 1999, amounted to $245.1 million of which $237.3 million was reflected as stock compensation expense and $7.8 million as part of loss from discontinued operations. The total tandem stock appreciation rights liability is $245.9 million of which $196.0 is reflected as current in the consolidated balance sheet at June 30, 1999.

(7) Loss Per Common and Potential Common Share

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

The basic and diluted loss attributable to TCI Music common stockholders per common share for the six months and three months ended June 30, 1999 were computed by dividing the net loss, including accretion of the redeemable preferred stock by the weighted average number of common shares outstanding during such periods. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

At June 30, 1999, there were 9.1 million potential common shares, consisting of director and employee stock options that could potentially dilute future EPS calculations in periods of net income. Such potential common share amount does not take into account the assumed number of shares

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

that would be repurchased by TCI Music upon exercise of the director and employee stock options.

(8) Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash paid for interest was $3,000,000 and $2,254,000 for the six months ended June 30, 1999 and 1998, respectively. Cash paid for taxes for the periods presented was not material.

Significant non-cash investing and related financing activities for the six month periods ended June 30, are as follows (amounts in thousands):

                                        June 30,     June 30,
                                          1999         1998
                                        -------      -------
Cash paid for acquisitions:
Fair value of assets acquired           $ 4,547       14,995
Liabilities assumed                        (136)      (1,123)
Debt issued                              (2,126)        (775)
Common stock issued in acquisitions        --         (2,730)
                                        -------      -------

Cash paid for acquisitions              $ 2,285       10,367
                                        =======      =======

(9) Derivative Financial Instruments

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or
(3) foreign currency exposures on net investments in foreign operations. As of June 30, 1999, the Company has not entered into any derivative contracts nor does it hold any derivative financial instruments.

(10) Commitments and Contingencies

Parent Guarantees

The Company has guaranteed certain contracts of DMX-Europe N.V. ("DMX-E") related to DMX-E's uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against the Company under the guarantees. The Company has also guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation GmbH ("Selco"), and the related side letter agreement (the "Selco Agreement"). The Company cannot estimate the amount of any potential claims at this time under such guarantee. However, the Company has received a letter from counsel for Selco requesting that the Company make a proposal to settle claims alleged by Selco for damages in the amount of approximately $2.5 million with respect to a guarantee by the Company of obligations of DMX-E under the Selco Agreement. On April 8, 1999 the Company made Selco a settlement offer in the amount of $250,000. Selco has responded to the settlement offer by requesting an increase in the settlement offer amount. The Company responded that it would not increase the settlement offer amount in the absence of a counter offer from Selco. The Company has accrued certain amounts based on the facts available as of the date of this Form 10-Q. Notwithstanding the foregoing settlement offer, no assurance can be given that Selco will not continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether the Company will be held liable for any material amount.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements


(11) Legal Actions

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

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


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

Year 2000

During the six months ended June 30, 1999, TCI Music, in conjunction with AT&T, continued its enterprise-wide comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. AT&T's year 2000 remediation efforts include an assessment of TCI Music's most critical systems, equipment, and facilities. AT&T also continued its effort to verify the year 2000 readiness of TCI Music's significant suppliers and vendors and continued to communicate with significant business partners to assess such partners year 2000 status.

AT&T has a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on TCI Music's year 2000 remediation efforts. At June 30, 1999, it was comprised of a 340 member, full time staff accountable to the executive management of AT&T. The PMO has defined a four-phase approach to determining the year 2000 readiness of TCI Music's systems, software and equipment. Such approach is expected to provide a detailed method for tracking the evaluation, repair and testing of TCI Music's critical systems, software and equipment. Phase 1, Assessment, involves the inventory of all critical systems, software and equipment and

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant critical equipment and systems. Phase 3, Testing involves testing TCI Music's critical systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCI Music. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

At June 30, 1999, TCI Music has completed all phases of its remediation efforts.

TCI Music has also completed the inventory and assessment of critical systems with embedded technologies that impact its operations and has determined the correct remediation approach.

During the six months ended June 30, 1999, AT&T continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to TCI Music's operations. The year 2000 readiness of such vendors and suppliers is critical to continued provision of TCI Music's services. AT&T has examined the public disclosures regarding compliance status made by vendors of critical systems products utilized by TCI Music (such as addressable controllers, accounting systems and other critical hardware and software), and is in the process of examining the public disclosures regarding compliance status made by critical suppliers (such as utilities, banking, and similar critical operational services). The majority is either year 2000 ready, requires the implementation of an adjustment to the company's systems, or is expected to be year 2000 ready by third quarter 1999. Verification of the survey results may include, as deemed necessary, conducting functionality tests, reviewing vendors' test data certifications, engaging in regular conferences with vendors' year 2000 teams, or re-examining public disclosures for changes in statues. For those vendors and suppliers who do not expect to be year 2000 ready by December 31, 1999, or are deemed to be critical to TCI Music's operations, contingency planning efforts are underway to make such changes as are required to continue critical operations.

Year 2000 expenses and capital expenditures incurred during the six months ended June 30, 1999 were immaterial. Management of TCI Music currently estimates the total cost associated with TCI Music's year 2000 remediation efforts to be not less than $530,000 (including TCI Music's pro rata share of AT&T's $33 million cost for replacement of noncompliant information technology ("IT") systems). Although no assurances can be given, management currently expects that (i) cash flow from operations will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with TCI Music's year 2000 program will not be material to TCI Music's financial position, results of operations or cash flows.

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

A failure of the services provided by billing systems service providers could result in a loss of customer

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


records which could result in a disruption in the ability to bill customers for a protracted period. TCI Music plans to prepare electronic backup records of its customer billing information prior to the year 2000 to allow for data recovery. In addition, TCI Music continues to monitor the year 2000 readiness of its key customer billing suppliers.

In the event that the local public utility cannot supply power, TCI Music expects to supply power for a limited time to its Denver studio through backup generators.

The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by TCI Music due to the numerous uncertainties and variables associated with such scenarios.

TCI Music does not presently anticipate that there will be material losses from any claims of breach of contract due to year 2000 issues.

Summary of Operations

TCI Music's continuing operation represents the "Audio" segment (DMX) which is engaged in programming, distributing and marketing a digital music service (DMX Service) delivered to homes and businesses.

A principal amount of the Audio segment revenues are derived from certain payments made by the successor to TCI in the AT&T Merger ("AT&T Sub") under a Contribution Agreement, as amended, between AT&T Sub and the Company (the "Amended Contribution Agreement"). Pursuant to the Amended Contribution Agreement, AT&T Sub is required to deliver, or cause certain of its subsidiaries to deliver to the Company monthly payments aggregating $18 million annually, adjusted annually through 2017 (the "Annual AT&T Payments"). The adjusted payments for the six months and three months ended June 30, 1999 were $9.8 million and $4.9 million respectively. The Annual AT&T Payments represent the revenues received by AT&T Broadband affiliates from the sales of DMX Service net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to the Company.

Revenue

Total revenue, increased $6.5 million or 23.8% and $3.5 million or 24.2% for the six months ended and three months ended June 30, 1999 respectively, compared to the corresponding periods in the prior year. Revenue increases of $3.7 million for the six months ended and $700,000 for the three months ended were attributable to the continued growth in DMX's commercial subscriber bases contributed by the eight new markets added during 1998 and revenues from four acquired markets completed during the first half of 1999. Revenue increases for the six months ended and three months ended included a $2.8 million settlement from Primestar for the loss of future revenues after the DMX Service was terminated from distribution to Primestar customers on April 28, 1999 as a result of the acquisition of Primestar by Hughes Electronics Corp.

Operating Expenses

Operating expenses increased $269,000 or 4.1% and $314,000 or 9.5% for the six months ended and three months ended June 30, 1999 respectively, as compared to the corresponding periods in the prior year. The increase for each period was primarily attributable to higher music rights and royalty expenses by $600,000 and by $300,000 for the six months ended and three months ended June 30, 1999 respectively. Offsetting the increase in expenses during the six months ended was sublease income of $300,000 from the sublease of satellite equipment, which sublease terminated in April 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.6 million or 32.5% and $1.5 million or 23.8% for the six months ended and three months ended June 30, 1999 respectively, compared to the corresponding periods in the prior year. The increase for each period was as a result of increased personnel, occupancy

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


and promotional expenses associated with DMX's expansion of its commercial business in eight new markets added during 1998 and four acquired markets in 1999.


Stock Compensation

Stock compensation expense increased $244 million for the six months ended and three months ended June 30, 1999 compared to the corresponding periods in the prior year. This increase was primarily the result of expense accruals for executive deferred compensation and tandem stock appreciation rights ("SARs") earned under the deferred compensation and stock appreciation rights plan pursuant to APB Opinion No. 25 for the six months ended and three months ended June 30, 1999. This accrual was $245.1 million, of which $7.8 million was reflected as part of the loss from discontinued operations. During the quarter, the trading price of the TCI Music Series A Common Stock increased from $5.25 on April 6, 1999 to $35.37 per share at June 30, 1999. Such increase in the share price was due to the April 6, 1999 announcement of a proposed contribution transaction between the Company, Liberty, and wholly owned subsidiaries of Liberty that resulted in a definitive Contribution Agreement dated April 23, 1999 (as described in note 2 and 6 to the accompanying consolidated financial statements), subject to the approval by the stockholders in an annual meeting to be held on September 8, 1999.

As a result of this price increase, as at June 30, 1999, there were 341,625 SARs exercised at a weighted average price of $38.20 per share and there were 1,230,901 SARs that became vested and exercisable. Total cash payments for SARs exercised amounted to approximately $12 million of which $5.3 million was reflected as part of the loss from discontinued operations.

Inventory Writedown

During the second quarter of 1998, certain digital commercial tuners were written down by $1.1 million as a result of physical inventory adjustments at the field locations and pricing adjustments to lower of cost or market.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million and $1.1 million for the six months ended and three months ended June 30, 1999 respectively, compared to the corresponding periods in the prior year. Such increase in each period was primarily attributable to the additions of property and equipment and intangibles resulting from acquired businesses made by DMX during the 1998 and the six months ending June 30, 1999.

Interest Expense

Interest expense and financing cost increased $835,000 and $376,000 for the six months ended and three months ended June 30, 1999 respectively compared to the corresponding periods in the prior year. At June 30, 1999 the Company had outstanding borrowings from unrelated parties of $103,731,000 under variable-rate debt agreements compared to $77,736,000 at June 30, 1998.

Losses from Discontinued Operations

The losses from discontinued operations represent the operating losses and additional costs of disposal of the Video and Internet segments of the Company as a result of the MTVN Partnership transaction as described in note 3 to the accompanying consolidated financial statements. The components of these losses are as follows (amounts in thousands):

                                                Three months ending          Six months ending
                                                      June 30,                    June 30,
                                                 1999          1998          1999          1998
                                               --------      --------      --------      --------
         Revenues                              $  7,707         7,129        14,572        13,028
         Operating costs                        (20,312)      (13,102)      (33,720)      (24,128)
         Other revenue (expense)                   (187)         (119)         (284)         (193)
         Cost of disposal                       (10,527)         --         (10,527)         --
         Income tax benefit                       9,050         1,591        10,356         2,900
                                               --------      --------      --------      --------
         Loss from discontinued operations     $(14,269)       (4,501)      (19,603)       (8,393)
                                               ========      ========      ========      ========

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


Liquidity and Capital Resources

During the six months ended June 30, 1999, the Company's financing activities generated funds of $22.5 million which were used for operating activities of $11.0 million and investing activities of $9.2 million. Included in the net funds of $11.0 million used for operating activities was $12 million used for payment of tandem SARs exercised. The 9.2 million for investing activities were used for new business acquisitions and purchases of property and equipment. The net change of these activities resulted in a net increase in cash of $2.3 million.

As described in note 5 to the accompanying consolidated financial statements, the Company is a party to a revolving loan agreement, which provides borrowings of up to $100 million. At June 30, 1999, TCI Music had fully utilized its credit facility of $100 million available under the revolving loan agreement.

On March 19, 1999 the Company signed a promissory note with Liberty, allowing the Company to draw funds from time to time up to a total of $15 million. At June 30, 1999, the Company had drawn funds of $5,357,000 against the promissory note.

TCI Music believes that net cash provided by operating activities (including the Annual AT&T Payments), and the contribution by Liberty to TCI Music, a combination of cash and notes payable equal to $150 million, as a result of the Contribution Agreement described in note 2 to the accompanying financial statements, will provide adequate sources of liquidity for this year and intermediate future. As previously described, TCI Music is entitled to receive the Annual AT&T Payments through 2017. The stock options and tandem SARs vested and reflected as current liabilities of $196.0 million in the accompanying consolidated balance sheet at June 30, 1999 will be funded by the sales of Series A Common Stock upon exercise by holders of stock options or tandem SARs.

Required Leverage Ratio under the Revolving Loan Agreement

As a result of the termination of the DMX service from distribution to Primestar customers on April 28, 1999, the Company anticipates that its operations for the third and fourth quarter of 1999 would fail to satisfy the required financial leverage ratios in the $100 million credit facility under its Revolving Loan Agreement, resulting in a default under the loan. Accordingly, the Company and Liberty are negotiating with the Bank of America, the administrative agent for the credit facility agreement, to make amendments to the required covenant calculations to include the assets to be contributed by Liberty under the Contribution Agreement as described in note 2 to the accompanying consolidated financial statements. TCI Music believes that the covenants will be amended so as not to cause the Company to be in default.

Contingencies

For additional information concerning other commitments and contingencies of the company, see note 10 to the accompanying consolidated financial statements.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a.) Exhibits

o    (27) TCI Music, Inc. Financial Data Schedule.

(b.) Reports on Form 8-K filed during the quarter ended June 30, 1999:

During the quarter ended June 30, 1999, the Company filed four reports on Form 8-K.

o    Form 8-K dated April 16, 1999.
o    Form 8-K dated April 28, 1999.
o    Form 8-K dated May 24, 1999, as amended by Form 8-K/A filed June 1, 1999.
o    Form 8-K dated June 7, 1999.

                        TCI MUSIC, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TCI MUSIC, INC.





Date: August 16, 1999                    By:  /s/ Lee Masters
                                            -----------------------------------
                                                  Lee Masters
                                                   President and
                                                   Chief Executive Officer



Date: August 16, 1999                    By:  /s/ Ralph J. Sorrentino
                                            -----------------------------------
                                                  Ralph J. Sorrentino
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number          Description
-------         -----------
  27            Financial Data Schedule