Form 10-Q
period 1999-09-30
LIBERTY DIGITAL INC
filed 1999-11-15
CIK 1040449

    As Filed with the Securities and Exchange Commission on November 15, 1999




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to _______________

                          Commission File No. 0-22815

                              LIBERTY DIGITAL, INC.
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

     The number of shares outstanding of the Registrant's Series A Common Stock and Series B Common Stock as of October 31, 1999 were 25,182,776 and 171,950,167, respectively.

PART I - FINANCIAL STATEMENTS

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                           Consolidated Balance Sheets
                             (amounts in thousands)


                                                             Liberty Digital        TCI Music
                                                             ---------------       ------------
                                                               (note 1)
                                                              September 30,        December 31,
                                                                  1999                 1998
                                                             ---------------       ------------
                                                                               |
                                     Assets                                    |
Current assets:                                                                |
  Cash and cash equivalents                                    $    24,835     |         5,467
  Trade receivables:                                                           |
    Unaffiliated                                                     7,681     |         6,440
    Related party (note 5)                                           2,642     |         2,185
    Allowance for doubtful accounts                                 (1,359)    |          (818)
                                                               -----------     |   -----------
                                                                     8,964     |         7,807
                                                                               |
  Deferred income tax asset, current (note 5)                       18,800     |            --
  Income tax receivable - related party (notes 4 and 5)             26,447     |            --
  Prepaid expenses and other current assets                          3,073     |         1,811
  Equipment inventory                                                5,122     |         5,556
                                                               -----------     |   -----------
                                                                               |
           Total current assets                                     87,241     |        20,641
                                                               -----------     |   -----------
                                                                               |
Net assets of discontinued operations (note 4)                          --     |        69,774
                                                                               |
Investment in affiliates, accounted for under the                              |
  equity method, and related receivables (note 2)                   44,768     |           378
                                                                               |
Investment in available for sale securities: (note 2)                          |
  Investment in Priceline.com Inc.                                 201,562     |            --
  Investment in ACTV, Inc.                                         114,709     |            --
  Other available for sale investments                              79,702     |            --
                                                                               |
Investments recorded at cost: (note 2)                                         |
  Investment in MTVN Partnership                                   135,000     |            --
  Other investments                                                 42,343     |            --
                                                                               |
Deferred tax asset                                                   3,487     |            --
                                                                               |
Property and equipment, at cost:                                               |
  Furniture and equipment                                           15,050     |        12,830
  Leasehold improvements                                               723     |            95
  Studio and other support equipment                                 2,709     |         3,285
                                                               -----------     |   -----------
                                                                    18,482     |        16,210
Less accumulated depreciation                                        2,690     |         3,523
                                                               -----------     |   -----------
                                                                    15,792     |        12,687
                                                                               |
Intangible assets (note 2)                                         551,455     |       118,519
Less accumulated amortization                                       27,206     |        16,487
                                                               -----------     |   -----------
                                                                   524,249     |       102,032
                                                                               |
Other assets, net of accumulated amortization                          726     |           677
                                                               -----------     |   -----------
                                                                               |
              Total assets                                     $ 1,249,579     |       206,189
                                                               ===========     |   ===========

                                                                     (continued)

PART I - FINANCIAL STATEMENTS

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                                     Liberty Digital        TCI Music
                                                                                     ---------------      ------------
                                                                                        (note 1)
                                                                                      September 30,       December 31,
                                                                                          1999                1998
                                                                                     ---------------      -----------
                                                                                                      |
                     Liabilities and Stockholders' Equity                                             |
                                                                                                      |
Current liabilities:                                                                                  |
  Accounts payable and accrued expenses                                               $    12,848     |        10,765
  Accrued loss on disposal - DMX-Europe N.V                                                 1,117     |         1,117
  Current portion of debt, including related party                                                    |
          debt (notes 5 and 6)                                                              3,516     |         1,723
  Income tax payable - related party (note 5)                                                  --     |         4,703
  Accrued stock compensation, current (notes 5 and 7)                                     127,371     |           797
                                                                                      -----------     |   -----------
                 Total current liabilities                                                144,852     |        19,105
                                                                                                      |
Debt (note 6)                                                                              97,526     |        96,244
Negative investment in DMX-Europe N.V                                                       1,358     |         9,058
Other liabilities                                                                           1,855     |         2,332
Other liabilities, related parties (notes 4 and 5)                                         15,775     |           226
Accrued stock compensation, long term (notes 5 and 7)                                      61,487     |            --
Deferred tax liability (note 5)                                                           265,858     |            --
                                                                                      -----------     |   -----------
                                                                                                      |
                 Total liabilities                                                        588,711     |       126,965
                                                                                      -----------     |   -----------
Redeemable convertible preferred stock, $.01 par value,                                               |
Authorized 5,000,000 shares (notes 2 and 3)                                                           |
   Series A, 1,617,574 shares outstanding in 1998 and zero                                            |
        shares outstanding in 1999;                                                            --     |        34,322
   Series B, 150,000 shares issued and outstanding in 1999,                                           |
        liquidity value of $150,472,000;                                                  150,472     |            --
                                                                                                      |
Stockholders' equity (note 2):                                                                        |
Common stock, $.01 par value:                                                                         |
   Series A;                                                                                          |
          Authorized 1,000,000,000 shares; issued and                                                 |
          outstanding 24,661,167 shares in 1999 and                                                   |
          18,876,867 shares in 1998                                                           247     |           189
   Series B;                                                                                          |
          Authorized 755,000,000 shares;  issued and                                                  |
          outstanding 171,950,167 shares in 1999 and                                                  |
          62,500,000 shares in 1998                                                         1,720     |           625
Paid-in capital                                                                           559,205     |        73,665
Accumulated deficit                                                                      (141,720)    |       (29,578)
Executive stock compensation adjustment by parent,                                                    |
     net of taxes (note 7)                                                                 (5,999)    |            --
Deferred tax asset to be utilized by parent (note 5)                                      (52,944)    |            --
Accumulated other comprehensive income,                                                               |
     net of taxes                                                                         149,887     |             1
                                                                                      -----------     |   -----------
           Total stockholders' equity                                                     510,396     |        44,902
                                                                                      -----------     |   -----------
Commitments and contingencies (note 12)                                                               |
                                                                                                      |
           Total liabilities and stockholders' equity                                 $ 1,249,579     |       206,189
                                                                                      ===========     |   ===========

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

         Consolidated Statements of Operations and Comprehensive Income
                  (amounts in thousands, except per share data)


                                                    Liberty            TCI           Liberty            TCI              TCI
                                                    Digital           Music          Digital           Music            Music
                                                   --------         --------         --------         --------         --------
                                                    (note 1)
                                                     Three            Three           Seven             Two             Nine
                                                     Months           Months          Months           Months           Months
                                                     Ended            Ended           Ended             Ended           Ended
                                                   Sept. 30,        Sept. 30,        Sept. 30,         Feb. 28,        Sept. 30,
                                                     1999              1998            1999             1999             1998
                                                   --------         --------         --------         --------         --------
                                                               |                                 |
Revenue:                                                       |                                 |
      Unaffiliated                                 $  5,660    |       5,184           13,559    |       4,039           14,354
      Related party (note 5)                          7,775    |       7,840           17,912    |       5,183           23,919
      Other revenue                                   2,227    |       1,421            7,373    |       1,325            3,411
                                                   --------    |    --------         --------    |    --------         --------
                                                     15,662    |      14,445           38,844    |      10,547           41,684
Operating expenses:                                            |                                 |
      Operating (note 5)                              3,925    |       2,696            8,586    |       2,191            9,281
      Selling, general and administrative             8,972    |       6,680           20,088    |       4,580           17,890
      Stock compensation (note 7)                   (49,438)   |         128          190,283    |          85              369
      Merger costs                                    1,067    |          --            1,067    |          --               --
      Writedown of inventories                           --    |          --               --    |          --            1,102
      Depreciation and amortization                  13,380    |       3,800           30,071    |       2,502           10,208
                                                   --------    |    --------         --------    |    --------         --------
               Operating income (loss)               37,756    |       1,141         (211,251)   |       1,189            2,834
                                                               |                                 |
Interest expense:                                              |                                 |
      Unaffiliated, net                              (1,544)   |      (1,485)          (3,610)   |      (1,036)          (3,767)
      Related party (note 5)                           (148)   |         (21)            (254)   |          --             (131)
                                                   --------    |    --------         --------    |    --------         --------
                                                     (1,692)   |      (1,506)          (3,864)   |      (1,036)          (3,898)
                                                               |                                 |
Share of earnings (losses) of affiliates               (404)   |          45           (1,198)   |          (6)             107
Other, net                                               26    |          (6)               2    |          (2)             (19)
                                                   --------    |    --------         --------    |    --------         --------
                                                               |                                 |
Income (loss) from continuing operations                       |                                 |
      before income taxes                            35,686    |        (326)        (216,311)   |         145             (976)
      Income tax benefit (expense)                  (12,552)   |        (789)          82,713    |      (1,049)          (2,221)
                                                   --------    |    --------         --------    |    --------         --------
Income (loss) from continuing operations             23,134    |      (1,115)        (133,598)   |        (904)          (3,197)
                                                   --------    |    --------         --------    |    --------         --------
                                                               |                                 |
Income (loss) from discontinued operations,                    |                                 |
      net of income tax benefit (notes 4 and 5)          39    |      (4,175)         (15,822)   |      (3,440)         (12,568)
                                                   --------    |    --------         --------    |    --------         --------
Income (loss) before extraordinary item              23,173    |      (5,290)        (149,420)   |      (4,344)         (15,765)
                                                               |                                 |
                                                               |                                 |
Extraordinary item (note 11)                          7,700    |          --            7,700    |          --               --
                                                   --------    |    --------         --------    |    --------         --------
Net income (loss)                                  $ 30,873    |      (5,290)        (141,720)   |      (4,344)         (15,765)
                                                               |                                 |
Other comprehensive income, net of tax:                        |                                 |
      Foreign currency translation adjustments          170    |          94               99    |         (49)             109
      Unrealized holding gains arising during                  |                                 |
          the period, net of reclassification                  |                                 |
          adjustments                               (94,914)   |          --          149,788    |          --               --
                                                   --------    |    --------         --------    |    --------         --------
Other comprehensive income (loss)                   (94,744)   |          94          149,887    |         (49)             109
                                                   --------    |    --------         --------    |    --------         --------
Comprehensive income (loss)                        $(63,871)   |      (5,196)           8,167    |      (4,393)         (15,656)
                                                   ========    |    ========         ========    |    ========         ========

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

         Consolidated Statements of Operations and Comprehensive Income
                  (amounts in thousands, except per share data)

                                                        Liberty           TCI        Liberty           TCI          TCI
                                                        Digital          Music       Digital          Music        Music
                                                      -----------       --------     --------        -------      --------
                                                       (note 1)
                                                        Three            Three        Seven            Two         Nine
                                                        Months           Months       Months         Months       Months
                                                        Ended            Ended        Ended           Ended        Ended
                                                       Sept. 30,        Sept. 30,    Sept. 30,       Feb. 28,     Sept. 30,
                                                         1999             1998         1999           1999          1998
                                                      -----------       --------     --------        -------      --------
                                                                    |                            |
Net income (loss)                                     $    30,873   |    (5,290)     (141,720)   |   (4,344)      (15,765)
                                                                    |                            |
Accretion of redeemable convertible                                 |                            |
      preferred stock                                 $      (472)  |      (363)         (829)   |     (252)       (1,111)
                                                      -----------   |   -------      --------    |   ------       -------
Net income (loss) attributable to common                            |                            |
      stockholders                                    $    30,401   |    (5,653)     (142,549)   |   (4,596)      (16,876)
                                                      -----------   |   -------      --------    |   ------       -------
                                                                    |                            |
Basic earnings per share (note 8)                                   |                            |
      Income (loss) from continuing operations        $       .12   |      (.01)         (.71)   |     (.01)         (.04)
                                                      ===========   |   =======      ========    |   ======       =======
      Income (loss) before extraordinary item         $       .12   |      (.07)         (.79)   |     (.05)         (.19)
                                                      ===========   |   =======      ========    |   ======       =======
      Income (loss) after extraordinary item          $       .16   |      (.07)         (.75)   |     (.05)         (.19)
                                                      ===========   |   =======      ========    |   ======       =======
      Income (loss) to common shareholders            $       .16   |      (.07)         (.75)   |     (.06)         (.21)
                                                      ===========   |   =======      ========    |   ======       =======
      Weighted average common shares                                |                            |
            outstanding                                   196,132   |    81,049       189,368    |   81,377        81,049
                                                      ===========   |   =======      ========    |   ======       =======
                                                                    |                            |
Diluted earnings per share (note 8)                                 |                            |
      Income (loss) from continuing operations        $       .10   |      (.01)         (.71)   |     (.01)         (.04)
                                                      ===========   |   =======      ========    |   ======       =======
      Income (loss) before extraordinary item         $       .10   |      (.07)         (.79)   |     (.05)         (.19)
                                                      ===========   |   =======      ========    |   ======       =======
      Income (loss) after extraordinary item          $       .13   |      (.07)         (.75)   |     (.05)         (.19)
                                                      ===========   |   =======      ========    |   ======       =======
      Income (loss) to common shareholders            $       .13   |      (.07)         (.75)   |     (.06)         (.21)
                                                      ===========   |   =======      ========    |   ======       =======
      Weighted average common shares and                            |                            |
            equivalents outstanding                       229,252   |    81,049       189,368    |   81,377        81,049
                                                      ===========   |   =======      ========    |   ======       =======


See accompanying notes to consolidated financial statements.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                 Consolidated Statement of Stockholders' Equity
                             (amounts in thousands)


                                                                                 Deferred
                                                                                   tax                       Accumulated
                                       Common stock                               assets,     Executive         other
                                    ------------------                            to be         stock        comprehensive
                                      Series    Series   Paid in   Accumulated  utilized by  compensation,      income,
                                        A         B      capital    deficit       parent     net of taxes    net of taxes    Total
                                    --------    ------   -------   -----------  -----------  -------------   ------------- --------
Balance at January 1, 1999          $    189     625     73,665     (29,578)        --            --            1           44,902

Net loss                                  --      --         --      (4,344)        --            --           --           (4,344)

Accretion of redeemable
    convertible preferred
    stock                                 --      --       (252)         --         --            --           --             (252)

Foreign currency translation
    adjustment                            --      --         --          --         --            --          (49)             (49)
                                    --------   -----    -------    --------    -------        ------      -------          -------
Balance at February 28, 1999        $    189     625     73,413     (33,922)        --            --          (48)          40,257
                                    ========   =====    =======    ========    =======        ======      =======          =======


Balance at March 1, 1999, (note 1)  $    189   1,720    498,569          --         --            --           --          500,478


Conversion of preferred stock
    (note 2)                              48      --     34,734          --         --            --           --           34,782


Exercise of stock options                 10      --     26,480          --         --            --           --           26,490

Stock compensation awards                 --      --        251          --         --            --           --              251

Accretion of redeemable
    convertible preferred
    stock                                 --      --       (829)         --         --            --           --             (829)

Executive stock compensation
    adjustment recorded by
    parent                                --      --         --          --         --        (5,999)          --           (5,999)

Deferred tax on executive
    stock appreciation rights
    payable                               --      --         --          --    (52,944)           --           --          (52,944)

Unrealized gain on available
    for sale securities, net
    of tax                                --      --         --          --         --            --      149,788          149,788

Foreign currency translation
    adjustment                            --      --         --          --         --            --           99               99

Net loss                                  --      --         --    (141,720)        --            --           --         (141,720)

                                    --------   -----    -------    --------    -------        ------      -------          -------
Balance at September 30, 1999       $    247   1,720    559,205    (141,720)   (52,944)       (5,999)     149,887          510,396
                                    ========   =====    =======    ========    =======        ======      =======          =======


See accompanying notes to consolidated financial statements.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                      Consolidated Statement of Cash Flows
                             (amounts in thousands)

                                                                                  Liberty          TCI            TCI
                                                                                  Digital         Music          Music
                                                                                  ---------      ---------      ---------
                                                                                  (note 1)
                                                                                   Seven           Two           Nine
                                                                                   Months         Months         Months
                                                                                   Ended          Ended          Ended
                                                                                  Sept. 30,       Feb. 28,      Sept. 30,
                                                                                    1999           1999           1998
                                                                                  ---------      ---------      ---------
                                                                                                  (note 9)
                                                                                              |
Cash flows from operating activities:                                                         |
   Net loss                                                                       $(141,720)  |     (4,344)       (15,765)
   Deduct (add):                                                                              |
        Loss from discontinued operation, net of tax                                 15,822   |      3,440         12,568
        Extraordinary item                                                           (7,700)  |         --             --
                                                                                  ---------   |  ---------      ---------
                                                                                              |
   Loss from continuing operations                                                 (133,598)  |       (904)        (3,197)
   Adjustments to reconcile net loss to net cash used in operating                            |
              activities:                                                                     |
      Depreciation and amortization                                                  30,071   |      2,502         10,208
      Share of (earnings) losses of affiliates                                        1,198   |          6           (107)
      Stock compensation                                                            190,283   |         85            369
      Provision for doubtful accounts                                                   388   |        153            320
      Income tax expense (benefit)                                                  (82,713)  |      1,049          2,221
      Writedown of inventory                                                             --   |         --          1,102
   Changes in operating assets and liabilities, net of the                                    |
              effect of acquisitions:                                                         |
      Trade receivables, prepaid and other current assets                            (2,763)  |        680         (2,411)
      Accounts payable, accrued expenses and other current                                    |
              liabilities                                                             4,219   |     (1,872)        (2,119)
                                                                                  ---------   |  ---------      ---------
Net cash used by continuing operations                                                7,085   |      1,699          6,386
Net cash used by discontinued operations                                            (12,199)  |     (2,739)       (15,409)
                                                                                  ---------   |  ---------      ---------
                                                                                              |
Net cash used by operating activities                                                (5,114)  |     (1,040)        (9,023)
                                                                                  ---------   |  ---------      ---------
                                                                                              |
Cash flows from investing activities:                                                         |
    Increase in investments accounted for under the equity method and                         |
      other investments                                                             (89,426)  |         --            350
    Cash paid for acquisitions                                                       (3,877)  |       (155)       (12,590)
    Capital expended for property and equipment                                      (3,772)  |     (2,053)        (7,191)
    Changes in other assets, net                                                        (58)  |        (92)           (59)
                                                                                  ---------   |  ---------      ---------
                                                                                              |
          Net cash used in investing activities                                     (97,133)  |     (2,300)       (19,490)
                                                                                  ---------   |  ---------      ---------
                                                                                              |
Cash flows from financing activities:                                                         |
    Proceeds from exercise of stock options                                           4,334   |         --             --
    Borrowing on note payable to bank                                                   464   |      4,500         34,300
    Borrowing on note payable to a related party                                      9,637   |         --             --
    Repayment of principal to related parties                                        (9,223)  |        (85)        (3,553)
    Repayment of notes payable to bank                                               (3,000)  |         --             --
    Repayment of principal, others                                                   (1,196)  |       (157)          (368)
    Redemption of preferred shares                                                     (148)  |         --             --
                                                                                  ---------   |  ---------      ---------
                                                                                              |
          Net cash provided by financing activities                                     868   |      4,258         30,379
                                                                                  ---------   |  ---------      ---------
                                                                                              |
          Net increase (decrease) in cash and cash equivalents                     (101,379)  |        918          1,866
                                                                                              |
Cash and cash equivalents, beginning of period                                      126,214   |      5,467          3,075
                                                                                  ---------   |  ---------      ---------
                                                                                              |
Cash and cash equivalents, end of period                                          $  24,835   |      6,385          4,941
                                                                                  =========   |  =========      =========

See accompanying notes to consolidated financial statements.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

(1)     Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and reflect transactions that have materially impacted the financial position and results of operations for the current period and that required necessary reclassifications in the corresponding prior year periods to conform with the current year reporting format as follows:

The transactions under the Contribution Agreement dated April 23, 1999 and approved by the stockholders in an annual meeting held on September 8, 1999, among TCI Music, Inc ("the Company"), Liberty Media Corporation (Liberty) and certain of its affiliates, as described in Note 2 required certain related party transactions to be recorded and accounted for at predecessor costs in a manner similar to a pooling of interests ("Contribution Transaction"). The Company also increased its authorized capitalization in connection with the Contribution Transaction as described in note 2.

In addition, Liberty applied "push down" accounting and transferred to the Company the fair value adjustments related to the assets of TCI Music, Inc. as recorded by Liberty upon completion of its merger with AT&T ("AT&T Merger") on March 9, 1999. For financial statement purposes, the Contribution Transaction and the fair value adjustments are deemed to have occurred on March 1, 1999. In connection with the Contribution Transaction, the Company changed its name to Liberty Digital, Inc. The accompanying financial statements presented herein prior to February 28,1999 are referred to as TCI Music and the financial statements retroactive to March 1, 1999 are referred to as Liberty Digital.

The table below reflects the accounts revalued by the Contribution Transaction and fair value adjustments recorded retroactively to March 1, 1999 (amounts in thousands).

                                                                             Liberty
                                    TCI Music                                Digital
                                   February 28,   Fair Value  Contribution   March 1,
                                      1999        Adjustment  Transaction     1999
                                   ------------   ----------  ------------   --------
Assets accounts
Cash and cash equivalents          $   6,385            --      119,829      126,214
Net assets of discontinued
     operations                       63,473        60,444           --      123,917
Investment in affiliates                 372            --          701        1,073
Other investments                         --            --      146,071      146,071
Property and equipment, net           14,075            --           96       14,171
Intangible and other assets          100,820       181,541      263,971      546,332

Liabilities and Equity accounts
Deferred tax liability             $  11,304        22,600      139,832      173,736
Preferred stock                       34,574            --      150,000      184,574
Common stock                             814            --        1,095        1,909
Paid in Capital                       73,413       185,415      239,741      498,569
Retained earnings (deficit)          (33,922)       33,922           --           --
Accumulated other comprehensive
     earnings (loss)                     (48)           48           --           --

Included in intangible and other assets is the Access Agreement transferred to the Company at a value of $250 million, which is being amortized over a period of nine years starting on March 1, 1999.

On July 15, 1999 MTV Networks, ("MTVN"), a division of Viacom International, Inc. and the Company formed MTVN Online L.P., a Delaware limited partnership (the "MTVN Partnership") pursuant to various arrangements and agreements entered into pursuant to a binding Letter Agreement dated May 19, 1999. As described in note 4, this transaction required the contribution of the net assets of the Company's Video segment and Internet segment to the MTVN Partnership. Accordingly, for financial statement purposes, such segments are reflected as discontinued operations in the current and corresponding prior year periods.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

After giving effect to the Contribution Transaction and the disposal of the Company's Video and Internet segments, the results of operations from continuing operations presented herein reflect the Audio segment and include a new segment referred to as "Interactive Media".

In the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

(2)     Organization

On March 9, 1999 AT&T acquired Tele-Communications, Inc. ("TCI") in the AT&T Merger. In the AT&T Merger, (1) TCI became a wholly owned subsidiary of AT&T,
(2) the businesses and assets of the Liberty Media Group and TCI Ventures Group were combined and (3) the holders of TCI's Liberty Media Group tracking stock and TCI Ventures Group tracking stock received in exchange for their shares a new class of tracking stock of AT&T intended to reflect the results of the combined Liberty Media Group and TCI Ventures Group. Following the AT&T Merger, AT&T's "Liberty Media Group" consists of the assets and businesses of TCI's Liberty Media Group and TCI Ventures Group. Liberty Digital is included in AT&T's "Liberty Media Group". Following the AT&T Merger, TCI became part of the AT&T Broadband and Internet Services division of AT&T ("AT&T Broadband").

On September 8, 1999 the Company increased the number of authorized shares of capital stock to 1,755,000,000 from 495,000,000, consisting of an increase in the authorized number of shares of Series A common stock to 1,000,000,000 from 295,000,000; an increase in the authorized number of shares of Series B common stock to 755,000,000 from 200,000,000; and authorized 150,000 shares of Convertible Preferred Stock, Series B ("Series B Preferred Stock").

On May 17, 1999, the Company called for redemption on June 11, 1999 all of the outstanding shares of its Series A Preferred Stock. In lieu of redemption, holders could convert each share of Series A Preferred Stock into three shares of Series A Common Stock. On June 11, 1999, all of the outstanding shares of Series A Preferred Stock were converted into Series A Common Stock except for 6,404 shares of Series A Preferred Stock which were redeemed. Liberty converted all of the shares of Series A Preferred Stock beneficially owned by it into shares of Series A Common Stock prior to the redemption date.

On September 9, 1999, the transactions contemplated by the Contribution Agreement, as amended, dated April 23, 1999 by and among the Company, Liberty Media Corporation ("Liberty") and certain of its affiliates were completed. Pursuant to the Contribution Agreement, Liberty contributed to the Company all of the outstanding stock of its wholly owned subsidiaries that were formed solely to hold some of Liberty's investments in interactive programming and content related assets (the "Contributed Subsidiaries"). In addition, Liberty assigned to the Company certain of its rights under the Access Agreement regarding the provision of certain interactive video services over the cable television systems of AT&T and its controlled affiliates (the "AT&T Systems"). The Access Agreement establishes a framework to negotiate definitive agreements for digital channel capacity on the AT&T Systems equal to one six-megahertz channel (which, under current digital compression technology, will enable carriage of between 12 and 15 video channels) to be used for interactive, category specific channels providing entertainment, information and merchandise programming, subject to certain conditions ("Interactive Video Services"). The material terms of the definitive agreements, other than those included in the Access Agreement, are subject to negotiation between the Company and AT&T. Pursuant to this assignment, the Company became subject to certain obligations imposed by the Access Agreement, including, but not limited to, AT&T's option to enter into joint ventures with the Company regarding the provision of such Interactive Video Services on the AT&T Systems, and, if such

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

ventures are formed, AT&T's right to acquire the Company's interest in such joint ventures at their fair market value after a three year period. In connection with the Contribution Agreement, the Board of Directors of Liberty adopted a policy that the Company will be the primary (but not exclusive) vehicle for the pursuit of corporate opportunities relating to interactive programming and content related services in the United States and Canada, subject to certain limitations.

Liberty has also agreed in the Contribution Agreement that it will use reasonable efforts to make available to the Company for its Interactive Video Services the benefits of the "preferred vendor status" to which Liberty is entitled under the Access Agreement with respect to the access, timing and placement of new programming services on the AT&T Systems. Both the assignment of rights with respect to Interactive Video Services and the agreement to make such benefits available to the Company are subject to the terms, conditions and obligations set forth in the Access Agreement, the Contribution Agreement and the assignment.

Liberty also contributed to the Company a combination of cash and notes payable to Liberty or one or more of its affiliates (which notes were assigned to Liberty prior to the closing of the Contribution Transaction) by the Contributed Subsidiaries and the Company equal to $150 million. Cash contributed retroactive to March 1, 1999 was $120 million, net of notes payable assumed by Liberty.

Finally, the Company adopted the Deferred Compensation and Stock Appreciation Rights Plan and entered into Deferred Compensation and Stock Appreciation Rights Agreements with Lee Masters, a director, President and Chief Executive Officer of the Company and Bruce W. Ravenel, a director and Executive Vice president of the Company. The Deferred Compensation and Stock Appreciation Rights Plan is comprised of a deferred compensation component and stock appreciation rights grants. The deferred compensation component provides Messrs. Masters and Ravenel with the right to receive an aggregate of 9 1/2% of the appreciation in the Series A common stock (as reflected by its market price) over a base price, subject to a maximum amount payable; and the stock appreciation rights provide them with the appreciation in the market price of the Series A common stock above the maximum amount payable under the deferred compensation component.

In consideration of the foregoing, the Company issued to Liberty (1) 109,450,167 shares of Series B Common Stock and (2) 150,000 shares of Series B Preferred Stock having an initial liquidation aggregate preference of $150 million.

The effective issue price of the shares of Series B Common Stock issued pursuant to the Contribution Agreement was based on the average of the daily closing prices of the Series A Common Stock on the Nasdaq SmallCap Market for the 30 day period ended April 5, 1999 (the day before the public announcement of the Contribution Transaction) rounded down to the nearest cent. That average market price was $4.66 per share. The conversion price for the Series B Preferred Stock issued pursuant to the Contribution Agreement was 125% of the average market price used to calculate the issue price of the Series B Common Stock, or $5.825.

At September 30, 1999, after giving effect to the redemption of Series A Preferred Stock and the completion of the Contribution Transaction, Liberty beneficially owns approximately 48.5% of the Series A Common Stock, 100% of the Series B Common Stock, and 100% of the Series B Preferred Stock. As a result, Liberty beneficially owns shares representing approximately 99.4% of the voting power of all outstanding capital stock of the Company. In addition, Liberty will be able to acquire beneficial ownership of up to an additional 25,751,100 shares of Series B Common Stock upon conversion of the Series B Preferred Stock.

(3)     Liberty Digital Convertible Preferred Stock - Series B

The Company's preferred stock may be divided and issued in one or more series from time to time as determined by the Board of Directors of the Company. As of September 30, 1999, the Company is authorized to issue 5,000,000 shares of the Company's preferred stock of which 150,000 shares were designated as Series B Preferred Stock and issued to Liberty pursuant to the Contribution

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

Agreement as described in note 2. The Series B Preferred Stock may be converted by the holder at any time into shares of Series B Common Stock at the conversion rate of 171.674 shares of Series A Common Stock for each share of Series B Preferred Stock, subject to certain adjustments for antidilution, dividends and distributions. The Series B Preferred Stock accrues dividends at 5% per annum based on the liquidation preference per share. Such dividends are payable quarterly when the board of directors of Liberty Digital declares such cash dividends. Dividends not paid on any dividend payment date are added to the liquidation preference on such date and remain a part of the liquidation preference until such dividends are paid. Upon a "default" (as defined), the rate per annum at which dividends will accrue increases to 7% per annum. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any parity securities or any junior securities (including common stock) during any period in which the Company is in arrears with respect to payment of dividends on Series B Preferred Stock.

Holders of Series B Preferred Stock are not entitled to vote on any matters submitted to a vote of the shareholders of Liberty Digital, except as required by law and other limited exceptions.

The liquidation preference of each share of the Series B Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such share which have been added to and remain a part of the liquidation preference as of such date, plus (c) for purposes of the liquidation, redemption and conversion provisions of the Series B Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

Shares of Series B Preferred Stock are redeemable at the option of the Company at any time after June 30, 2006 at a redemption price per share payable in cash equal to the liquidation preference of such share on the redemption date. Any redemptions by the Company are required to be made pro rata if less than all shares of Series B Preferred Stock are to be redeemed.

At any time on or after June 30, 2006, or prior to that date if a "default" (as defined) has occurred and is continuing, any holder of Series B Preferred Stock has the right to require the Company to redeem all or any portion of such holder's shares for a redemption price per share payable in cash equal to the liquidation preference of that share on the redemption date.

(4)     Discontinued Operations

Video Segment (The Box) and Internet Segment (SonicNet)

On July 15, 1999, MTVN and the Company formed the MTVN Partnership. MTVN Partnership's business will develop, operate, manage, market, distribute and license text, audio and video music, music-related and music-themed services online and engage in reasonably related activities, including e-commerce applications and consumer oriented commercial transactions (the "MTVN Partnership Business"). With certain exceptions, the Company contributed to the MTVN Partnership substantially all of the assets and businesses of SonicNet and The Box, and the stock of their respective subsidiaries which exclusively conduct their respective international businesses. MTVN contributed to the MTVN Partnership the assets and businesses owned or controlled by it that constituted all of its current or planned assets and businesses engaged, or to be engaged, exclusively in the MTVN Partnership Business, including those assets and businesses used exclusively in connection with their MTV.com, VH1.com and Imagine Radio businesses, and all wholly owned international assets and businesses engaged exclusively in the MTVN Partnership Business. For their respective contributions, the Company received an aggregate 10% limited partnership interest and MTVN received an aggregate 90% general and limited partnership interest in the MTVN Partnership.

In connection with the negotiation of the Letter Agreement, the Company entered into an agreement dated May 18, 1999, with AT&T Broadband, as an inducement to AT&T Broadband to enter into a revised affiliation agreement with MTVN for the distribution of MTVN's services on AT&T Broadband

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

cable systems. AT&T Broadband's entering into a revised affiliation agreement was a condition of MTVN's entering into the Letter Agreement. Pursuant to this agreement, on the first to occur of the closing of the MTVN Partnership's initial public offering and the second anniversary of the closing under the Letter Agreement (or the fifth anniversary of the closing, if extended by AT&T Broadband because the public offering has not occurred by the second anniversary of the closing), the Company will become obligated to pay AT&T Broadband an amount equal to 10% of the Excess Value (as defined below) of its equity interest in the MTVN Partnership, but in no event more than $30 million, nor less than $15 million. The Excess Value means the amount by which (a) the average market price or appraised fair market value of the Company's equity interest in the MTVN Partnership exceeds (b) the sum of (x) the lesser of $175 million and the value of the Company's interest in the MTVN Partnership as determined in accordance with certain provisions of the Letter Agreement and (y) any additional capital contributions made by the Company to MTVN Partnership. The Company may pay such amount in cash or shares of its Series A common stock (at market value). At September 30, 1999 the minimum liability to AT&T for $15 million was recorded by the Company as part of its investment in the MTVN Partnership.

The net assets of the Company's Video and Internet segments contributed to the MTVN Partnership, after giving effect to the fair value adjustments resulting from the AT&T Merger are as follows (amounts in thousands):

                                                       Video       Internet
                                                     --------      --------
Current assets                                       $  5,768         1,189
Property and equipment                                 10,736           732
Other assets                                            6,267           425
Intangible assets                                      48,008        56,739
Accounts payable and accrued liabilities               (6,800)       (1,607)
Long term liabilities                                  (1,457)           --
                                                     --------      --------
Total net assets of discontinued operations          $ 62,522        57,478
                                                     ========      ========

Giving consideration to the Company's ownership percentage and partnership governance in the MTVN Partnership, the Company recorded its investment at the carrying value of the net assets relinquished, which includes the liability to AT&T, of $135 million and accounts for the MTVN Partnership under the lower of cost or net realizable value.

As a result of the above transaction, prior to July 15, 1999, the net assets of the Company's Video and Internet segments were reflected as "net assets of discontinued operations" in the consolidated balance sheet and its operating results were reflected as "loss from discontinued operations" for the periods presented in the consolidated statement of operations and comprehensive income.

Paradigm Associated Labels

On December 21, 1998 the Company decided to discontinue the operations and sell the assets of Paradigm Associated Labels ("PAL"), which was a separate operating entity acquired on December 8, 1997 and an integral part of the Internet segment. In February 1999 the Company executed a letter of intent with Ground Zero Entertainment ("Ground Zero") for Ground Zero to acquire certain of the assets of PAL in exchange for assumption of all operating liabilities starting March 1, 1999. The disposal of PAL was accounted for as a discontinued operation and its operating assets were fully written off in 1998. As a result of PAL's disposal and losses incurred, the Company had recorded an income tax benefit amounting to $1.1 million which is reflected as part of income tax receivable, related party for the periods presented in the accompanying balance sheet. The remaining balance of the liabilities accrued by the Company in connection with PAL's discontinuance in 1998 were $251,000 and $998,000 at September 30, 1999 and December 31, 1998 respectively. This transaction is currently the subject of litigation as discussed in Note 13. As a result of this litigation, during the seven months ended September 30, 1999, the Company has accrued an additional $300,000 reserve for potential cost associated with its disposal.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

The following table presents operating results and cost of disposal of discontinued operations for the periods presented below:

                                      Video                       Internet
                            --------------------------   --------------------------
                             January 1     January 1      January 1     January 1
                               thru          thru           thru           thru
                              July 15     September 30     July 15     September 30
                               1999          1998           1999           1998
                            -----------   ------------   -----------   ------------
Revenue                     $  14,693        18,593           1,321        2,445
                               ------        ------           -----        -----

Gain (Loss) from
      operations and cost
      of disposal             (19,679)       (9,134)        (10,230)      (8,057)
Income tax benefit              7,005         2,456           3,642        2,167
                              -------       -------         -------      -------
                            $ (12,674)       (6,678)         (6,588)      (5,890)
                              =======       =======         =======      =======


                                      Video                       Internet
                            --------------------------   --------------------------
                            July 1 thru   July 1 thru    July 1 thru   July 1 thru
                              July 15     September 30    July 15      September 30
                               1999          1998           1999           1998
                            -----------   ------------   -----------   ------------
Revenue                     $  1,268         7,110          1,645            899
                              ------        ------         ------         ------
Gain (Loss) from
      operations and cost
      of disposal              1,588        (2,887)          (299)        (3,012)
Income tax benefit
      (expense)               (1,540)          844            290            880
                              ------        ------         ------         ------
                            $     48        (2,043)            (9)        (2,132)
                              ======        ======         ======         ======

(5)      Related Party Transactions

Pursuant to the Amended Contribution Agreement between the successor to TCI in the AT&T Merger ("AT&T Sub") and the Company effective since July 1, 1997, AT&T Sub is required to deliver, or cause certain of its subsidiaries to deliver to the Company the annual payments, aggregating $18 million, adjusted annually through 2017 (the "Annual AT&T Payments"). The agreement also requires the Company to pay AT&T Sub charges for certain services rendered in connection with the Annual AT&T Payments. Such charges are included in operating expenses in the accompanying consolidated statements of operations and comprehensive income.

Pursuant to an affiliation agreement between Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of AT&T, and the Company (the "SSI Affiliation Agreement"), effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute DMX services to commercial and residential customers for a 10-year period in exchange for licensing fees paid by SSI to the Company. Under the SSI Affiliation Agreement, SSI pays an annual fee to the Company of $8.5 million subject to annual adjustments. In addition, the Company receives subscriber revenue from AT&T Broadband for the distribution of DMX services through AT&T Broadband's digital business.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

The following table summarizes the related party transactions as described above for the periods reflected in the accompanying statement of operations and comprehensive income (amounts in thousands):

                                  Three           Three           Seven            Two            Nine
                                  Months          Months          Months          Months         Months
                                  Ended           Ended           Ended           Ended           Ended
                                Sept. 30,       Sept. 30,       Sept. 30,        Feb. 28,       Sept. 30,
                                  1999            1998            1999             1999           1998
                                ---------       ---------       ---------        --------       ---------
                                            |                                |
Revenue from Annual AT&T                    |                                |
      Payments                  $  4,867    |     4,930          11,406      |     3,296         14,952
Operating charges paid to                   |                                |
      AT&T Sub                      (367)   |      (430)           (906)     |      (296)        (1,452)
Revenue from SSI                   2,125    |     2,125           4,958      |     1,417          6,375
Revenue from AT&T Broadband          783    |       785           1,548      |       470          2,592

On March 19, 1999, the Company signed a promissory note with Liberty which allowed the company to draw funds from time to time up to a total of $15 million at 9.5% interest per annum payable on June 30, 2006. The Company had drawn funds of $8.9 million and had recorded interest of $215,000 prior to full payment of this note on September 9, 1999 from cash received under the Contribution Transaction with Liberty as described in note 2. In addition, at September 30, 1999, the Company owes Liberty for cash advances amounting to $775,000 which are reflected as other liabilities, related parties in the accompanying consolidated balance sheet.

The Company has an outstanding debt obligation of $263,000 to National Digital Television Center, Inc. (NDTC), a subsidiary of AT&T. Such obligation extends through the year 2000 and bears interest at 9.5%. At September 30, 1999 and at December 31, 1998, the debt is reflected as part of the current portion of debt, including related party debt in the consolidated balance sheet.

The Company leases certain office space, uplinking and satellite services from NDTC. Total expenses under such lease agreements are reflected in the consolidated statements of operations and comprehensive income as follows (amounts in thousands):

                                  Three           Three           Seven            Two            Nine
                                  Months          Months          Months          Months         Months
                                  Ended           Ended           Ended           Ended           Ended
                                Sept. 30,       Sept. 30,       Sept. 30,        Feb. 28,       Sept. 30,
                                  1999             1998           1999             1999           1998
                                --------        --------        --------         -------        --------
                                           |                                |
Operating Expenses              $  1,300   |       1,096           2,942    |        773           3,339
Loss from discontinued                     |                                |
     operations                       82   |         440             656    |        281           1,201


The Company was included in the consolidated federal income tax return of TCI up to February 28, 1999. Starting March 1, 1999, the Company is included in the consolidated tax return of AT&T and is party to a Tax Liability Allocation and Indemnification Agreement with its parent, Liberty, dated September 9, 1999, (the "Tax Sharing Agreement"). The income tax provision for the Company is calculated based on hypothetical tax liability determined as if the Company filed a separate tax return.

Under the Tax Sharing Agreement, the Company will record a current intercompany tax benefit from Liberty in periods when it generates taxable losses and such losses are utilized by Liberty to reduce its income tax liability. In periods when the Company generates taxable income, the Company will record current intercompany tax expense. To the extent that the cumulative intercompany tax expense is

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

greater than the cumulative benefit, the Company will settle such excess liability in cash to Liberty.

Further, the Company has agreed to pay Liberty for any income tax benefits realized with respect to the Deferred Compensation and Stock Appreciation Rights Plan. At September 30, 1999 the Company has recorded $52.9 million of deferred tax benefits related to this plan as a separate component of stockholders' equity.

(6)     Debt

On December 30, 1997 the Company entered into a revolving loan agreement (the "Revolving Loan Agreement") with several banks, which provides for borrowings up to $100 million. Interest on borrowings under the agreement is tied to London Interbank Offered Rate ("LIBOR"), plus an applicable margin dependent upon the Company's leverage ratio, (as defined in the Revolving Loan Agreement), for the preceding quarter or at the bank's base rate. The Revolving Loan Agreement matures on June 30, 2005 with principal reductions beginning semi-annually on June 30, 2000 based on a scheduled percentage of the total commitment. Interest on the loan has been fully paid as of September 30, 1999. At December 31, 1998 accrued interest of $535,000 was included in accrued liabilities. The outstanding amounts of borrowings at September 30, 1999 and December 31, 1998 are $97,000,000 and $95,036,000 respectively. The scheduled payment of $1.5 million for June 30, 2000 is reflected as current in the accompanying consolidated balance sheet at September 30, 1999.

On September 30, 1999, the Company made a $3 million payment and simultaneously issued a $3,000,000 letter of credit under its existing credit facility to secure a promissory note issued on October 1, 1999 to the former owner of an acquisition completed on October 1, 1999. The letter of credit was issued for a twelve month period with an automatic annual renewal and a monthly reduction of $50,000 beginning in January, 2000.

The Company assumed debt and issued notes payable to former owners in connection with acquisitions made in 1998 and during the nine months ended September 30, 1999. The life of the notes vary from 6 months to 36 months and bear interest that range from 5% to the Prime Rate. The balance of the notes total $3.8 million of which $1.8 million is classified as current in the accompanying consolidated balance sheet at September 30, 1999.

The fair market value of the Company's debt approximated its carrying value at September 30, 1999.

(7)      Stock Options and Stock Appreciation Rights

Certain officers and key employees of the Company are party to stock based compensation arrangements, as described below:

Participants under the Company's 1997 Stock Incentive Plan hold options with tandem stock appreciation rights, which base compensation on the performance of the Company's stock.

Participants under the Deferred Compensation and Stock Appreciation Rights Plan (approved on September 9, 1999) hold stock appreciation rights which base compensation on the performance of the Company's stock. For accounting purposes, the grants made under this plan have been treated as though they were effective at the time the participants began providing services to the Company, April 6, 1999.

The participant under Liberty's Internet SAR Plan holds appreciation rights which base compensation on the fair value of certain investment securities formerly held by Tele-Communications, Inc. ("the internet securities"). The participant in this plan performs the majority of services for the Company and therefore Liberty has allocated compensation expense earned under the plan to the Company.

Stock compensation expense has been recorded in the accompanying financial statements pursuant to APB Opinion No. 25. These estimates are subject to future adjustments based upon vesting and the

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

market value of the Company's Series A Common Stock and the internet securities and, ultimately, on the final determination of market value when the rights are exercised. The consolidated statements of operations and comprehensive income for the seven months September 30, 1999 included tandem stock appreciation rights exercised for $22.2 million of which $13.1 million was reflected as stock compensation expense and $9.1 million was reflected as part of the loss from discontinued operations. In addition, accrued expenses for tandem stock appreciation rights based on the market price of the Company's Series A Common Stock at September 30, 1999, amounted to $178.1 million of which $177.3 million was reflected as stock compensation expense and $851,000 as part of loss from discontinued operations for the seven months ended September 30, 1999. The total tandem stock appreciation rights liability is $188.9 million of which $127.4 is reflected as current and $61.5 million, is reflected as long term in the consolidated balance sheet at September 30, 1999.

(8)      Earnings (Loss) Per Common and Potential Common Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

The following table sets forth the computation of net income (loss) attributable to common shareholders and weighted average outstanding common shares used in the computation of basic loss per share and diluted earnings per share in the accompanying statement of operations and comprehensive income (amounts in thousands):

                                        Three           Three         Seven           Two           Nine
                                        Months          Months       Months          Months         Months
                                        Ended           Ended         Ended          Ended          Ended
                                      Sept. 30,       Sept. 30,     Sept. 30,       Feb. 28,       Sept. 30,
                                        1999             1998         1999           1999            1998
                                     ---------        --------      --------        -------        --------
                                                 |                              |
Net income (loss) on dilutive                    |                              |
     basis                           $  30,873   |     (5,290)      (141,720)   |    (4,344)       (15,765)
                                                 |                              |
Accretion of redeemable                          |                              |
     convertible preferred stock          (472)  |       (363)          (829)   |      (252)        (1,111)
                                     ---------   |     ------       --------    |    ------        -------
Diluted income (loss)                $  30,401   |     (5,653)      (142,549)   |    (4,596)       (16,876)
                                     =========   |     ======       ========    |    ======        =======
                                                 |                              |
                                                 |                              |
Weighted average shares                          |                              |
      outstanding - basic              196,132   |     81,049        189,368    |    81,377         81,049
Series B Preferred Stock                25,751   |         --             --    |        --             --
Stock appreciation rights                7,369   |         --             --    |        --             --
                                     ---------   |     ------       --------    |    ------        -------
Weighted average shares                          |                              |
      outstanding - dilutive           229,252   |     81,049        189,368    |    81,377         81,049
                                     =========   |     ======       ========    |    ======        =======

(9)      Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash paid for interest was $4.0 million and $2.1 million for the seven months and two months ended September 30, 1999 and February 28, 1999 respectively and $3.7 million for the nine months ended September 30, 1998. Cash paid for taxes for the periods presented was not material.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

Significant non-cash investing and related financing activities for the periods ended February 28, and September 30, are as follows (amounts in thousands):

                                                Seven           Two            Nine
                                                Months         Months         Months
                                                Ended          Ended          Ended
                                              Sept. 30,       Feb. 28,      Sept. 30,
                                                 1999          1999            1998
                                              ---------      ---------      ---------
                                                          |
Fair value of investment in MTVN                          |
               Partnership                    $ 135,000   |         --             --
Less:  Net assets of discontinued                         |
               operations contributed          (120,000)  |         --             --
       Related party liability assumed          (15,000)  |         --             --
Fair value of other business acquired             6,475   |        221         18,430
Other liabilities assumed                            --   |         (6)        (1,112)
Debt issued                                      (2,598)  |        (60)        (1,998)
Common stock issued in agreements                    --   |         --         (2,730)
                                              ---------   |  ---------      ---------
                                                          |
Cash paid for acquisitions                    $   3,877   |        155         12,590
                                              =========   |  =========      =========

(10)     Derivative Financial Instruments

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures on net investments in foreign operations. As of September 30, 1999, the Company has not entered into any derivative contracts nor does it hold any derivative financial instruments.

(11)     DMX-Europe N.V.

The Company had a negative investment in DMX-Europe N.V. ("DMX-E"), a 100% owned entity, prior to December 31, 1997. This negative investment resulted from DMX-E ceasing operations and being placed into receivership during 1997. Accordingly the Company wrote off its assets and made accruals for losses and cost of its disposal netting to $9.1 million, which the Company recorded as a liability defined as a negative investment in DMX-E.

On September 1, 1999 the Company was notified by its counsel in the United Kingdom that the liquidation of DMX Europe (UK) Limited was completed. The completion of the liquidation has resulted in an extraordinary gain of $7.7 million for the seven months ended September 30, 1999. As of September 30, 1999 DMX-Europe N.V. remains in receivership.

(12)     Commitments and Contingencies

Parent Guarantees

The Company has guaranteed certain contracts of DMX-E related to DMX-E's uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against the Company under the guarantees. The Company has also guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

elektronische Kommunikation GmbH ("Selco"), and the related side letter agreement (the "Selco Agreement"). The Company cannot estimate the amount of any potential claims at this time under such guarantee. However, the Company has received a letter from counsel for Selco requesting that the Company make a proposal to settle claims alleged by Selco for damages in the amount of approximately $2.5 million with respect to a guarantee by the Company of obligations of DMX-E under the Selco Agreement. On April 8, 1999 the Company made Selco a settlement offer in the amount of $250,000. Selco has responded to the settlement offer by requesting an increase in the settlement offer amount. On August 25, 1999 the Company made another settlement offer to Selco in the amount of $500,000. Selco has not responded to this settlement offer. The Company has accrued $900,000 based on the facts available as of the date of this Form 10-Q. Notwithstanding the foregoing settlement offer, no assurance can be given that Selco will not continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether the Company will be held liable for an amount in excess of the amount accrued.

(13)     Legal Actions

In February 1999 the Company entered into a transaction with Ground Zero pursuant to which the Company transferred certain assets of PAL to Ground Zero. Disputes have arisen between the Company and Ground Zero regarding the obligations imposed on and liabilities assumed or retained by the parties to the transfer, and Ground Zero and a related entity have commenced a lawsuit against the Company seeking, among other things, to rescind the transaction. The Company has filed a motion seeking dismissal of all claims asserted against it. The Company believes that it has meritorious defenses to the claims and meritorious counterclaims to assert against Ground Zero. The Company intends vigorously to defend this litigation.

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

On or about December 8, 1998, Broadcast Music, Inc. ("BMI") initiated an action against the Company and others in the United States District Court for the Southern District of New York. The action is being brought by BMI for a determination of a reasonable license fee for the right to use music in the BMI repertory. The parties are currently in the discovery process and have submitted briefs to determine the issues in the case.

From time to time the Company may be a party to legal actions arising in the ordinary course of business, including claims by former employees. In the opinion of the Company's management, after consultation with counsel, disposition of such matters are not expected to have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

(14)     Information about the Company's Segments

The Company has two reportable business segments: "Audio", which represents the operations of DMX, a company engaged in programming, distributing and marketing a digital music service delivered to homes and businesses via cable or satellite; and "Interactive Media, a segment engaged in the development of interactive television businesses that take advantage of the opportunities of interactive programming content and interactive television.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

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

                                                       Seven Months                Two Months    Nine Months
                                                         Ended                       Ended         Ended
                                                        Sept. 30,                   Feb. 28,      Sept. 30,
                                                          1999                        1999          1998
                                         ------------------------------------      ----------    ----------
                                                      Interactive
                                          Audio          Media         Total         Audio         Audio
                                         --------     -----------    --------      ----------    ----------
                                                                                |
Revenue                                  $ 38,844            --        38,844   |    10,547       41,684
                                                                                |
Income (loss) from continuing                                                   |
      operations before income taxes      (73,118)     (143,193)     (216,311)  |       145         (976)
                                                                                |
Capital expended for property and                                               |
      equipment and acquisitions         $  7,610            97         7,707   |     2,300       19,840


                                                    September 30,                         December 31,
                                                       1999                                  1998
                                  -----------------------------------------------         ------------
                                                    Interactive
                                    Audio              Media              Total              Audio
                                  ---------         -----------         ---------          ---------
Segment assets                    $ 425,134            824,445          1,249,579            136,415

Net assets of discontinued
      operations                         --                 --                 --             69,774
                                  ---------          ---------          ---------          ---------

                                  $ 425,134            824,445          1,249,579            206,189
                                  =========          =========          =========          =========


The operations of the Interactive Media segment for 1999 started retroactive on March 1, 1999.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

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

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industry in which the Company has interests or operations; uncertainties inherent in new business strategies; uncertainties inherent in the changeover to year 2000, including the Company's projected state of readiness, the projected cost of remediation, the expected date of completion of each program or phase, the projected worst case scenarios; and the expected contingency plans associated with such worst case scenarios; new product launches and development plans; rapid technological changes; development and provisions of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations; changes in the nature of key strategic relationships with partners and joint venturers; and competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Any statement contained within Management's Discussion and Analysis of Financial Condition and Results of Operations related to year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Year 2000

During the three months ended September 30, 1999, the Company, in conjunction with AT&T, continued its enterprise-wide comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. AT&T's year 2000 remediation efforts include an assessment of the Company's most critical systems, equipment, and facilities. AT&T also continued its effort to verify the year 2000 readiness of the Company's significant suppliers and vendors and continued to communicate with significant business partners to assess such partners year 2000 status.

AT&T has a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on Liberty Digital's year 2000 remediation efforts. At September 30, 1999, it was comprised of a 133 member, full time staff accountable to the executive management of AT&T. The PMO has defined a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. Such approach is expected to provide a detailed method for tracking the evaluation, repair and testing of the Company's critical systems, software and equipment. Phase 1, Assessment, involves the inventory of all critical systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant critical equipment and systems. Phase 3, Testing involves testing the Company's critical systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

At September 30, 1999, the Company has completed all phases of its remediation efforts.

The Company has also completed the inventory and assessment of critical systems with embedded technologies that impact its operations and has determined the correct remediation approach.

During the three months ended September 30, 1999, AT&T continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations. The year 2000 readiness of such vendors and suppliers is critical to continued provision of the Company's services. AT&T has examined the public disclosures regarding compliance status made by vendors of critical systems products utilized by the Company (such as addressable controllers, accounting systems and other critical hardware and software), and is in the process of examining the public disclosures regarding compliance status made by critical suppliers (such as utilities, banking, and similar critical operational services). The majority is either year 2000 ready, requires the implementation of an adjustment to the company's systems, or is expected to be year 2000 ready by year end. Verification of the survey results may include, as deemed necessary, conducting functionality tests, reviewing vendors' test data certifications, engaging in regular conferences with vendors' year 2000 teams, or re-examining public disclosures for changes in statues. For those vendors and suppliers who do not expect to be year 2000 ready by December 31, 1999, or are deemed to be critical to the Company's operations, contingency planning efforts are underway to make such changes as are required to continue critical operations.

Year 2000 expenses and capital expenditures incurred during the three months ended September 30, 1999 were immaterial. Although no assurances can be given, management currently expects that (i) cash flow from operations will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with Liberty Digital's year 2000 program will not be material to the Company's financial position, results of operations or cash flows.

AT&T is a widely distributed enterprise in which allocation of certain resources, including IT support is decentralized. Accordingly, neither AT&T nor the Company consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an information technology ("IT") budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

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

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

In the event that the local public utility cannot supply power, the Company expects to supply power for a limited time to its Denver studio through backup generators.

The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios.

The Company does not presently anticipate that there will be material losses from any claims of breach of contract due to year 2000 issues.

Summary of Operations

The Company's continuing operations represent the Audio segment and the Interactive Media segment. The Audio segment (DMX) is engaged in programming, distributing and marketing a digital music service (DMX Service) delivered to homes and businesses. The Interactive Media segment was added as a result of the Contribution Transaction completed on September 9, 1999 as discussed in note 2 to the accompanying financial statements. This new segment is engaged in the development of interactive businesses that take advantage of the opportunities of interactive programming content and interactive television. The addition of the Interactive Media segment was accounted for as an "as-if" pooling of interest, since the transaction was between entities under common control. Accordingly, the operations of the Interactive Media segment was recorded retroactive to March 1, 1999. The Interactive Media segment did not have any revenue during the seven months ended September 30, 1999.

For purposes of comparison to prior periods, the nine months ended September 30, 1999 represent the operations of the Audio segment for the two months ended February 28, 1999 and the combined operations of the Audio and Interactive Media segments for the seven months ended September 30, 1999. The nine months and three months ended September 30, 1998 represent only the operations of the Audio segment.

A principal amount of the Audio segment revenues are derived from certain payments made by the successor to TCI in the AT&T Merger AT&T Sub under the Amended Contribution Agreement. Pursuant to the Amended Contribution Agreement, AT&T Sub is required to deliver, or cause certain of its subsidiaries to deliver to the Company the Annual AT&T Payments (monthly payments aggregating $18 million annually, adjusted annually through 2017). The adjusted Annual AT&T Payments for the nine months and three months ended September 30, 1999 were $14.7 million and $4.9 million respectively. The Annual AT&T Payments represent the revenues received by AT&T Broadband affiliates from the sales of DMX Service net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to the Company.

Revenue

Total revenue resulting from the Audio segment, increased $7.7 million, or 18.5%, and $1.2 million, or 8.4%, for the nine months ended and three months ended September 30, 1999 respectively, compared to the corresponding periods in the prior year. Revenue increases were attributable to the continued growth in DMX's commercial subscriber bases contributed by the nine new markets added during 1998 and revenues from four acquired markets completed during the first half of 1999. Revenue increases for the nine months ended included a $2.8 million settlement from Primestar for the loss of future revenues after the DMX Service was terminated from distribution to Primestar customers on April 28, 1999 as a result of the acquisition of Primestar by Hughes Electronics Corp.

Operating Expenses

Operating expenses increased $1.5 million, or 16.1%, and $1.2 million, or 45.6%, for the nine months ended and three months ended September 30, 1999 respectively, as compared to the corresponding periods in the prior year. The increase for each period pertains to the Audio segment and was primarily attributable to higher music rights and royalty expenses for the nine months and three months ended September 30, 1999

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

commensurate with the increase in subscriber fee revenue. Offsetting the increase in expenses during the nine months ended was sublease income of $300,000 from the sublease of satellite equipment, which sublease terminated in April 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.8 million, or 37.9%, and $2.3 million, or 34.3%, for the nine months ended and three months ended September 30, 1999 respectively, compared to the corresponding periods in the prior year. Of the increase, the Audio segment increased by $4.3 million or 29.0% and $1.2 million or 22.1% for the nine months ended and three months ended September 30, 1999 as a result of increased personnel, occupancy and promotional expenses associated with DMX's expansion of its commercial business in nine new markets added during 1998 and four acquired markets in 1999. Also included in the increase was Interactive Media segment's expenses of $2.1 million and $1.1 million for the seven months ended and three months ended September 30, 1999. These expenses consist principally of salaries, consulting, professional fees and travel associated with the management of investment assets and formation of the interactive media business.

Stock Compensation

Stock compensation expense increased $190 million for the nine months ended September 30, 1999 compared to the corresponding period in the prior year. This increase was primarily the result of expense accruals for executive deferred compensation and tandem stock appreciation rights ("SARs") earned under the deferred compensation and stock appreciation rights plan pursuant to APB Opinion No. 25. This accrued expense was $178.1 million, of which $851,000 was reflected as part of the loss from discontinued operations. During the nine months ended September 30, 1999, the trading price of the Series A Common Stock increased from $5.25 on April 6, 1999 to $23.32 per share at September 30, 1999. Such increase in the share price was due to the April 6, 1999 announcement of a proposed contribution transaction between the Company, Liberty, and wholly owned subsidiaries of Liberty that resulted in a definitive Contribution Agreement dated April 23, 1999 and completed on September 9, 1999 (as described in note 2 and 7 to the accompanying consolidated financial statements),

In addition, during the nine months ended September 30, 1999, there were 941,560 tandem SARs exercised at a weighted average market price of $28.13 per share. This resulted in total expense of $22.2 million upon exercise of which $13.1 million was reflected as stock compensation expense and $9.1 million as part of the loss from discontinued operations.

Stock compensation expense decreased $49.4 million for the quarter ending September 30, 1999 from the quarter ended June 30, 1999 due to the decline in the trading price of Series A Common Stock from $35.37 at June 30, 1999 down to $23.32 at September 30, 1999. Accordingly the accruals for SARS earned at June 30, 1999 and still outstanding at September 30, 1999 were adjusted to reflect the decrease of $12.05 per share or a total adjustment of $55.8 million recorded as a reduction of stock compensation expense for the quarter. Offsetting this adjustment is SARs paid during the quarter ended September 30, 1999 for $10.9 million of which $6.4 million is reflected as stock compensation expense and $4.5 million as part of loss from discontinued operations.

Merger Cost

During the period April 6, 1999 through September 30, 1999, the Company incurred investment banking fees and professional fees related to the completion of the Contribution Transaction between the Company and Liberty as discussed in note 2.

Inventory Writedown

During the second quarter of 1998, certain digital commercial tuners were written down by $1.1 million as a result of physical inventory adjustments at the field locations and pricing adjustments to lower of cost or market.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

Depreciation and Amortization

Depreciation and amortization expense increased $22.4 million and $9.6 million for the nine months ended and three months ended September 30, 1999 respectively, compared to the corresponding periods in the prior year. Such increases in each period was attributable to the amortization of the fair value adjustments and Access Agreement transferred to the Company as a result of the Contribution Agreement as explained in note 2 to the accompanying financial statements. This amortization expense amounts to $19.9 million and $8.9 million for the seven months ended and three months ended September 30, 1999 respectively. The balance of the increase in each period was primarily attributable to the additions of property and equipment and intangibles resulting from acquired businesses made by DMX during 1998 and the nine months ended September 30, 1999.

Interest Expense, unaffiliated

Interest expense and financing cost increased $879,000 and $59,000 for the nine months ended and three months ended September 30, 1999, respectively compared to the corresponding periods in the prior year. At September 30, 1999 the Company had outstanding borrowings from unrelated parties of $99.0 million under variable-rate debt agreements compared to $88.2 million at September 30, 1998.

Losses from Discontinued Operations

The losses from discontinued operations represent the operating losses and additional costs of disposal of the Video and Internet segments of the Company up to July 15, 1999 as a result of the MTVN Partnership in July 1999 and disposal of PAL in 1998 as described in note 4 to the accompanying consolidated financial statements. The components of these losses are as follows (amounts in thousands):

                                 July 1 thru       July 1 thru      January 1 thru    January 1 thru
                                   July 15         September 30        July 15         September 30
                                     1999              1998              1999              1998
                                 ------------      ------------     --------------    --------------
Revenues                         $   2,913             8,009            16,014            21,038
Gain (loss) from operations and
     cost of disposal                1,289            (5,899)          (29,909)          (17,191)
Income tax benefit                  (1,250)            1,724            10,647             4,623
                                   -------           -------           -------           -------
Net loss                         $      39            (4,175)          (19,262)          (12,568)
                                   =======           =======           =======           =======

Extraordinary Item - Other income

The Company had a negative investment in DMX-E, a 100% owned entity, prior to December 31, 1997. This negative investment resulted from DMX-E ceasing operations and being placed into receivership during 1997. Accordingly the Company wrote off its assets and made accruals for losses and cost of its disposal netting to $9.1 million, which the Company recorded as a liability defined as a negative investment in DMX-E.

On September 1, 1999 the Company was notified by its counsel in the United Kingdom that the liquidation of DMX Europe (UK) Limited was completed. The completion of the liquidation has resulted in a reduction in the reserve for discontinued operation of $7.7 million. As of September 30, 1999 DMX-Europe N.V. remains in receivership. This reduction was recorded as an extraordinary item other income in the accompanying consolidated statement of operations and comprehensive income.

Liquidity and Capital Resources

Prior to the Contribution Transaction, as discussed in note 2 to the accompanying financial statements, for the two months ending February 28, 1999, the Company's financing activities generated funds of $4.3 million, through bank borrowings, for its use in operating activities of $1.0 million and for its investing activities of $2.3 million, principally in the purchase of property and equipment.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

Pursuant to the Contribution Agreement, Liberty Media and certain of its subsidiaries transferred cash of $120 million, among other assets and investments to the Company retroactive to March 1, 1999. On March 1, 1999, the Company started with a beginning cash balance of $126.2 million. During the period March 1 through September 30, 1999, the Company's financing activities increased cash by $900,000. These combined cash balances were used to finance the Company's operating activities of $5.1 million and investing activities of $97.1 million. The $97.1 million for investing activities were used for purchases of interactive media investments, business acquisitions and purchases of property and equipment. The net change of these activities resulted in a net decrease in cash of $101.4 million.

As described in note 6 to the accompanying consolidated financial statements, the Company is a party to a revolving loan agreement, which provides borrowings of up to $100 million. At September 30, 1999, the Company had fully utilized its credit facility of $100 million available under the revolving loan agreement in the form of an outstanding debt balance of $97 million and for a $3 million letter of credit issued by the Company to guarantee a debt resulting from a business acquired on October 1, 1999.

On March 19, 1999 the Company signed a promissory note with Liberty, allowing the Company to draw funds up to a total of $15 million. As of September 9, 1999, the Company had drawn funds of $8.9 against the promissory note. This note was fully paid and extinguished from funds received as a result of the Contribution Agreement completed on the same date.

The Company believes that net cash provided by operating activities (including the Annual AT&T Payments), and the contribution by Liberty to the Company, a combination of cash, other investments and available for sale securities pursuant to the Contribution Agreement, will provide adequate sources of liquidity for this year and intermediate future. As previously described, the Company is entitled to receive the Annual AT&T Payments through 2017. The stock options and tandem SARs earned of $127.3 million reflected as a current liability and $61.5 million reflected as a long term liability in the accompanying consolidated balance sheet at September 30, 1999 may be funded by the issuance of Series A Common Stock upon exercise by holders of stock options or tandem SARs.

For additional information concerning other commitments and contingencies of the company, see note 12 to the accompanying consolidated financial statements.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

PART II - OTHER INFORMATION

Item 2(c). Changes in Securities and Use of Proceeds.

On September 9, 1999, the Company completed the previously reported Contribution Transaction pursuant to which the Company issued to a wholly owned subsidiary of Liberty (1) 109,450,167 shares of Series B Common Stock and (2) 150,000 shares of Series B Preferred Stock in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and adopted the Deferred Compensation and Stock Appreciation Rights Plan for key executives of the Company in exchange for the following assets of Liberty:

         - all of the outstanding stock of Liberty's wholly owned subsidiaries that were formed solely to hold some of Liberty's investments in interactive programming and content related assets;

         - Liberty's rights relating to channel capacity on AT&T Corporation's cable television systems for the provision of interactive video services under an agreement between Liberty and AT&T entered into in connection with the merger of AT&T and Tele-Communications, Inc., the former parent of Liberty; and

         - a combination of cash and notes payable to Liberty or one or more of its wholly owned subsidiaries by the contributed subsidiaries and the Company equal to $150 million.

The parties valued the Contribution Transaction at $600 million.

The shares of Series B Preferred Stock are convertible into Series B Common Stock at the initial conversion rate of 171.674 fully paid and non-assessable shares of Series B Common Stock for each share of Series B Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders of the Company was held on September 8, 1999.

(b) Not required.

(c) Holders of Series A Common Stock and Series B Common Stock (the "Voting Securities") voted on the following matters, which were set forth in the Company's proxy statement dated July 30, 1999.

         (i) Approval of the Contribution Transaction

                                                                                                                           BROKER
                                                                      FOR             AGAINST          ABSTAIN            NON-VOTES
A proposal to approve the Contribution
Transaction pursuant to which shares of Series
A Common Stock and Series B Preferred Stock
may be issued to affiliates of Liberty Media
Corporation                                                        70,798,236         447,916           8,248             3,940,172

Approval of this proposal required the affirmative vote of a majority of the combined voting power of the outstanding shares of the Voting Securities represented in person or by proxy and entitled to vote at the annual meeting, voting together as a single class.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

         (ii) Approve amendments to the Company's Certificate of Incorporation

                                                                                                        BROKER
                                                   FOR             AGAINST          ABSTAIN            NON-VOTES
A proposal to approve amendments
to the Company's Certificate of
Incorporation                                   70,845,477         469,451           9,224            3,870,420

Approval of this proposal required the affirmative vote of the holders of at least 66 2/3% of the combined voting power of the outstanding Voting Securities voting together as a single class.

         (iii) Approval of Deferred Compensation and Stock Appreciation Rights Plan

                                                                                                        BROKER
                                                    FOR             AGAINST          ABSTAIN           NON-VOTES
A proposal to approve the Deferred
Compensation Stock Appreciation Rights Plan
and the issuance of shares of common stock
thereunder                                       71,024,018         216,279           14,103           3,940,172

Approval of this proposal required the affirmative vote of the holders of a majority of the combined voting power of the outstanding Voting Securities represented in person or by proxy and entitled to vote at the annual meeting, voting together as a single class.

         (iv) Election of Directors:


                                     FOR               WITHHELD
Robert R. Bennett                 74,810,899            383,673

Peter M. Kern                     74,809,899            384,673

Bruce W. Ravenel                  74,810,374            384,198


Item 6.           Exhibits and Reports on Form 8-K.

(a.)     Exhibits


         Exhibit 2.1       Contribution Agreement dated April 23, 1999 by and among TCI Music, Inc., Liberty Media
                           Corporation and certain affiliates of Liberty Media Corporation (incorporated by reference to
                           Appendix I to the Company's Proxy Statement dated July 30, 1999 for its 1999 Annual Meeting).
                           The Exhibits and Schedules of this Exhibit have been omitted pursuant to the rules promulgated by the Commission and will be provided to the Commission upon request.

         Exhibit 2.2       Amendment to Contribution Agreement, dated as of September 7, 1999, among Liberty Media
                           Corporation, certain affiliates of Liberty Media Corporation and TCI Music, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current report on Form 8-K dated September 9, 1999.)
                           The Exhibits and Schedules of this Exhibit have been omitted pursuant to the rules promulgated by the Commission and will be provided to the Commission upon request.

         Exhibit 3.1       Certificate of Amendment to Certificate of Incorporation of TCI Music

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

         Exhibit 4.1       Certificate of Designations of Convertible
                           Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to the Company's Current report on Form 8-K dated September 9, 1999.)

         Exhibit 10.1      Employment Agreement dated as of September 9,
                           1999, between Liberty Digital, Inc. and Jarl Mohn, also known as Lee Masters.

         Exhibit 10.2      TCI Music Deferred Compensation and Stock
                           Appreciation Rights Plan.

         Exhibit 10.3      Deferred Compensation and Stock Appreciation Right
                           Agreement dated as of August 12, 1999 between TCI
                           Music, Inc. Liberty Media Corporation and Jarl Mohn, also known as Lee Masters.

         Exhibit 10.4      Deferred Compensation and Stock Appreciation Right
                           Agreement dated as of August 12, 1999 between TCI
                           Music, Inc. Liberty Media Corporation and Bruce W.
                           Ravenel.

         Exhibit 10.5      Tax Liability Allocation and Indemnification
                           Agreement dated as of September 9, 1999, by and between Liberty Media Corporation, Liberty Digital,
                           Inc. for and on behalf of itself and each member of the Digital Group, and Liberty Media Group LLC.

         Exhibit 10.6      Registration Rights Agreement, dated as of September
                           9, 1999 among Liberty Digital, Inc. and Liberty Media
                           Corporation.

         Exhibit 27.       Financial Data Schedule.


(b.) Reports on Form 8-K filed during the quarter ended September 30, 1999:

During the quarter ended September 30, 1999, the Company filed one reports on Form 8-K.

o        Form 8-K dated 7-30-99, filed under company name:  TCI Music, Inc.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation))

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LIBERTY DIGITAL, INC.





Date: November 15, 1999         By:   /s/ Lee Masters
                                      ------------------------------------------
                                            Lee Masters
                                              President and
                                              Chief Executive Officer



Date: November 15, 1999         By:   /s/ Ralph J. Sorrentino
                                      ------------------------------------------
                                           Ralph J. Sorrentino
                                              Executive Vice President and
                                              Chief Financial Officer

                               INDEX TO EXHIBITS

        Exhibit
          No.              Description
        -------            -----------
         2.1               Contribution Agreement dated April 23, 1999 by
                           and among TCI Music, Inc., Liberty Media Corporation
                           and certain affiliates of Liberty Media Corporation
                           (incorporated by reference to Appendix I to the
                           Company's Proxy Statement dated July 30, 1999 for its
                           1999 Annual Meeting). The Exhibits and Schedules of
                           this Exhibit have been omitted pursuant to the rules
                           promulgated by the Commission and will be provided to
                           the Commission upon request.

         2.2 Amendment to Contribution Agreement, dated as of September 7, 1999, among Liberty Media Corporation, certain affiliates of Liberty Media Corporation and TCI Music, Inc. (incorporated by reference to Exhibit
                           2.2 to the Company's Current report on Form 8-K dated
                           September 9, 1999.) The Exhibits and Schedules of this Exhibit have been omitted pursuant to the rules promulgated by the Commission and will be provided to the Commission upon request.

         3.1               Certificate of Amendment to Certificate of
                           Incorporation of TCI Music

         4.1               Certificate of Designations of Convertible
                           Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to the Company's Current Report on
                           Form 8-K dated September 9, 1999.)

         10.1              Employment Agreement dated as of September 9,
                           1999, between Liberty Digital, Inc. and Jarl Mohn, also known as Lee Masters.

         10.2              TCI Music Deferred Compensation and Stock
                           Appreciation Rights Plan.

         10.3              Deferred Compensation and Stock Appreciation Right
                           Agreement dated as of August 12, 1999 between TCI
                           Music, Inc. Liberty Media Corporation and Jarl Mohn, also known as Lee Masters.

         10.4              Deferred Compensation and Stock Appreciation Right
                           Agreement dated as of August 12, 1999 between TCI
                           Music, Inc. Liberty Media Corporation and Bruce W.
                           Ravenel.

         10.5              Tax Liability Allocation and Indemnification
                           Agreement dated as of September 9, 1999, by and between Liberty Media Corporation, Liberty Digital,
                           Inc. for and on behalf of itself and each member of the Digital Group, and Liberty Media Group LLC.

         10.6              Registration Rights Agreement, dated as of September
                           9, 1999 among Liberty Digital, Inc. and Liberty Media
                           Corporation.

         27.               Financial Data Schedule.