Form 10-K
period 1999-12-31
LIBERTY DIGITAL INC
filed 2000-03-30
CIK 1040449

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

      For the transition period from ________________ to ________________.

                         COMMISSION FILE NUMBER 0-22815

                              Liberty Digital, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                           84-1380293
   (State or other jurisdiction of                            (I.R.S. Employer
    Incorporation or organization)                           Identification No.)

       12312 West Olympic Blvd.
           Los Angeles, CA                                          90064
(Address of principal executive offices)                          (Zip code)

       Registrant's telephone number, including area code: (310) 979-5000
        Securities registered pursuant to Section 12(b) of the Act: None

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

As of January 31, 2000 the aggregate market value of the Series A Common Stock of Liberty Digital, Inc. held by non-affiliates was approximately $780,080,765.

Number of shares of Series A Common Stock of Liberty Digital, Inc. outstanding as of January 31, 2000: 26,638,479.

Number of shares of Series B Common Stock of Liberty Digital, Inc. outstanding as of January 31, 2000: 171,950,167.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                                TABLE OF CONTENTS

                                     PART I
                                                                                    PAGE
                                                                                    ----
    Item 1.   Business..............................................................I-1
    Item 2.   Properties............................................................I-15
    Item 3.   Legal Proceedings.....................................................I-15
    Item 4.   Submission of Matters to a Vote of Security Holders...................I-16

                                     PART II

    Item 5.   Market for Liberty Digital, Inc.'s Common Equity and Related
                Stockholder Matters.................................................II-1
    Item 6.   Selected Financial Data...............................................II-3
    Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................II-4
    Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.............II-11
    Item 8.   Financial Statements and Supplementary Data...........................II-12
    Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure............................................II-12

                                    PART III

              Incorporated and reference to the Company's Proxy Statement for its
                2000 Annual Meeting of Shareholders.................................III-1

                                     PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......IV-1

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Liberty Digital, Inc. ("Liberty Digital" or the "Company") is a diversified new media company. The Company's operations consist of interactive television and new media business and investments in Internet content and music programming and music related services in two business segments, Interactive Media and Audio. The Company's Interactive Media segment consists of developing and providing interactive television and new media services and investing in Internet and new media companies. The Audio segment consists of the operations of DMX, LLC ("DMX"), which is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. The Company is a majority-owned subsidiary of Liberty Media Corporation ("Liberty").

The Company was incorporated in Delaware on January 21, 1997 as a wholly owned subsidiary of Tele-Communications, Inc. ("TCI") for the purpose of acquiring DMX. On July 17, 1997, the Company acquired DMX, which became an LLC in September 1998. TCI was converted into a Delaware limited liability company on March 10, 2000, and renamed AT&T Broadband, LLC ("AT&T Broadband") of which AT&T is the sole member. In connection with the acquisition of DMX, AT&T Broadband is obligated to pay the Company, under an agreement ("AT&T Amended Contribution Agreement"), monthly revenue payments aggregating $18.0 million each year and adjusted annually through 2017 ("AT&T Broadband Annual Payment").

On March 9, 1999 AT&T acquired TCI in a merger (the "AT&T Merger"). In the AT&T Merger, (1) TCI became a wholly owned subsidiary of AT&T Corp. ("AT&T"), (2) the businesses and assets of the TCI's Liberty Media Group and TCI's Ventures Group were combined and (3) the holders of TCI's Liberty Media Group Series A and Series B Common Stock and TCI's Ventures Group Series A and Series B Common Stock received in exchange for their shares AT&T Series A and Series B Liberty Media Group Common Stock intended to reflect the results of the combined Liberty Media Group and TCI Ventures Group. Following the AT&T Merger, AT&T's Liberty Media Group consists of the assets and businesses of TCI's Liberty Media Group and TCI's Ventures Group. Liberty is part of the AT&T's Liberty Media Group.

On May 24, 1999, the Company called for redemption effective June 11, 1999 of all of the outstanding shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock"). In lieu of redemption, holders could convert each share of Series A Preferred Stock into three shares of Series A Common Stock ("Series A Common Stock"). On June 11, 1999, all of the outstanding shares of Series A Preferred Stock were converted into Series A Common Stock, except for 6,404 shares of Series A Preferred Stock, which were redeemed for aggregate proceeds of approximately $148,000. Liberty converted all of the shares of Series A Preferred Stock beneficially owned by it into shares of Series A Common Stock prior to the redemption date.

On December 16, 1997, the Company acquired The Box Worldwide, Inc. ("The Box"). The operations of The Box at the time it was acquired consisted of programming, distributing, and marketing of digital and analog music videos to cable subscribers. On July 15, 1999, the Company contributed substantially all of the assets and business of The Box to MTVN Online, L.P. (the "MTVN Partnership") as discussed below. On December 31, 1997 the Company acquired Paradigm Music Entertainment Company ("Paradigm"). The operations of Paradigm at the time it was acquired consisted of, (1) SonicNet, Inc. ("SonicNet"), an entity engaged in the distribution of music content via the Internet and (2) Paradigm Associated Labels, ("PAL"), an entity engaged in the creation and production of new artist sound recordings. In December 1998, the Company discontinued the operations of PAL. On July 15, 1999, the Company contributed substantially all of the assets and business of SonicNet to the MTVN Partnership, as discussed below. Accordingly, the operations of The Box and SonicNet, representing the Company's Video and Internet segments, respectively, were discontinued effective July 15, 1999.

On July 15, 1999, MTV Networks, a division of Viacom International Inc. ("MTVN") and the Company formed the MTVN Partnership. MTVN Partnership's business is to develop, operate, manage, market, distribute and license text, audio and video music, music-related and music-themed services online and engage in reasonably related activities, including e-commerce applications and consumer oriented commercial transactions (the "MTVN Partnership Business"). With certain exceptions, the Company contributed to the MTVN Partnership substantially all of the assets and businesses of SonicNet and The Box, and the stock of their respective subsidiaries which exclusively conduct their respective international businesses. MTVN contributed to the MTVN Partnership the assets and businesses owned or controlled by it that constituted all of its current or planned assets and businesses engaged, or to be engaged, exclusively in the MTVN Partnership Business, including those assets and businesses used exclusively in connection with its MTV.com, VH1.com and Imagine Radio businesses, and all wholly owned international assets

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

and businesses engaged exclusively in the MTVN Partnership Business. For their respective contributions, the Company received an aggregate 10% limited partnership interest and MTVN received an aggregate 90% general and limited partnership interest in the MTVN Partnership. The net assets of The Box and SonicNet contributed to the MTVN Partnership, after giving effect to the fair value adjustments resulting from the AT&T Merger, were $63.6 million and $57.4 million, respectively.

On December 21, 1999, the MTVN Partnership formed The MTVi Group, Inc. ("MTVi"). On February 11, 2000, MTVi filed a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering of its Class A Common Stock. Each of the limited partnership units held by the Company in the MTVN Partnership is exchangeable for one share of MTVi Class A Common Stock. Concurrently with the completion of the offering, the MTVN Partnership will be reorganized, resulting in MTVi becoming the sole general partner of the MTVN Partnership. The registration statement has not yet become effective.

On September 8, 1999, the Company increased the authorized number of shares of Series A Common Stock to 1,000,000,000 from 295,000,000; increased the authorized number of shares of Series B Common Stock ("Series B Common Stock") to 755,000,000 from 200,000,000; and authorized 150,000 shares of Convertible Preferred Stock, Series B ("Series B Preferred Stock").

On September 9, 1999, pursuant to an agreement (the "Contribution Agreement"), Liberty contributed to the Company all of the outstanding stock of its wholly owned subsidiaries that were formed solely to hold some of Liberty's investments in interactive programming and content related assets (the "Contributed Subsidiaries"). In addition, Liberty assigned to the Company certain of its rights under an access agreement ("Access Agreement") between Liberty and AT&T entered into in connection with the AT&T Merger regarding the provision of certain interactive video services over the cable television systems of AT&T and its controlled affiliates (the "AT&T Systems"). The Access Agreement establishes a framework to negotiate definitive agreements for digital channel capacity on the AT&T Systems equal to one six-megahertz channel (which, under current digital compression technology, will enable carriage of between 12 and 15 video channels) to be used for interactive, category specific channels providing entertainment, information and merchandise programming, subject to certain conditions ("Interactive Video Services"). In connection with the Contribution Agreement, the Board of Directors of Liberty adopted a policy that the Company will be the primary (but not exclusive) vehicle for the pursuit of corporate opportunities relating to interactive programming and content related services in the United States and Canada, subject to certain limitations. See "INTERACTIVE MEDIA -- Interactive Television and New Media Business -- Risks Related to Investments in Internet and New Media". Liberty also contributed to the Company a combination of cash and notes payable to Liberty or one or more of its affiliates (which notes were assigned to Liberty prior to the closing of the transactions under the Contribution Agreement) by the Contributed Subsidiaries and the Company equal to $150.0 million. Cash contributed retroactive to March 1, 1999 was $121.3 million, net of notes payable assumed by Liberty. In addition, the Company adopted a Deferred Compensation and Stock Appreciation Rights Plan and entered into Deferred Compensation and Stock Appreciation Rights Agreements with Lee Masters, a director, President and Chief Executive Officer of the Company and Bruce W. Ravenel, then a director and Executive Vice President of the Company. The Deferred Compensation and Stock Appreciation Rights Plan is comprised of a deferred compensation component and stock appreciation rights. The deferred compensation component provides Messrs. Masters and Ravenel with the right to receive the appreciation in the Series A Common Stock (as reflected by its market price) over $2.46 per share up to $19.125; and the stock appreciation rights provide them with the appreciation in the market price of the Series A Common Stock above $19.125. In consideration of the foregoing, the Company issued to Liberty (1) 109,450,167 shares of Series B Common Stock and (2) 150,000 shares of Series B Preferred Stock having an initial liquidation aggregate preference of $150.0 million.

The effective issue price of the shares of Series B Common Stock issued pursuant to the Contribution Agreement was $4.66, which was the average of the daily closing prices of the Series A Common Stock on the Nasdaq SmallCap Market for the 30 day period ended April 5, 1999 (the day before the public announcement of the Contribution Transaction) rounded down to the nearest cent. The conversion price for the Series B Preferred Stock issued pursuant to the Contribution Agreement was 125% of the average market price used to calculate the issue price of the Series B Common Stock, or $5.825.

At December 31, 1999, after giving effect to the redemption of Series A Preferred Stock and the completion of the transactions under the Contribution Agreement, Liberty and its affiliates beneficially own approximately 45% of the Series A Common Stock, 100% of the Series B Common Stock, and 100% of the Series B Preferred Stock. As a result, Liberty and its affiliates beneficially own shares representing approximately 99.3% of the voting power of all outstanding capital stock of the Company, inclusive of Liberty's right to acquire beneficial ownership of up to an additional 25,751,073 shares of Series B Common Stock upon conversion of the Series B Preferred Stock.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

Certain statements in this Annual Report on Form 10-K (this "Report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Liberty Digital and subsidiaries or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: the risks and factors described in this report; general economic and business conditions and industry trends; the continued strength of the satellite services industry; uncertainties inherent in proposed business strategies and development plans; rapid technological changes; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

INTERACTIVE MEDIA

GENERAL

The Company's Interactive Media segment consists of the development of an interactive television and new media business and strategic investments in Internet and new media companies.

Interactive Television and New Media Business

General. The Company's strategy is to develop an interactive television programming and distribution business. The Company intends to develop up to 12-15 channels for delivery over cable and satellite, with each channel providing 24 hour per day programming. Each channel will be category-specific, such as travel, financial services, health, books, music, and automotive, which the Company anticipates will be developed in a strategic alliance with a major brand content provider. Distribution of the interactive programming will be pursuant to arrangements with multiple system cable operators (MSOs), such as AT&T Broadband.

In connection with the Contribution Transaction with Liberty, the Company was assigned certain of Liberty's rights under the Access Agreement. The Access Agreement provides a framework to negotiate definitive agreements for digital channel capacity on AT&T Broadband's cable systems equal to one 6-MHz channel (which, under current compression technology, will enable the carriage of between 12 to 15 video channels) to be used for Interactive Video Services. The material terms of the definitive agreements, other than those included in the Access Agreement, are subject to negotiation between the Company and AT&T Broadband. As of February 29, 2000, the Company has not entered into a definitive agreement with AT&T Broadband under the Access Agreement or definitive agreements for distribution of interactive television with any other MSO.

The Company intends to develop revenues from its interactive television programming through electronic commerce, interactive advertising and subscription revenues. The interactive television channels will derive revenues from subscription fees, charging rent to retailers, retaining a percentage of sales transactions or in capturing the margin by being the "merchant of record" in some instances. Additional revenues can be generated through advertising sales, sponsorships, and referral fees.

Risks relating to the development of the Interactive Television and New Media Business. The success of interactive television is dependent on the availability of the next generation of a digital set top box that is capable of handling the required type of two-way cable communications. These set top boxes are currently under development. Unless and until these advanced digital set top boxes are commercially available, interactive television cannot be implemented. The deployment is subject to a number of factors outside the Company's control. Any delay in the availability of advanced boxes will adversely affect the development of an interactive television business.

The success of the Company's interactive television business also depends on the deployment of advanced set top boxes once they become commercially available. Neither AT&T Broadband nor any of the other MSOs has any obligation to deploy the set top

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

boxes even when the advanced digital set top boxes become available. AT&T Broadband and other MSOs, based on their own business plans, may elect not to deploy the set top boxes or not to do so within a time frame that would benefit the Company's goal to develop and profit from interactive television services. In addition, the advanced set top box deployed by AT&T Broadband and the other MSOs could be of a type that supports new services that they intend to provide to their subscribers, such as telephony, but not interactive television. If AT&T Broadband and the other MSOs choose not to deploy advanced boxes that support interactive television, the Company will not be able to develop its interactive television business. The deployment could also be affected by the number of set top boxes that are available from suppliers and shortages of trained personnel necessary to install the set top boxes. The failure to deploy advanced set top boxes that support interactive television will materially adversely affect the Company's ability to develop an interactive television business.

Interactive television requires cable plant capable of two-way communications. AT&T Broadband and many MSOs are in the process of upgrading their physical cable television plants to two-way capability for their own business purposes, such as providing local telephony and Internet access services, which may also support interactive television services. If the plant upgrades are not completed in a timely fashion in a sufficient number in the cable television systems of AT&T Broadband and other MSOs, the Company's interactive television business may not reach enough viewers to be successful. If a sufficient number of systems are not upgraded to support interactive television service or the upgrades do not occur in a timely manner the Company will not be able to successfully implement an interactive television business.

Currently, revenues generated by the Company's business operations are not sufficient to cover the anticipated expenses in developing interactive television and will not be sufficient to fund the Company's operations and investments. The Company will have to expend a significant amount of funds on the development of interactive television before revenues, if any, will be derived from such development efforts. In addition, the Company will need additional funds in order to take advantage of the investment opportunities to invest in Internet content and interactive television related companies and other businesses. To date, the Company has not generated any significant cash flow from its operations and has relied on Liberty, and a bank line of credit, to fund the Company's operations. Liberty has no obligation to make additional funds available to the Company. If in the future Liberty were to agree to provide funds to the Company, such advances may take the form of additional equity purchases or indebtedness. The terms under which such funds are made available would be separately negotiated between Liberty Digital and Liberty, and there can be no assurance that Liberty will agree to advance any or all of the funds required by the Company or, if funds are advanced, there is no assurance with respect to the terms upon which such amounts may be provided. The Company has no amount available under the Company's bank line of credit at December 31, 1999. If the Company needs money from outside sources the Company may not be able to find a source to provide it with the needed funds.

The Access Agreement with AT&T provides that Liberty Digital and AT&T will negotiate in good faith the terms and conditions of a definitive agreement with respect to providing Interactive Video Services on the AT&T Systems. It is possible that the Company will not be able to agree on such additional terms and no definitive agreement will be entered into. If no definitive agreement is entered into, the Company may have to negotiate a separate agreement with AT&T, without the full benefit of the framework provided by the Access Agreement regarding the distribution of Interactive Video Services. In addition, the Company anticipates it may be required to negotiate a separate agreement for each digitally compressed channel that is developed, rather than one agreement covering all of the 12 to 15 digital channels that may be carried on the six-megahertz of bandwidth provided for in the access agreement. AT&T, in its sole discretion, may elect that these separate agreements be entered into pursuant to one of two arrangements. The first provides access to the AT&T Systems for a certain period of time. Under that scenario, the Company would have rights to bandwidth capacity for the distribution of interactive television channels on the AT&T Systems. The second arrangement requires the Company to enter into 50/50 ventures with AT&T for a reasonable commercial term. Those ventures will be the sole vehicle of AT&T and Liberty Digital for Interactive Video Services in the specified categories of channels to be carried on the AT&T Systems. In the case of a joint venture, AT&T will share revenues and expenses pro rata based on its ownership interest in lieu of the Company being required to pay AT&T a fee for use of its bandwidth. However, under this arrangement, AT&T may purchase the Company's ownership interest in the venture at fair market value at the third anniversary after the formation of the venture. The Company believes that because interactive television is a new venture that has not been broadly or successfully developed in any market, the success of the Company's interactive television development efforts may not be fully realized until after the third anniversary. If AT&T elects to purchase the Company's interest in any joint venture, the Company would be precluded from participating in any increased value of the interactive television venture with AT&T after the third anniversary of the venture.

The Company believes that the success of the interactive television business will be greatly limited if the Company does not obtain distribution of its interactive television programming from MSOs other than AT&T. In order to obtain distribution on the other MSOs' cable systems, the Company will have to create services that will make interactive television attractive to customers and

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

develop pricing, revenue splits and other strategies which will incentivize the other MSOs to carry the Company's programming and provide the other related services necessary to provide interactive television services. As of February 29, 2000, the Company has not entered into any such agreements with other MSOs. The Company may not be able to enter into arrangements with other MSOs regarding this distribution, and the terms of any such arrangement or the amount of channel capacity the Company may be able to acquire from other MSOs may not be as favorable as anticipated.

In order to develop interactive television channels the Company must provide content and establish the various network and fulfillment services necessary to provide Interactive Video Services for each channel developed. However, as of February 29, 2000, the Company has not entered into any definitive agreements for channel content. The content for the Company's interactive television channels depends on its ability to enter into strategic alliances, on favorable terms, pursuant to which the Company would be entitled to use the provider's content, brand name or other resources. The Company may not be able to enter into any of these agreements at all or on terms favorable to it. The failure to obtain or a delay in obtaining any one of these agreements will adversely affect the Company's ability to develop an interactive television business.

The interactive television business is in its early stage of development. It is uncertain whether this business can be successfully developed. In addition, the Company must enter into agreements to establish the services necessary to provide Interactive Video Services, such as order fulfillment for merchandise orders. Interactive television using two-way capability of the cable plant has not yet been broadly or successfully deployed in the United States. Previous attempts have failed for a variety of reasons, including lack of customer acceptance. The success of interactive television will depend in large part on customer acceptance. Customer acceptance will depend upon, among other factors,

- the price of components required to deliver interactive television to the consumer and allow it to function;

- the amount of any additional cable charges to receive interactive television;

- the Company's ability to develop interactive cable television programming that is attractive to consumers and economically beneficial to the Company;

-       ease of use to the customer;

- the Company's ability to develop and implement software and other capabilities to provide customers with ready to use e-commerce experience, including fulfillment of orders; and

-       customer satisfaction with security and subscriber privacy.

Even if two-way interactive television is successfully developed, there is no certainty that consumers will accept this new offering in numbers sufficient to provide economic success. Therefore, the timing and amount of return on the Company's investment in interactive television cannot be determined.

The services of Lee Masters, as President and Chief Executive Officer, are important to the Company's development of interactive television and acquisition of interests in Internet content and interactive television related assets. His familiarity with developing investment strategies and strategic alliances make him especially valuable to the Company. The loss of the services of Mr. Masters could harm the Company's ability to develop its new business. The Company has an employment agreement with Mr. Masters having a term through December 15, 2003. In addition, the Company has adopted the Deferred Compensation and Stock Appreciation Rights Plan in which Mr. Masters is now the sole participant. Any amounts payable to him under the deferred compensation portion of the Deferred Compensation and Stock Appreciation Rights Plan are payable only upon termination of his employment. Depending on the value attributable to the deferred compensation portion of the Deferred Compensation and Stock Appreciation Rights Plan upon vesting, Mr. Masters may have an incentive to terminate his employment in order to receive these deferred compensation payments.

The Company may face competition from third parties in its efforts to develop interactive television. The Company's potential competitors include MSOs (including AT&T Broadband), major studios, technology companies, including Microsoft, Internet companies, such as AOL, and entertainment companies. Potential competitors may have resources, including access to capital, that will provide them with a competitive advantage over the Company. Further, if MSOs develop their own interactive television programming, the potential market for the Company's programming will be reduced.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

INTERNET AND NEW MEDIA INVESTMENTS

General. This part of the Company's business consists of equity interests in companies that exploit the opportunities of Internet and new media. The Company evaluates potential investments on the basis of the viability of the company and its business, and the potential for the Company to enter into a strategic relationship with that company for the use of its products or technologies in connection with the Company's interactive television and new media business or digital music business. The Company believes that it will have many opportunities to invest as a result of its relationship with Liberty Media Corporation, its management and the AT&T Access Agreement.

As of December 31, 1999, the Company held interests in the Internet and new media companies described in the table below. These assets are held indirectly by the Company through partnerships, joint ventures, common stock investments and investments convertible or exchangeable into common stock. In some cases, the interests are subject to buy-sell, procedures, repurchase rights, performance guarantees and other restrictions. Ownership interests in the table are approximate, and were determined as of December 31, 1999.

                                        Equity
          Investment                    Interest                               Description
          ----------                    --------                               -----------
ACTV, Inc.**                              13.2%        Producer of tools for the creation of programming that allows viewer participation for both television and Internet platforms

Black Entertainment Television             5.0%        Internet portal for African-Americans, providing information on news,
  Networks                                             sports, health, music and careers

CarsDirect.com, Inc.                       *           Internet provider for research, price, design, order and delivery of new vehicles at home

Drugstore.com, Inc.**                      *           Internet provider of on-line drugstore services

HomeGrocer.com, Inc.                       1.2%        Internet provider of on-line home grocery delivery service

iBEAM Broadcasting Corporation             5.1%        Provider of satellite delivery of streaming media to Internet service providers

Interactive Pictures Corporation**         3.8%        Provider of interactive photography services and technology for the
                                                       Internet

Intraware, Inc.**                          *           Provider of e-commerce based services for corporate information technology

Internet Security Systems Group**          *           Provider of internal security for enterprise information systems

iVillage, Inc.**                           2.5%        Developer and provider of branded online network tailored to interests and needs of adult women

Kaleidoscope Network, Inc.                12.1%        Provider of Internet services to chronic disease and disability communities

KPCB Java Fund, L.P.                       5.7%        Venture fund for entities that develop applications using Java software

Lifescape, LLC                            15.0%        Provider of Internet-based behavioral health services

The Lightspan Partnership, Inc.           10.5%        Provider of curriculum based educational software and Internet services to schools and home

Medscholar Digital Networks LLC           50.0%        Provider of medical education services to healthcare professionals

MTVN Online, L.P.                         10.0%        Provider of music-related and music-themed services online

netLibrary, Inc.                           1.7%        Provider of electronic books and publishing

Online Retail Partners, LLC               23.6%        Partners with leading brand retailers to enable rapid deployment of
                                                       e-commerce business

Open TV, Inc.**                            4.4%        Provider of software worldwide that enables interactive television

OrderTrust, Inc.                           8.5%        Provider of integrated order management services for e-commerce

Priceline.com, Inc.**                      2.1%        Developer and provider of on-line electronic commerce site for products and services at a price offered by consumers

pogo.com                                  18.6%        Internet provider of family-oriented online games

Quokka Sports, Inc.**                      2.6%        Internet provider of live digital sports entertainment

Replay TV, Inc.                            1.3%        Provider of personal television product enabling consumers to control their television viewing

Sportsline USA, Inc.**                     2.3%        Internet provider of branded interactive sports information, programming and merchandise

TiVo, Inc.**                               *           Provider of personal television product enabling consumers to control their television viewing

UGO Networks, Inc.                         3.6%        Internet destination for 18 to 34 year olds on the web

Viant Corporation**                        *           Internet professional services firm that designs and implements Internet and e-commerce solutions for its clients

------------------

*    less than 1%

** these investments are publicly traded and had an aggregate market value of $930,048,000 at December 31, 1999

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

Risks Related to Investments in Internet and New Media. In connection with the transactions under the Contribution Agreement, the Board of Directors of Liberty adopted a policy that the Company will be the primary (but not exclusive) vehicle of Liberty for the pursuit of corporate interactive programming opportunities that are provided or otherwise made available to Liberty, subject to certain exclusions and limitations. The Company may not benefit from the policy at all or benefits derived from the policy may be limited or less than expected for any number of reasons, including the following:

- The policy is not exclusive and Liberty has no obligation to continue to maintain the policy. If Liberty determines to change, modify or abandon the policy, the number of opportunities the Company will have to invest in or develop interactive programming may be reduced or eliminated.

-    The policy specifically provides that it does not apply to opportunities:

     - developed by or made available to any public company that is a controlled affiliate of Liberty (other than Liberty Digital), developed by or made available to any person in which Liberty or any controlled affiliate of Liberty (other than Liberty Digital) has an interest but which person is not a controlled affiliate of Liberty,

     - relating to interactive programming services that are additional to, enhancements of or ancillary to linear video programming and content that are developed by or provided or made available to a controlled affiliate of Liberty whose primary business is the provision of linear video,

     - relating to interactive programming opportunities that are intended to be distributed primarily outside the United States and Canada,

     - relating to hardware, software or other equipment, facilities, services, technologies or utilities associated with the distribution or enablement of interactive programming services or other hardware, utilities or non-content related software,

     - arising out of or relating to interactive programming opportunities that have been provided or made available to Liberty Digital but which Liberty Digital has determined not to pursue or has failed to pursue within the applicable time period or

     - that Liberty or any of its controlled affiliates is legally or contractually obligated to provide or make available to a person other than us.

- The policy also provides that if the Company determines not to pursue or it fails to pursue an opportunity, in each case within such time as Liberty may reasonably specify, then Liberty may pursue the interactive programming opportunity. The Company's ability to act on an opportunity will depend on, among other things, the availability of funds to pursue the opportunity. As discussed above, the availability of such funds is not certain.

- The policy provides that it terminates automatically upon the first to occur of:

     - Liberty's ceasing to beneficially own at least a majority in voting power of the Company's voting securities entitled to vote generally upon all matters submitted to common shareholders, and

     - Liberty's ceasing to beneficially own at least a majority of the Company's outstanding common equity securities. As a result, Liberty could still effectively control the Company but would not be subject to the policy.

- Liberty's willingness to advance funds to the Company and, if Liberty determines to advance funds, the terms on which Liberty may provide such funds, may affect the Company's ability to pursue such opportunities.

- The Company anticipates that many of the video programming entities in which Liberty has investments may attempt to add interactive services and enhancements to their video programming. Because the policy only applies to Liberty and its controlled affiliates and because many of Liberty's affiliates are not "controlled" by it for purposes of the policy, the policy will not apply to these opportunities. Moreover, even to the extent these entities are controlled by Liberty, if these entities' primary business relates to video programming and the interactive programming opportunities relate to interactive additions and enhancements to video programming then the policy would not be applicable to that opportunity.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

- Robert R. Bennett is a director and Chief Executive Officer of Liberty and chairman of the Board and Director of Liberty Digital. Gary S. Howard is Executive Vice President and Chief Operating Officer of Liberty and a director of Liberty and Liberty Digital. David B. Koff is a Senior Vice President of Liberty and a director and Vice President of Liberty Digital. Messrs. Bennett, Howard and Koff, as Liberty directors and/or officers, may be involved in the determination as to whether a particular opportunity is within the scope of the policy, and whether to approve or terminate the policy, and as Liberty Digital directors and/or officers may also be involved in the determination as to whether or not to cause Liberty Digital to accept and pursue an opportunity or allow it to revert back to Liberty based on Liberty's interests.

At the present time the Company does not have any plans to sell the equity interests in various companies in which it has interests. However, in the future the Company may determine that it is appropriate to sell all or a portion of those interests for any number of reasons, including to provide funds for development of the Company's interactive television business or for other strategic investments. Market and other conditions largely beyond the Company's control will affect its ability to engage in such sales, the timing of such sales and the amount of proceeds from such sales. As a result, the Company may not be able to sell all or any portion of its investments or, if the Company is able to sell, it may not be able to sell at favorable prices. If the Company is unable to sell certain investments at favorable prices the Company's operating results and business could be harmed.

A significant portion of the equity securities the Company owns is held pursuant to shareholder agreements, partnership agreements and other instruments and agreements that contain provisions that affect the liquidity, and therefore the realizable value, of those securities. Most of these agreements subject the transfer of the stock, partnership or other interests constituting the equity security to consent rights of first refusal of the other shareholders or partners. In certain cases, a change in control of Liberty Digital or of the subsidiary holding the Company's equity interest will give rise to rights or remedies exercisable by other shareholders or partners, such as a right to initiate or require the initiation of buy/sell procedures. All of these provisions will restrict the Company's ability to sell those equity securities and may adversely affect the price at which those securities may be sold. For example, in the event buy/sell procedures are initiated at a time when the Company is not in a financial position to buy the initiating party's interest, the Company could be forced to sell the Company's interest at a price based on the value established by the initiating party, and that price might be significantly less than what the Company might otherwise obtain.

The Company does not have the right to manage the businesses or affairs of any of the entities in which the Company holds less than a majority voting interest. Rather, the Company's rights, at most, may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of the Company's veto rights varies from agreement to agreement. Although the Company's board representation and veto rights may enable it to prevent the sale by an entity in which the Company owns less than a majority voting interest of assets or prevent it from paying dividends or making distributions to its shareholders or partners, they do not enable the Company to cause these actions to be taken.

Since the completion of the transactions under the Contribution Agreement with Liberty and the announcement of the Company's intention to expand the business to include the development of the interactive television business and investment in Internet content and interactive television related assets, the Company believes that it may be perceived by the market as an Internet company. As a result, the trading price for the Company's Series A Common Stock has risen sharply overall and has been extremely volatile, and is likely to continue to be extremely volatile. The trading price of Internet stocks in general has experienced extreme price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks are extraordinarily high based on conventional valuation standards such as price to earnings and price to sales ratios. These valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet companies could depress the Company's stock prices regardless of its results. Other broad market and industry factors may result in a decrease in the market price of the Series A Common Stock regardless of the Company's operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may cause a decrease in the market price of the Series A Common Stock. In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted against the company. Litigation of this type, if instituted, could result in substantial costs and a diversion of management's attention and resources.

The Internet companies in which the Company has interests are subject, both directly and indirectly, to various laws and governmental regulations relating to their respective businesses. Due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

services and the Internet. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for the services and products of the Internet companies in which the Company has interests and increase such companies' costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions.

AUDIO

GENERAL

The Company's Audio segment consists of the operations of DMX. DMX is primarily engaged in programming, distributing and marketing a digital music service, DMX MUSIC(TM) ("DMX Service"), which provides continuous, commercial-free, CD-quality music programming to homes and businesses primarily in the United States, but also in Canada, Mexico, Latin America, the Caribbean and Sub-Sahara Africa.

THE DMX SERVICE

Music Formats. DMX develops its programming content in distinct music formats, such as Classical, Jazz, Rock, Oldies and Latin, which are tailored to fit the music listener's specific taste. Depending on the distribution method, cable, Ku-Band direct broadcast satellite ("DBS"), the Internet, or on-premise, DMX currently offers 30 to 40 formats via cable, 100 formats via DBS, streaming 30 formats via the internet and currently has over 350 titles in its DMX-Disc(R) ("DMX-Disc") library catalogue for on-premise distribution.

DMX programs its music using an in-house programming staff. DMX has developed a system of programming, originating and distributing the DMX Service through the use of certain software and hardware for selecting songs and encoding the music information into a data stream, which is either uplinked to DMX's satellite for delivery to cable operators and customers or converted to DMX-Disc custom CDs. Ninety percent of the DMX formats are updated daily, while the other ten percent are updated at least once a week.

DMX provides customized music to its business customers through its Music Application Program ("MAP"). MAP assists DMX subscribers in analyzing their business image, demographics and desired energy level to create a custom music program to enhance the business' atmosphere and brand image, making it simple to tailor the audio atmosphere of any business.

Distribution Methods. The Company distributes the DMX Service through satellite transmission to cable operators, as well as directly to residential and commercial subscribers. DMX subleases transponder capacity from the National Digital Television Center ("NDTC"), an affiliate of the Company, which also provides facilities for uplink transmission of DMX's signals to the transponders. NDTC in turn leases its satellite transponder capacity on satellites operated by third parties, including the Loral T4 satellite, operated by the Loral Skynet. The term of DMX's principal transponder sublease with NDTC for the Loral T4 satellite runs through the earlier of the life of the satellite or December 2007.

There can be no assurance that the Company will not experience satellite failures, or that the satellites used will remain in operation through their projected useful lives. Satellite failure could result in disruptions in service to customers, additional expenditures for satellite receiver re-pointing or new receiving equipment, and could damage relationships with clients. As a result, satellite failure could have a material adverse effect on the Company's financial condition and results of operations. There are a limited number of satellites with orbital positions suitable for transmission of the Company's signals and a limited number of available transponders on those satellites. Satellite transponders receive signals, translate signal frequencies and transmit signals to receiving satellite dish antennas. If signals become unavailable due to satellite failure or if third parties are unable to provide transponder services to the Company it would have to seek alternative satellite or transponder facilities. However, alternative facilities may not be available on a timely or cost-effective basis, may be available only on a satellite that is not positioned as favorably as current satellites and may therefore require the Company to expend money to re-point subscribers' satellite dishes or may require a change in the frequency currently used to transmit and receive the signal. If the Company is required to enter into new transponder lease agreements, there can be no assurance that the Company will be able to do so on terms as favorable as those in current agreements. Any one or more of these events could require the Company to incur additional expenditures and could degrade its ability to serve the customer base and have a material adverse effect on the Company's financial condition and results of operations.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

Distribution by Cable Operators. For the past several years the cable industry has transitioned to digital compression technology from analog technology to distribute cable programming and the DMX Service to their cable customers. Analog technology allows the DMX Service to be distributed to subscribers via the cable operators by use of special equipment designed to receive the DMX signal from the transponders and then deliver it over the existing cable network to a separate DMX tuner at the subscriber's home or business. Subscribers receiving the DMX Service through this method generally are offered this service as a premium service and are charged a separate a la carte fee. Under its affiliation agreements with the cable operators, DMX is paid a per subscriber license fee for each subscriber receiving the DMX Service. License fees vary depending on whether the service is delivered to a commercial establishment or private residence. Fees to commercial subscribers are significantly higher than for residential subscribers and are based on a minimum licensing fee.

Digital compression technology can compress, on average, as many as 12 analog video signals into the space normally occupied by one. The technology is distributed through AT&T Broadband's Headend in the Sky ("HITS"). HITS enables AT&T Broadband and other participating cable operators to increase their program offerings and create new packages that could include, if they so choose, the DMX Service as part of a package of video and music services. The DMX Service is currently included in digital packages distributed by AT&T Broadband and other MSOs. Digital distribution permits subscribers to receive video and music signals through a single standard set-top tuner without the use of a separate tuner for music. DMX's affiliation agreements with cable operators for digital distribution generally provide for a relatively small per subscriber fee attributable to the DMX Service, which is paid by the cable operator for each subscriber that purchases a digital cable package of video and music services that include the DMX Service. Such fees are generally much lower than the separate fees for the DMX Service paid to DMX for subscribers of analog cable systems that elect to receive the DMX Service as a premium service. The AT&T Broadband Annual Payments payable to the Company under the AT&T Amended Contribution Agreement are not subject to either of these general license fee arrangements.

Of the cable subscribers receiving the DMX Service as of December 31, 1999, 4% were receiving the DMX Service via analog cable distribution and 96% were receiving the service via digital distribution as compared to, 14% and 86% of cable customers receiving the DMX Service via analog and digital distribution, respectively, as of December 31, 1998. As a result of the transition from analog to digital distribution by cable operators serving the residential marketplace, the Company experienced a 34% increase in monthly recurring revenue from non-AT&T Broadband residential subscribers from January to December 1999. The digital distribution has not impacted the current rate structure of commercial cable subscribers or direct broadcast satellite subscribers.

Distribution by Satellite. DMX Service is also transmitted to small satellite dishes from the Ku-Band satellite directly to residential and commercial subscribers. Customers use proprietary DMX satellite receivers to receive the DMX signal and play it back through their music sound system. Customers can select any of the over 100 available formats at any time via the receiver. The receiver is controlled manually via the front panel or by a hand held remote control device. This is the same remote control that is utilized for cable distribution and offers the same functionality. Additionally, through its in-house software system, the Company is able to control the music playback either to an individual receiver or a group of receivers, which allows customization according to the customer's specific needs. Prior to April 28, 1999, the DMX Service was also distributed by Primestar, a DBS distributor of packaged programming to the residential market. As of that date, DMX distribution was terminated as a result of the acquisition of Primestar by Hughes Electronics Corp.

Internet Distribution. During the third quarter of 1999, the Company began transmitting the DMX Service via a major internet portal, Lycos Radio Network. Visitors to the portal can select from one of 30 streaming feeds of digital music "webcasting" to meet their personal profile. The music offered represents the same programming as is provided to cable and satellite customers.

On-Premise Distribution. The DMX Service is also distributed as an on-premise business music service via DMX-Disc where cable and DBS are not available. DMX-Disc uses a compact disc interactive (Cdi) player and a custom programmed library of CDs. Through the distribution and rotation of library CDs, a DMX-Disc customer receives essentially the same programming that is available by satellite. The Cdi player is controlled locally by the store manager and is disabled to only allow the playback of the DMX customer programmed catalog of CD's.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

OTHER SERVICES

DMX also derives revenues from the rental of tuner boxes and from sales and installation of sound system related products to its business customers through its local sales offices. Additionally, DMX offers in-store audio marketing systems and on hold custom music messaging. Revenues from these activities represented approximately 12% and 8% of Liberty Digital's revenues in fiscal 1999 and 1998, respectively.

MUSIC LICENSING

Most music is copyrighted and the Company therefore must enter into license agreements in order to distribute such music. DMX has entered into agreements and arrangements with major rights owners and organizations to permit the programming and distribution of its DMX Service, including music performance agreements with the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), and the Society of European Stage Authors and Composers ("SESAC") that permit distribution to businesses and homes and licensing agreements with record companies that permit the Company to produce and distribute the DMX-Disc product for the commercial marketplace. The agreements and arrangements provide for performance royalties to be paid by DMX for all music played on the DMX Service in the United States and cover either residential or commercial distribution or distribution on the Internet. Copyright users negotiate a fee with these organizations based upon the percentage of revenues. If the parties cannot reach an agreement with ASCAP or BMI, special judicial rate setting procedures, referred to as "rate court" proceedings, are available under antitrust consent decrees that govern these organizations. SESAC is not bound by a consent decree or special judicial rate setting mechanism. Certain of the agreements with ASCAP and BMI that are being negotiated on an industry wide basis over new rate structures may require a retroactive rate increase. DMX has continued to accrue royalties under agreements that are subject to ongoing negotiations or rate court proceedings based on its best estimates, after consultation with legal counsel and consideration of the terms and rates of the expired contracts. Although DMX has been accruing for potential increases in the BMI commercial and ASCAP commercial and residential rates, if the fees to be paid by DMX to these and other licensors increase in excess of current accruals, DMX's results of operations could be materially adversely affected by such excess amount.

DMX's agreement with ASCAP for commercial distribution expired in May 1999, and DMX has entered into an interim agreement since June 1999 until new rates are determined. DMX is part of an industry-wide group currently negotiating renewal terms. DMX's agreement with BMI for commercial distribution has expired. DMX is an active participant in rate court proceedings initiated by BMI to determine reasonable BMI license fees for commercial distribution. DMX's commercial agreement with SESAC expires in July, 2000.

ASCAP has commenced a rate court proceeding to determine, among other things, rates for DMX's residential distribution. In that proceeding, DMX has entered into a stipulation with ASCAP wherein it will not actively participate in the proceedings, but will be bound by the rate court's findings. Until the rate court proceedings are determined, DMX is paying license fees to ASCAP under its expired agreement with ASCAP. A trial date is not expected this year. DMX's residential agreement with BMI expired September 30, 1999. In November, 1999, the rate court set interim license fees to be paid by certain distributors of digital music. Although DMX is not a party to the rate proceeding, in December, 1999 DMX agreed to be bound by the interim rate of 3 percent for residential service for the period beginning October 1, 1999, and 1.5 percent of DMX's website revenues for Internet transmissions, but in any event, agreed to be bound by the results of the proceeding or any settlement thereof. DMX also reserved the right to join the proceeding at a later date. DMX's residential agreement with SESAC expires July, 2000.

DMX has applied for a compulsory license with the Recording Industry Association of America ("RIAA") for webcasting and is participating in an arbitration process to determine licensing rates. It is expected that the outcome of this arbitration will be known in early 2001.

DMX does not currently have a license with SESAC for webcasting. The Company believes that its agreement with ASCAP for residential distribution covers the distribution by the Company of music over the Internet.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

MARKETING

Commercial Music Marketing. The U.S. business marketplace has approximately 10.2 million business establishments in the top 50 U.S. markets according to market information developed for the Company. Approximately 55% of these businesses use some form of background music. DMX distributes its programming services to the commercial marketplace through regional direct sales offices owned and operated by DMX, franchisees and cable operators.

DMX has 20 local sales offices in major markets in the United States that have approximately 4.0 million businesses according to market information developed for the Company. DMX began fiscal 1999 with eight local sales offices acquired and two local sales offices started by DMX. The local sales offices sell the DMX Service and related business communication services and products direct to both local and regional chain accounts located in its territory utilizing its own sales, installation and service team.

DMX grants rights to franchisees and cable operators to market the DMX Service to commercial subscribers within exclusive franchise territories in exchange for a monthly per subscriber fee. Franchisees market the DMX Service via DBS or DMX-Disc, while cable operators have the right to market the DMX Service via their cable systems by DBS or DMX-Disc.

The Fairness in Music Licensing Act enacted in 1998 revised the U.S. copyright law to expand an exemption that enables certain small businesses to transmit background music by means of radio and television. Those exemptions are subject to limitations on the size of area of the business location in which such transmissions are received, limitations on the number of speakers or television sets and the restriction that the business does not charge admission. As a result of the Fairness in Music Licensing Act, more small businesses can transmit background music at their business locations without paying licensing fees which may reduce the potential number of customers for the DMX Services. However, the Company does not believe that small businesses could replicate the DMX Services.

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

From January 1998 to July 1999, DMX utilized the sales force of The Box to market the DMX Service to cable operators in the United States. As a result of the contribution of The Box to the MTVN Partnership, DMX established its own sales force beginning in August 1999. Such marketing efforts are directed to obtain commitments from cable operators to carry the DMX Service. Currently, DMX is accessible to approximately 24 million households and has distribution commitments on 900 cable systems in the United States, representing approximately 9% of the U.S. cable marketplace. Such distribution commitments are represented by contracts, or "affiliation agreements" reached between DMX and the cable operator, which give the operator the right to distribute the DMX Service to residential subscribers within their franchise territories in exchange for a monthly per subscriber license fee. Commercial rights are granted under a separate contract. The term of the affiliation agreements range from one to ten years and require monthly license fees to be paid to DMX for each DMX residential subscriber. Also under the AT&T Amended Contribution Agreement, AT&T Broadband is required to pay Liberty Digital the AT&T Broadband Annual Payments. See note 11 to the accompanying consolidated financial statements.

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

International Business. Although DMX has focused most of its efforts on domestic growth, it continues to review opportunities of distributing the DMX Service in foreign markets. DMX has licensing and royalty arrangements that cover Canada, Mexico, Latin America, the Caribbean and Sub-Sahara Africa, and continues to evaluate other possible joint relationships to enhance the international distribution of the DMX Service.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

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

DMX's principal competitors in providing music programming services to businesses are Muzak and AEI Music Network, Inc. DMX competes in this market on the basis of customer service, distribution technology, the selection of music, quality of programming and value. Some of the Company's competitors may have substantially greater financial, technical, personnel and other resources than the Company.

Music programming services also compete for consumers' time and discretionary income that is spent on other sources of entertainment, such as radio, other pre-recorded music services, on-air television, basic and premium television services, and in-home video and audio systems. The Internet provides a fast growing option for music delivery, including websites (such as "napster") that currently make digital music available over the Internet at no charge.

There are numerous methods by which existing and future competitors can deliver programming, including various forms of direct broadcast satellite services, wireless cable, fiber optic cable, digital compression over existing telephone lines, advanced television broadcast channels, Digital Audio Radio Service and the Internet. Competitors may use different forms of delivery for the services offered by the Company, and customers may prefer these alternative delivery methods. The Company may not have the financial or technological resources to adapt to changes in available technology and clients' preferences.

There can be no assurance that the Company will be able to use, or compete effectively with competitors that adopt new delivery methods and technologies, or keep pace with discoveries or improvements in the communications, media and entertainment industries. The Company also cannot assure that the technology it currently relies upon will not become obsolete. Advances in telecommunications technology and Internet music delivery systems could lower the barriers to entry in the business music industry and result in increased competitive pressure.

GOVERNMENT REGULATION

Music Copyrights and Royalty Payments. The Digital Performance Right in Sound Recordings Act of 1995 (the "1995 Act") establishes the right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings by means of subscription services. The 1995 Act provides a compulsory license for noninteractive subscription services. An arbitration proceeding before the United States Copyright Office to determine the statutory license royalty rate to be paid under the 1995 Act by the Company and other digital music residential subscription services on services transmitted to non-business subscribers commenced August 2, 1996. The royalty rate will be retroactive to February 1996. Effective May 8, 1998, the Librarian of Congress, upon recommendation of the Register of Copyrights, issued an order setting the Royalty rate at 6.5%. The RIAA appealed the order, which was upheld by the Federal appeals court and no further appeals may be made.

In 1998, the Digital Millennium Copyright Act (the "1998 Act") was enacted. The 1998 Act provides for a compulsory license for digital ephemeral recordings obtained from the copyright owner of the master recordings. The 1998 Act defines the digital performance rights with respect to copyright owners of master recordings and digital reproduction rights, and provides a basis for internet music providers to obtain a compulsory license. The Company has obtained a compulsory license and is participating in the Copyright Arbitration Royalty Panel (CARP) which will determine the licensing royalty rates to be paid for webcasting and digital ephemeral copies.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

Regulation of Cable Operators and Satellite Distributors

General. Any laws or regulations that adversely affect satellite or transmission services, copyright or agreements or that would have an adverse effect on the growth of the cable television and satellite industry may also have an adverse effect on DMX. Although programming providers, such as DMX, are not directly regulated by the Federal Communications Commission ("FCC"), the operations of cable television systems are subject to the Telecommunications Act of 1996 (the "1996 Telecom Act"), the Cable Television Consumer Protection and Competition Act of 1992, as amended, (the "1992 Act"), and the Cable Communications Policy Act of 1984, as amended (the "1982 Act"), the Communications Act of 1934, as amended, (collectively the "Cable Act") and to regulation thereunder by the FCC.

Cable television systems are subject to extensive regulations, including rate regulation, which can operate to impair the willingness and ability of cable operators to add programming services. This adverse effect was mitigated by the 1996 Telecom Act, which sunsets the rate regulation of non-basic tiers in all cable systems on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and have further urged more rigorous rate regulation (including the imposition of limits on programming cost pass-throughs to customers until a greater degree of competition to incumbent cable operators has developed).

Carriage Requirements. The Cable Act grants television broadcasters "must carry" rights on local cable systems. "Must carry" rights afford less popular broadcast stations guaranteed access to local cable systems, which can reduce the channel capacity available for other programming services, like the DMX Service. The burden associated with "must carry" may increase substantially if broadcasters proceed with a planned conversion to digital transmission, and the FCC determines, in a pending rulemaking, that cable systems must carry both analog and digital broadcasts in their entirety. The Cable Act also requires cable systems to reserve up to 15% of their capacity for commercial use by unaffiliated third party programmers and permits local franchising authorities to require the allocation of additional capacity for public, educational and government access use. A separate form of broadcast "must carry" and "public interest" access applies to the DBS Industry. All of these obligations adversely affect the channel capacity available for the carriage of the DMX Service.

Carriage Agreements. The Cable Act includes a number of restrictions affecting video programming contracts. FCC regulations prohibit cable operators from requiring a financial interest in a video program service as a condition of carriage of such service, coercing exclusive rights in a video programming service or favoring affiliated programmers so as to restrain unreasonably the ability of an unaffiliated video programmer to compete.

Satellites. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. If the FCC or any other person revokes or refuses to extend authorizations for any of these satellites, the Company would be required to seek alternate satellite facilities. At present, however, there are numerous competing satellite providers that make transponders available for music programming and video services to the cable industry.

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

RESEARCH & DEVELOPMENT

The Company focuses its research and development efforts on distribution and encoding/server technologies, including refinements to its residential and commercial DBS technology and the development of technologies for the distribution of music via the Internet.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

TRADEMARKS AND COPYRIGHTS

The Company has filed for worldwide trademark registration for its DMX Services (including DMX, DMX MUSIC, Digital Music Express, DMX for Business, DMXDJ, DMX Axis, and MallNet). The Company believes that its trademarks are valuable properties and intends to defend them vigorously.

PERSONNEL

As of December 31, 1999, the Company had 419 full-time employees. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

Liberty Digital's principal executive offices are located at 12312 West Olympic Blvd., Los Angeles, CA 90064. The Company also leases executive offices at 67 Irving Place North, 4th Floor, New York, NY 10003.

Liberty Digital does not own any real or personal property other than through its interests in its operating subsidiary, DMX. DMX owns or leases fixed assets necessary for the operation of its business, including office space, transponder space, headends, and customer equipment. Liberty Digital believes that all the Company's facilities are adequate for its current and anticipated needs.

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

On August 25, 1999, Ground Zero Entertainment Company ("Ground Zero") commenced an action against the Company in the Supreme Court of the State of New York, seeking among other things, to rescind a February 1999 transaction between Ground Zero and the Company pursuant to which the Company transferred certain assets of PAL to Ground Zero. On November 9, 1999, the Company moved to dismiss the complaint and each cause of action asserted therein. By Memorandum and Order dated December 2, 1999, the court dismissed all of the causes of action including the rescission claim, except for the breach of contract claim and reserved decision with respect to the fraud claim. On February 23, 2000, the Company filed counterclaims against Ground Zero to seek compensation for the costs and expenses it has incurred as a result of Ground Zero's action and named David Wolin, a former employee of PAL, as a third party defendant in the action. The Company believes that the claims are without merit and intends to defend such action vigorously.

In December 1999, David Wolin, a former employee of PAL and an employee of Ground Zero, commenced an action against the Company in the Supreme Court of the State of New York. The complaint asserts, among other things, that the Company breached obligations to Wolin under an employment agreement. The Company believes the claim is without merit and intends to defend such action vigorously. On or about February 23, 2000, the Company named Ground Zero as a third party defendant in the action.

On or about December 8, 1998, BMI initiated a rate court proceeding in the United States District Court for the Southern District of New York for a determination of a reasonable license fee for DMX's right to use music in the BMI repertory distributed to commercial customers. The parties are currently in the discovery process and have submitted briefs to determine the issues in the case.

On or about July 7, 1993, ASCAP initiated a rate court proceeding in the United States District Court for the Southern District of New York. The action is being brought by ASCAP for a determination of a reasonable license fee for DMX's right to use music in the ASCAP repertory distributed to residential customers. The Company entered into a stipulation with ASCAP wherein the Company will not actively participate in the proceedings, but will be bound by the District Court's findings.

The Company has guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco
Servicegesellschaft fur elektronische Kommunikation GmbH ("Selco"), and the related side letter

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

agreement (the "Selco Agreement"). On March 20, 2000, the Company received an offer from Selco to settle the matter for $1.6 million. The Company responded on March 24, 2000, with a settlement offer of $650,000. No assurance can be given that Selco will not continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether the Company will be held liable for an amount in excess of the amount accrued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Liberty Digital's security holders during the quarter ended December 31, 1999.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                                     PART II

ITEM 5. MARKET FOR LIBERTY DIGITAL, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 10, 1999, shares of Liberty Digital, Inc. ("Liberty Digital" or the "Company") Series A Common Stock, $0.01 par value per share ("Series A Common Stock") have been quoted on the Nasdaq National Market tier under the symbol "LDIG".

From July 14, 1997 through September 9, 1999 shares of the Company's Series A Common Stock, $0.01 par value per share were quoted on the Nasdaq SmallCap Market under the symbol "TUNE".*

The following table sets forth the range of high and low sales prices of the Series A Common Stock for the periods indicated as provided by Nasdaq.

                                                       HIGH               LOW
                                                       ----               ---
   1998:

   First Quarter                                  $      8.1875          7.5938
   Second Quarter                                        9.9375          7.6875
   Third Quarter (through August 13, 1998**)             8.0625          7.7500
   Third Quarter (from August 14, 1998**)                7.7500          2.3750
   Fourth Quarter                                        6.3750          3.0000

   1999:

   First Quarter                                  $      5.6250          4.0625
   Second Quarter                                       61.0000          5.2500
   Third Quarter                                        34.8750         15.5000
   Fourth Quarter                                       75.7500         22.8750

The prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily reflect actual transactions.

On March 24, 2000, the closing price for the Series A Common Stock reported by Nasdaq was $40.75. As of December 31, 1999 there were 170 stockholders of record of Liberty Digital with approximately 48.0% of the shares held in "street name".

-----------------------
*The Company changed its name to Liberty Digital, Inc. on September 9, 1999.

**Until August 13, 1998, each share of Series A Common Stock issued in the merger of the Company and DMX Inc. (the "DMX Merger") traded on the Nasdaq SmallCap Market together with a right granted by Tele-Communications, Inc. ("TCI") in connection with the DMX Merger (a "TCI Right"). Each TCI Right entitled the holder to require TCI to purchase from such holder one share of Series A Common Stock for $8.00, payable at the election of TCI, in cash, a number of shares of TCI's Series A TCI Group Common Stock having an equivalent value, or a combination thereof, if during the one-year period beginning on July 11, 1997 the price of the Series A Common Stock trading with associated TCI Rights did not equal or exceed $8.00 for a period of at least 20 consecutive trading days. The TCI Rights became exercisable from July 11, 1998 through August 13, 1998. All unexercised TCI Rights expired at the close of business on August 13, 1998. On August 14, 1998, Series A Common Stock without TCI Rights commenced trading on the Nasdaq SmallCap Market.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

DIVIDENDS

No dividends have been paid by the Company on its common stock as of December 31, 1999. The Company does not anticipate declaring or paying cash dividends on its common stock at any time in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on the Company's common stock will be made by its board from time to time in the exercise of its business judgement, taking into account, among other things, results of operations and financial condition, any then existing or proposed commitments by it for the use of available funds, and the Company's obligations with respect to the holders of any then outstanding indebtedness or preferred stock. In addition, the Company may in the future issue debt securities or preferred stock or enter into loan agreements or other arrangements that restrict the payment of dividends on, and repurchases of, its common stock.

RECENT SALES OF UNREGISTERED SECURITIES

In December 1999, DMX, LLC ("DMX"), a subsidiary of the Company, entered into an Asset Purchase Agreement with Midwest Systems and Services, Inc. ("Midwest Systems") pursuant to which DMX acquired certain assets of Midwest Systems for 60,425 shares of Series A Common Stock. The sale and issuance of such securities is deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 promulgated thereunder. Midwest Systems is an accredited investor. Except for the foregoing, there were no sales of unregistered securities during the three month period ended December 31, 1999.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

ITEM 6. SELECTED FINANCIAL DATA.

The following is a summary of selected financial information relating to the financial condition and results of operation of Liberty Digital, Inc. (formerly TCI Music, Inc.) and its predecessor (DMX, LLC) and should be read in conjunction with the Company's consolidated financial statements (amounts in thousands, except per share data).


                                          LIBERTY
                                          DIGITAL                TCI MUSIC, INC.                            DMX, LLC
                                        ------------ ---------------------------------------  --------------------------------------
                                        TEN MONTHS   TWO MONTHS                 SIX MONTHS    NINE MONTHS
                                          ENDED         ENDED       YEAR ENDED    ENDED          ENDED
                                        DECEMBER 31, FEBRUARY 28,  DECEMBER 31, DECEMBER 31,    JUNE 30,   YEARS ENDED SEPTEMBER 30,
                                        ------------ ------------  ------------ ------------  -----------  -------------------------
                                            1999          1999        1998          1997         1997         1996         1995
                                        ------------ ------------  ------------ ------------  -----------  ----------    -----------
INCOME STATEMENT DATA
Revenue                                 $    54,642  |   10,547       56,553        22,111 |     16,594       17,326       12,773
Operating, selling, general                          |                                     |
   and administrative expenses               42,904  |    6,771       36,533        12,905 |     27,300       29,909       22,166
Stock compensation                          692,638  |       85          502           294 |        137          550           --
Depreciation and amortization                40,660  |    2,502       14,192         6,078 |      1,789        1,884        1,342
Inventory writedown                              --  |       --        1,102            -- |         --           --           --
Loss on disposal of DMX-Europe N.V               --  |       --           --            -- |      1,738        7,153           --
                                        -----------  |   ------     --------      -------- |    -------      -------      -------
Net operating income (loss)                (721,560) |    1,189        4,224         2,834 |    (14,370)     (22,170)     (10,735)
                                                     |                                     |
Interest expense, net                        (5,727) |   (1,036)      (5,698)         (289)|       (422)        (300)        (209)
Share of earnings (loss)                             |                                     |
   of affiliates                            (11,620) |       (6)         151           120 |        203      (11,657)     (12,964)
Dividend income                               1,152  |       --           --            -- |         --           --           --
Other income (expense), net                      --  |       (2)          --          (222)|       (119)         272          829
                                        -----------  |   ------     --------      -------- |    -------      -------      -------
Net earnings (loss) from                             |                                     |
   continuing operations                             |                                     |
   before income taxes                     (737,755) |      145       (1,323)        2,443 |    (14,708)     (33,855)     (23,079)
Income tax benefit (expense)                282,467  |   (1,049)      (3,059)       (2,625)|         --           --           --
                                        -----------  |   ------     --------      -------- |    -------      -------      -------
Net loss from continuing                             |                                     |
   operations                           $  (455,288) |     (904)      (4,382)         (182)|    (14,708)     (33,855)     (23,079)
                                        ===========  |   ======     ========      ======== |    =======      =======      =======
                                                     |                                     |
Net loss attributable to                             |                                     |
   common stockholders                  $  (679,025) |   (4,596)     (30,467)         (589)|    (14,708)     (33,855)     (23,079)
                                        ===========  |   ======     ========      ======== |    =======      =======      =======
                                                     |                                     |
Basic and diluted loss                               |                                     |
   attributable to common                            |                                     |
   stockholders per common share        $     (3.54) |    (0.06)       (0.38)        (0.01)|      (0.25)       (0.68)       (0.60)
                                        ===========  |   ======     ========      ======== |    =======      =======      =======
                                                     |                                     |
Weighted average number of                           |                                     |
   common shares                            191,932  |   81,377       81,046        77,423 |     59,587       49,676       38,585
                                        ===========  |   ======     ========      ======== |    =======      =======      =======

                                      LIBERTY DIGITAL            TCI MUSIC, INC.                           DMX, LLC
                                      ---------------  ------------------------------------  --------------------------------------
                                        DECEMBER 31,               DECEMBER 31,                JUNE 30,        SEPTEMBER 30,
                                        ------------   ------------------------------------  -----------  -------------------------
                                            1999                      1998        1997          1997        1996           1995
                                        ------------              ------------ ------------  -----------  ----------    -----------
BALANCE SHEET DATA
Current assets                          $    20,326    |              20,642        16,757|       6,186        7,719       12,123
Net assets of discontinued                             |                                  |
   operations                                    --    |              65,451        70,756|          --           --           --
Investments in affiliates,                             |                                  |
   accounted for under the                             |                                  |
   equity method                             34,345    |                 378           577|         558          504          457
Investment in available for                            |                                  |
   sale securities                          930,048    |                  --            --|          --           --           --
Investments recorded at cost                217,457    |                  --            --|          --           --           --
Property and equipment, net                  18,419    |              12,686         4,227|       4,132        5,894        4,336
Intangibles and other assets, net           513,267    |             102,708        91,903|         110        4,635          166
                                        -----------    |            --------      --------|     -------      -------      -------
Total assets                            $ 1,733,862    |             201,865       184,220|      10,986       18,752       17,082
                                        ===========    |            ========      ========|     =======      =======      =======
                                                       |                                  |
Current liabilities                     $   577,609    |              13,604        13,141|      14,705       16,932        3,626
Deferred income taxes                       375,818    |                 380         2,811|          --           --           --
Accrued stock compensation                  101,846    |                  --            --|          --           --           --
Debt                                         97,813    |              96,244        53,236|          23        1,401        1,446
Related party debt and                                 |                                  |
   accrued interest                              --    |                 226         3,793|       3,887           --           --
Other liabilities                            16,854    |               3,129         2,355|       2,082        1,773        1,252
Negative investment in                                 |                                  |
   DMX-Europe N.V                             1,358    |               9,058         9,058|       6,591           --       15,886
                                        -----------    |            --------      --------|     -------      -------      -------
                                                       |                                  |
Total liabilities                         1,171,298    |             122,641        84,394|      27,288       20,106       22,210
                                                       |                                  |
Redeemable convertible                                 |                                  |
   preferred stock                          153,308    |              34,322        35,588|          --           --           --
                                                       |                                  |
Stockholders' equity (deficit)              409,256    |              44,902        64,238|     (16,302)      (1,354)      (5,128)
                                        -----------    |            --------      --------|     -------      -------      -------
                                                       |                                  |
Total liabilities and                                  |                                  |
   stockholders' equity                                |                                  |
   (deficit)                            $ 1,733,862    |             201,865       184,220|      10,986       18,752       17,082
                                        ===========    |            ========      ========|     =======      =======      =======

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Liberty Digital, Inc. is a diversified new media company. The Company's operations consist of interactive television and new media business and investments in Internet content and music programming and music related services in two business segments, Interactive Media and Audio. The Company's Interactive Media segment consists of developing and providing interactive television and new media services and investing in Internet and new media companies. The Audio segment consists of the operations of DMX, LLC ("DMX"), which is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. The Company is a majority-owned subsidiary of Liberty Media Corporation ("Liberty").

The Company was incorporated in Delaware on January 21, 1997 as a wholly owned subsidiary of Tele-Communications, Inc. ("TCI") for the purpose of acquiring DMX. On July 17, 1997, the Company acquired DMX, which became an LLC in September 1998. TCI was converted into a Delaware limited liability company on March 10, 2000, and renamed AT&T Broadband, LLC ("AT&T Broadband") of which AT&T is the sole member. In connection with the acquisition of DMX, AT&T Broadband is obligated to pay the Company, under an agreement ("AT&T Amended Contribution Agreement"), monthly revenue payments aggregating $18.0 million each year and adjusted annually through 2017 ("AT&T Broadband Annual Payment").

On March 9, 1999 AT&T acquired TCI in a merger (the "AT&T Merger"). In the AT&T Merger, (1) TCI became a wholly owned subsidiary of AT&T Corp. ("AT&T"), (2) the businesses and assets of the TCI's Liberty Media Group and TCI's Ventures Group were combined and (3) the holders of TCI's Liberty Media Group Series A and Series B Common Stock and TCI's Ventures Group Series A and Series B Common Stock received in exchange for their shares AT&T Series A and Series B Liberty Media Group Common Stock intended to reflect the results of the combined Liberty Media Group and TCI Ventures Group. Following the AT&T Merger, AT&T's Liberty Media Group consists of the assets and businesses of TCI's Liberty Media Group and TCI's Ventures Group. Liberty is part of the AT&T's Liberty Media Group.

On May 24, 1999, the Company called for redemption effective June 11, 1999 of all of the outstanding shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock"). In lieu of redemption, holders could convert each share of Series A Preferred Stock into three shares of Series A Common Stock ("Series A Common Stock"). On June 11, 1999, all of the outstanding shares of Series A Preferred Stock were converted into Series A Common Stock, except for 6,404 shares of Series A Preferred Stock, which were redeemed for aggregate proceeds of approximately $148,000. Liberty converted all of the shares of Series A Preferred Stock beneficially owned by it into shares of Series A Common Stock prior to the redemption date.

On December 16, 1997, the Company acquired The Box Worldwide, Inc. ("The Box"). The operations of The Box at the time it was acquired consisted of programming, distributing, and marketing of digital and analog music videos to cable subscribers. On July 15, 1999, the Company contributed substantially all of the assets and business of The Box to MTVN Online, L.P. (the "MTVN Partnership") as discussed below. On December 31, 1997 the Company acquired Paradigm Music Entertainment Company ("Paradigm"). The operations of Paradigm at the time it was acquired consisted of, (1) SonicNet, Inc. ("SonicNet"), an entity engaged in the distribution of music content via the Internet and (2) Paradigm Associated Labels, ("PAL"), an entity engaged in the creation and production of new artist sound recordings. In December 1998, the Company discontinued the operations of PAL. On July 15, 1999, the Company contributed substantially all of the assets and business of SonicNet to the MTVN Partnership, as discussed below. Accordingly, the operations of The Box and SonicNet, representing the Company's Video and Internet segments, respectively, were discontinued effective July 15, 1999.

On July 15, 1999, MTV Networks, a division of Viacom International Inc. ("MTVN") and the Company formed the MTVN Partnership. MTVN Partnership's business is to develop, operate, manage, market, distribute and license text, audio and video music, music-related and music-themed services online and engage in reasonably related activities, including e-commerce applications and consumer oriented commercial transactions (the "MTVN Partnership Business"). With certain exceptions, the Company contributed to the MTVN Partnership substantially all of the assets and businesses of SonicNet and The Box, and the stock of their respective subsidiaries which exclusively conduct their respective international businesses. MTVN contributed to the MTVN Partnership the assets and businesses owned or controlled by it that constituted all of its current or planned assets and businesses engaged, or to be engaged, exclusively in the MTVN Partnership Business, including those assets and businesses used exclusively in connection with its MTV.com, VH1.com and Imagine Radio businesses, and all wholly owned international assets

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

and businesses engaged exclusively in the MTVN Partnership Business. For their respective contributions, the Company received an aggregate 10% limited partnership interest and MTVN received an aggregate 90% general and limited partnership interest in the MTVN Partnership. The net assets of The Box and SonicNet contributed to the MTVN Partnership, after giving effect to the fair value adjustments resulting from the AT&T Merger, were $63.6 million and $57.4 million, respectively.

On December 21, 1999, the MTVN Partnership formed The MTVi Group, Inc. ("MTVi"). On February 11, 2000, MTVi filed a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering of its Class A Common Stock. Each of the limited partnership units held by the Company in the MTVN Partnership is exchangeable for one share of MTVi Class A Common Stock. Concurrently with the completion of the offering, the MTVN Partnership will be reorganized, resulting in MTVi becoming the sole general partner of the MTVN Partnership. The registration statement has not yet become effective.

On September 8, 1999, the Company increased the authorized number of shares of Series A Common Stock to 1,000,000,000 from 295,000,000; increased the authorized number of shares of Series B Common Stock ("Series B Common Stock") to 755,000,000 from 200,000,000; and authorized 150,000 shares of Convertible Preferred Stock, Series B ("Series B Preferred Stock").

On September 9, 1999, pursuant to an agreement (the "Contribution Agreement"), Liberty contributed to the Company all of the outstanding stock of its wholly owned subsidiaries that were formed solely to hold some of Liberty's investments in interactive programming and content related assets (the "Contributed Subsidiaries"). In addition, Liberty assigned to the Company certain of its rights under an access agreement ("Access Agreement") between Liberty and AT&T entered into in connection with the AT&T Merger regarding the provision of certain interactive video services over the cable television systems of AT&T and its controlled affiliates (the "AT&T Systems"). The Access Agreement establishes a framework to negotiate definitive agreements for digital channel capacity on the AT&T Systems equal to one six-megahertz channel (which, under current digital compression technology, will enable carriage of between 12 and 15 video channels) to be used for interactive, category specific channels providing entertainment, information and merchandise programming, subject to certain conditions ("Interactive Video Services"). In connection with the Contribution Agreement, the Board of Directors of Liberty adopted a policy that the Company will be the primary (but not exclusive) vehicle for the pursuit of corporate opportunities relating to interactive programming and content related services in the United States and Canada, subject to certain limitations. See "INTERACTIVE MEDIA -- Interactive Television and New Media Business -- Risks Related to Investments in Internet and New Media" on Item 1, Part I of this Form 10K. Liberty also contributed to the Company a combination of cash and notes payable to Liberty or one or more of its affiliates (which notes were assigned to Liberty prior to the closing of the transactions under the Contribution Agreement) by the Contributed Subsidiaries and the Company equal to $150.0 million. Cash contributed retroactive to March 1, 1999 was $121.3 million, net of notes payable assumed by Liberty. In addition, the Company adopted a Deferred Compensation and Stock Appreciation Rights Plan and entered into Deferred Compensation and Stock Appreciation Rights Agreements with Lee Masters, a director, President and Chief Executive Officer of the Company and Bruce W. Ravenel, then a director and Executive Vice President of the Company. The Deferred Compensation and Stock Appreciation Rights Plan is comprised of a deferred compensation component and stock appreciation rights. The deferred compensation component provides Messrs. Masters and Ravenel with the right to receive the appreciation in the Series A Common Stock (as reflected by its market price) over $2.46 per share up to $19.125; and the stock appreciation rights provide them with the appreciation in the market price of the Series A Common Stock above $19.125. In consideration of the foregoing, the Company issued to Liberty (1) 109,450,167 shares of Series B Common Stock and (2) 150,000 shares of Series B Preferred Stock having an initial liquidation aggregate preference of $150.0 million.

The effective issue price of the shares of Series B Common Stock issued pursuant to the Contribution Agreement was $4.66, which was the average of the daily closing prices of the Series A Common Stock on the Nasdaq SmallCap Market for the 30 day period ended April 5, 1999 (the day before the public announcement of the Contribution Transaction) rounded down to the nearest cent. The conversion price for the Series B Preferred Stock issued pursuant to the Contribution Agreement was 125% of the average market price used to calculate the issue price of the Series B Common Stock, or $5.825.

At December 31, 1999, after giving effect to the redemption of Series A Preferred Stock and the completion of the transactions under the Contribution Agreement, Liberty and its affiliates beneficially own approximately 45% of the Series A Common Stock, 100% of the Series B Common Stock, and 100% of the Series B Preferred Stock. As a result, Liberty and its affiliates beneficially own shares representing approximately 99.3% of the voting power of all outstanding capital stock of the Company, inclusive of Liberty's right to acquire beneficial ownership of up to an additional 25,751,073 shares of Series B Common Stock upon conversion of the Series B Preferred Stock.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

Certain statements in this Annual Report on Form 10-K (this "Report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Liberty Digital and subsidiaries or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the factors and risks discussed in this Report, general economic and business conditions and industry trends; the continued strength of the satellite services industry; uncertainties inherent in proposed business strategies and development plans; rapid technological changes; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 2000 (as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures on net investments in foreign operations. As of December 31, 1999, the Company has not entered into any derivative contracts nor does it hold any derivative financial instruments. Therefore, SFAS 133 will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statements of operations and comprehensive earnings to conform to the requirements of SFAS
130. SFAS 130 requires that all items that are components of comprehensive earnings be reported in a financial statement in the period in which they are recognized. The Company has included cumulative unrealized holding gains on available for sale marketable securities and cumulative foreign currency translation adjustments in other comprehensive earnings, which has been recorded directly in stockholders' equity. Pursuant to SFAS 130, these items are reflected as components of other comprehensive earnings in the Company's consolidated statements of operations and comprehensive earnings and are included in accumulated other comprehensive earnings in the Company's consolidated balance sheets and statements of stockholders' equity. Foreign currency translation adjustments are not material for all periods presented. However, unrealized holding gains on available for sale marketable securities are significant during 1999.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the following criteria for revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and
(4) collectibility is reasonably assured. The adoption of SAB No. 101 did not have a material impact on the financial statements.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

SUMMARY OF OPERATIONS

The Company's continuing operations consist of the Audio segment and the Interactive Media segment. The Audio segment consists of the operations of DMX. DMX is engaged in programming, distributing and marketing a digital and analog music service ("DMX Service") delivered to homes and businesses. The Interactive Media segment was added as a result of the transactions completed under the Contribution Agreement with Liberty on September 9, 1999. This new segment is engaged in the development of interactive businesses that take advantage of the opportunities of interactive programming content and interactive television. The addition of the Interactive Media segment was accounted for as an "as-if" pooling of interest retroactive to March 1, 1999, since the transaction was between entities under common control. The Interactive Media segment did not have any revenue during the ten months ended December 31, 1999.

For purposes of analysis and discussion, the year ended December 31, 1999 includes the operations of the Audio segment for the two months ended February 28, 1999 and the combined operations of the Audio and Interactive Media segments for the ten months ended December 31, 1999. All periods prior to December 31, 1998 presented herein represent only the operations of the Audio segment. The operations of The Box, SonicNet and PAL were reclassified as discontinued operations for all the periods presented herein.

A principal amount of the Audio segment revenues are derived from the AT&T Broadband Annual Payment. The adjusted payments for twelve months ended December 31, 1999 were approximately $20 million. The AT&T Broadband Annual Payments represent the revenues received by AT&T Broadband affiliates from sales of DMX services net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to the Company.

REVENUE

Total revenue from the Audio segment increased $8.6 million, or 15.3%, for the year ended December 31, 1999 from $56.6 million in the corresponding period in the prior year. The revenue increase was due to the continued growth in commercial subscriber revenue of $5.5 million due to the acquisition of sales offices in ten new markets during 1999 and the full year impact of revenue derived from the acquisition of sales offices in eight markets during 1998. As a result of this increased subscriber base, one time equipment sales and installation revenue also rose by $1.6 million. Additionally, revenue from international affiliates grew by $1.1 million. The revenue increases were offset by the loss of residential revenue of $2.4 million attributed to the termination of the DMX Service to Primestar customers after Primestar's acquisition by Hughes Electronic Corp. in April 1999. To compensate for termination of the DMX Service for the balance of the contract, Primestar paid the Company a settlement fee of $2.8 million which was recorded as revenue during 1999.

Total revenue from the Audio segment increased $23.0 million, or 68.6%, for the year ended December 31, 1998 from $33.6 million in the corresponding period in the prior year. Such increase was primarily attributable to higher AT&T Broadband Annual Payments of $11.6 million as a result of the full year revenue recognized in 1998 (compared to six months of revenue recognized in 1997) and an increase in other subscriber revenue of $9.4 million. Subscriber revenue increased as a result of continued growth in DMX's residential and commercial subscriber bases and acquisition of sales offices in eight new markets. Additionally, DMX increased other revenue by $3.5 million primarily from equipment and installation sales attributable to the increased subscriber base. Offsetting the increase in revenue was $1.5 million resulting from the de-consolidation of DMX-Europe N.V. and subsidiary ("DMX-E") as of July 1, 1997. Subscriber fee revenue from AT&T Broadband and its affiliates, exclusive of the AT&T Broadband Annual Payments, represented approximately 35.4% and 44.9% of total subscriber fees for the years ended December 31, 1998 and 1997, respectively.

Total revenue, exclusive of revenue from DMX-E, increased $2.4 million, or 20.2%, for the nine months ended June 30, 1997 as compared to the corresponding period in the prior year. All of such revenues were derived from the Audio segment. Such increase was primarily attributable to continued growth in commercial and residential subscriber fee revenue. Subscriber fee revenue from AT&T Broadband and its affiliates represented approximately 48.0% and 55.6% of total subscriber fees, for the nine months ended June 30, 1997 and 1996, respectively.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

OPERATING EXPENSES

Operating expenses from the Audio segment increased $855,000, or 6.9%, for the year ended December 31, 1999 as compared to the corresponding period in the prior year. Such increase was primarily attributable to higher music rights and royalty expenses and salaries as a result of the subscriber fee revenue increase during the year.

Operating expenses from the Audio segment, exclusive of DMX-E operating expenses, increased $538,000, or 4.6%, for the year ended December 31, 1998 as compared to the corresponding period in the prior year. The increase in operating expenses was not significant, as increased costs relating to music rights, royalties and amounts paid to AT&T Broadband as compensation for services rendered in generating the AT&T Broadband Annual Payments were offset by decreases in satellite and research and development expenses.

Operating expenses from the Audio segment, exclusive of DMX-E operating expenses, increased $972,000, or 13.5%, for the nine months ended June 30, 1997, as compared to the corresponding prior year period, primarily due to increased music rights expense resulting from growth in subscribers. All of such operating expenses were attributable to the Audio segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $10.1 million, or 41.9%, for the year ended December 31, 1999 compared to the corresponding period in the prior year. Of the increase, the Audio segment increased by $7.0 million or 28.7%. The balance of the increase represents the Interactive Media segment spending of $3.1 million for its first ten months of operation. The increase in the Audio segment represents higher salary costs and occupancy expenses due to the increase in the number of employees associated with the acquisition of sales offices in ten new markets during the year. The Interactive Media segment expenses represent salaries of key executive and staff, professional and consulting fees, travel expenses and general office expenses.

Selling, general and administrative expenses from the Audio segment increased $10.0 million, or 71.0%, for the year ended December 31, 1998 as compared to the corresponding period in the prior year. Such increase resulted from personnel, occupancy and promotional expenses associated with DMX's growth in subscriber revenues and expenses related to the acquisition of sales offices in eight new markets.

Selling, general and administrative expenses from the Audio segment for the nine months ended June 30, 1997 were consistent with the nine months ended June 30, 1996. Increases in legal expenses associated with the DMX merger, the provision for doubtful accounts, and rent expense were offset primarily by decreases in salary expenses associated with a performance bonus paid to an executive officer in the prior year and the expiration of a royalty agreement.

STOCK COMPENSATION

Stock compensation expense increased $692.2 million for the year ended December 31, 1999 compared to the corresponding period in the prior year. This increase was as a result of the exercise of stock options and accruals for earned tandem stock appreciation rights ("SARs") under the Employee Stock Plan and Deferred Compensation and Stock Appreciation Rights Plan. The total stock compensation expense was $701.3 million, of which $10.2 was reflected as part of the loss from discontinued operations. During the year ended December 31, 1999, the trading price of the Series A Common Stock increased from $5.25 on April 6, 1999 to $74.25 per share at December 31, 1999. See "Subsequent Event -- Stock Compensation" below.

An increase in the trading price of the Company's Series A Common Stock over the previous quarter will result in an increase in its stock compensation expense accruals, thereby decreasing the Company's net operating income to the extent of the accrual. Conversely, a decrease in the price of the Company's Series A Common Stock over the previous quarter will result in the reversal of a portion of the expense accrued for the previous quarter thereby increasing the Company's net operating income to the extent of the reversal. For example, for the second quarter ended June 30, 1999, expense accruals for continuing operations with respect to these agreements were $237.3 million based on the trading price of $35.37 for the Series A Common Stock at the end of that quarter; expense accruals for the quarter ended September 30, 1999 were reversed in the amount of $55.8 million, based on the trading price of $23.31 for the Series A Common Stock at the end of that quarter.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $29.0 million for the year ended December 31, 1999 compared to the corresponding period in the prior year. The increase was primarily attributable to the amortization of the fair value adjustments resulting from the AT&T Merger and the Access Agreement transferred to the Company as a result of the Contribution Agreement. The balance of the increase in each period was primarily attributable to the additions of property and equipment and intangibles resulting from acquired businesses made by DMX during the years ended December 31, 1999 and 1998.

Depreciation and amortization expense increased $6.9 million for the year ended December 31, 1998 as compared to the corresponding period in the prior year. Such increase was primarily attributable to an increase in the balance of property and equipment and intangibles resulting from the DMX Merger in 1997 and other new market acquisitions made by DMX during 1998.

Depreciation and amortization increased $487,000 for the nine month period ended June 30, 1997 as compared to the corresponding period in the prior year. Such increase was primarily attributable to amortization of excess cost over the fair value of net assets acquired related to the purchase of a 49% interest in DMX-E in May 1996.

MERGER AND BUSINESS DEVELOPMENT COSTS

During the period April 6, 1999 through December 31, 1999, the Company incurred investment banking fees and professional fees of $1.1 million related to the completion of the transactions under the Contribution Agreement between the Company and Liberty. In addition, the Company incurred legal and professional fees of $1.0 million related to the development of the Interactive Media segment and the purchase of its investments.

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

DISPOSAL OF DMX-E

The disposal of DMX-E was not accounted for as a discontinued operation as the disposal did not constitute a discontinuance of a segment of the Company. The 1997 loss on disposal of DMX-E of $1.7 million represents the write down of assets to their net realizable values. In 1996, the Company recorded an estimated loss on the disposal of DMX-E of $7.1 million. These cumulative losses and accruals for the disposal and writeoff of the Company's investment in DMX-E netted to a liability of $9.1 million which the Company defined as "Negative Investment in DMX-E" in the Company's balance sheet prior to December 31, 1998 and up to August 31, 1999.

EXTRAORDINARY ITEM - OTHER INCOME -DMX-E

On September 1, 1999 the Company was notified by its counsel in the United Kingdom that the liquidation of DMX Europe (UK) Limited was completed. The completion of the liquidation has resulted in a reduction in the reserve for amounts owed to creditors by $7.7 million and was reflected in the accompanying consolidated statements of operations and comprehensive earnings for the year ended December 31, 1999 as an extraordinary item. As of December 31, 1999 DMX-Europe N.V. remains in receivership.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

INTEREST EXPENSE

Unaffiliated interest expense and financing cost recorded for the years ended December 31, 1999, 1998 and the six months ended December 31, 1997 were $6.2 million, $5.4 million and $16,000, respectively. These interest costs are from various debt agreements which had balances of $103.1 million, $97.5 million and $53.2 million as of December 31, 1999, 1998 and 1997, respectively. During 1999 the Company paid interest under a higher rate than in prior years as the result of increases in the interest rate under the variable-rate debt agreement.

Related party interest expense recorded for the year ended December 31, 1999 was $526,000, which consisted principally of interest on a promissory note due to Liberty. The balance of this note at December 31, 1999 was $23.3 million. Related party interest prior to December 31, 1999 was not significant.

SHARE OF EARNINGS OR LOSSES OF AFFILIATES

For the year ended December 31, 1999, the Company's share of losses were principally attributable to its investments in Online Retail Partners, Inc. and Pogo.com in the amounts of $4.1 million and $7.0 million, respectively.

For the nine months ended June 30, 1996, the share of losses of affiliates included DMX's share of losses in DMX-E of $11.7 million.

DIVIDEND INCOME

The dividend income of $1.1 million resulted from distributions received from the Company's investment in Java Fund. Such distributions were made in the form of shares of common stock of Intraware, Inc. and Viant Corporation, priced at market on the distribution date.

LOSS ON A DISCONTINUED OPERATION

The losses from discontinued operations represent the operating losses and additional costs of disposal of the Video and Internet segments of the Company up to July 15, 1999 as a result of the Company's participation in the MTVN Partnership in July 1999 and the disposal of PAL in 1998. The components of these losses are as follows (amounts in thousands):

                                           Year ended     Year ended  Six months ended
                                          December 31,   December 31,   December 31,
                                             1999            1998           1997
                                          ------------   ------------ ----------------
Revenues                                    16,014          29,230           844
                                           -------         -------          ----
Loss from operations and cost
  of disposal                              (29,461)        (30,178)         (525)
Income tax benefit                          10,599           5,447           242
                                           -------         -------          ----
Net loss                                   (18,862)        (24,731)         (283)
                                           =======         =======          ====

SUBSEQUENT EVENT - STOCK COMPENSATION

On February 15, 2000, Bruce W. Ravenel, the Company's Executive Vice President and a member of the Board of Directors resigned. As a result of his resignation, the accrual for earned but not vested deferred compensation and executive SARs owed to Mr. Ravenel, recorded at December 31, 1999 as stock compensation expense of $63.3 million will be reversed in the first quarter ending March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

For the two months ending February 28, 1999, the Company's financing activities generated funds of $4.3 million through bank borrowings. These funds were used for operating activities of $1.0 million and for investing activities of $2.3 million, principally for the purchase of property and equipment.

Pursuant to the Contribution Agreement, Liberty and certain of its subsidiaries transferred cash of $121.3 million, in addition to other assets and investments, to the Company in September 1999, which has been given retroactive treatment to March 1, 1999. On March 1, 1999, the Company started with a beginning cash balance of $127.7 million when including the retroactive

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

treatment of the contributed cash. During the period March 1 through December 31, 1999, the Company's financing activities increased cash by $33.6 million. These combined cash balances were used to finance the Company's operating activities of $9.2 million and investing activities of $150.0 million. The $150.0 million for investing activities was used for purchases of interactive media investments, business acquisitions and purchases of property and equipment. The net result of these activities was a net decrease in cash of $125.6 million.

The Company is a borrower under a revolving loan agreement dated December 30, 1997, which provides for borrowings of up to $100.0 million. Borrowings under the agreement bear interest at a rate per annum equal to either (i) the London Interbank Offering Rate (LIBOR) plus an applicable margin depending on Liberty Digital's leverage ratio, as defined, for the preceding quarter or (ii) the bank's base rate. At December 31, 1999, the Company had fully utilized its credit facility of $100.0 million available under the revolving loan agreement in the form of an outstanding debt balance of $97.0 million and a $3.0 million letter of credit. The letter of credit was issued by the Company to guarantee a debt resulting from a business acquired on October 1, 1999.

On March 19, 1999, the Company signed a promissory note with Liberty, which allowed the Company to draw funds up to a total of $15.0 million. As of September 9, 1999, the Company had drawn funds of $8.9 million against the promissory note. This note was fully paid and extinguished from funds received as a result of the Contribution Agreement completed on September 9, 1999. Additionally on October 21, 1999, the Company signed a promissory note amounting to $100.0 million in favor of a subsidiary of Liberty. The note matures on October 21, 2000 and bears an interest rate at the greater of prime rate plus 1% or Federal Funds rate plus 2.25%. At December 31, 1999, the Company has drawn $23.3 million against the note.

At December 31, 1999, the Company had available-for-sale securities consisting of common stock and common stock equivalent investments, carried at fair value and based on quoted market prices. At December 31, 1999, the unrealized holding gain of $468.1 million, net of deferred income taxes of $306.2 million, has been presented as "accumulated other comprehensive earnings" within the Consolidated Statement of Stockholders' Equity.

The Company believes that net cash provided by operating activities (including the AT&T Broadband Annual Payments), the available balance of the promissory note, other investments and available-for-sale securities will provide adequate sources of liquidity for the intermediate future. As previously described, the Company is entitled to receive the AT&T Broadband Annual Payments through 2017. The stock options and tandem SARs of $537.4 million reflected as a current liability and $101.8 million reflected as a long term liability in the accompanying consolidated balance sheet at December 31, 1999, may be funded by the issuance of Series A Common Stock.

For information concerning other commitments and contingencies of the Company, see note 17 to the accompanying consolidated financial statements.

INFLATION

Management believes that the effect of inflation has not been material to the Company. However, inflation in the costs of personnel, marketing, programming or certain other operating expenses could significantly affect the Company's future operations. Current economic conditions indicate a relatively low inflationary period and as a result, inflation is not expected to materially affect the Company in 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at December 31, 1999 include equity positions in public and private companies in the Internet and Interactive Media industry sectors, including Priceline.com, ACTV, Inc., iVillage, Sportsline.com and Open TV, some of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the Company's available-for-sale securities portfolio as of December 31, 1999, would result in an approximate $186.0 million decrease in the fair value of the Company's available-for-sale securities.

The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short term maturity of these instruments. The carrying value of long-term

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

debt approximates its fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

At December 31, 1999, the Company had total debt of $103.1 million. The Company's interest rate exposure was primarily due to changes in LIBOR rates. The aggregate hypothetical loss in earnings and cash flows on an annual basis on Liberty Digital's variable rate debt as of December 31, 1999 that would have resulted from a hypothetical adverse change of 10% in the related LIBOR rates, sustained for one year, is estimated to be $700,000.

See also " Liquidity and Capital Resources" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Liberty Digital, Inc. are filed under this Item, beginning on Page II-13. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                   (WITH INDEPENDENT AUDITOR'S REPORT THEREON)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
   Independent Auditor's Report................................................................II-15

   Consolidated Financial Statements of Liberty Digital, Inc. (formerly TCI Music,
            Inc.) and DMX, LLC (Predecessor):

   Consolidated Balance Sheets - December 31, 1999 and December 31, 1998.......................II-16

   Consolidated Statements of Operations and Comprehensive Earnings - Ten months ended December 31, 1999, two months ended February 28, 1999, year ended December 31, 1998, six months ended December 31, 1997, six months ended June 30, 1997 (unaudited) and the nine months ended
            June 30, 1997 and 1996 (unaudited).................................................II-18

   Consolidated Statements of Stockholders' Equity (Deficit) - Ten months ended
            December 31, 1999, two months ended February 28, 1999, year ended December 31, 1998, six months ended December 31, 1997 and the nine months ended June 30, 1997....................................................II-20

   Consolidated Statements of Cash Flows - Ten months ended December 31, 1999, two months ended February 28, 1999, year ended December 31,
            1998, six months ended December 31, 1997, six months ended June 30,
            1997 (unaudited) and the nine months ended June 30, 1997 and 1996
            (unaudited)........................................................................II-21

   Notes to Consolidated Financial Statements..................................................II-23

Financial Statement Schedules have not been provided as any required information has been included in the consolidated financial statements and notes thereto or are not required

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                          INDEPENDENT AUDITOR'S REPORT

THE BOARD OF DIRECTORS
LIBERTY DIGITAL, INC.:

We have audited the accompanying consolidated balance sheets of Liberty Digital, Inc. (formerly TCI Music, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive earnings, stockholders' equity (deficit), and cash flows for the ten months ended December 31, 1999, two months ended February 28, 1999, the year ended December 31, 1998 and the six months ended December 31, 1997. We have audited the related consolidated statements of operations and comprehensive earnings, stockholders' equity (deficit) and cash flows of DMX, LLC and subsidiaries (Predecessor) for the nine months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Digital, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the ten months ended December 31, 1999, two months ended February 28, 1999, the year ended December 31, 1998 and the six months ended December 31, 1997, and the results of operations and cash flows for DMX, LLC and subsidiaries (Predecessor) for the nine months ended June 30, 1997, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective March 9, 1999, AT&T Corp. acquired Tele-Communications, Inc., the parent company of Liberty Media Corporation (which is the parent of Liberty Digital, Inc.), in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and therefore, is not comparable.



                                                             KPMG LLP


February 23, 2000

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                               LIBERTY
                                                             DIGITAL, INC.   TCI MUSIC, INC.
                                                              DECEMBER 31,    DECEMBER 31,
                                                                 1999             1998
                                                              -----------       --------
                                                                (AMOUNTS IN THOUSANDS)
                                                                        (NOTE 1)
                           Assets
Current assets:
  Cash and cash equivalents                                   $     2,176  |       5,467
  Trade receivables:                                                       |
   Unaffiliated                                                     8,162  |       6,439
   Related party (note 11)                                          2,839  |       2,185
   Allowance for doubtful accounts (note 5)                        (1,342) |        (818)
                                                              -----------  |    --------
                                                                    9,659  |       7,806
                                                              -----------  |    --------
                                                                           |
  Prepaid expenses and other current assets                         3,411  |       1,812
  Equipment inventory                                               5,080  |       5,557
                                                              -----------  |    --------
                                                                           |
          Total current assets                                     20,326  |      20,642
                                                                           |
Net assets of discontinued operations (notes 1 and 9)                  --  |      65,451
                                                                           |
Investment in affiliates, accounted for under the                          |
  equity method (note 6)                                           34,345  |         378
                                                                           |
Investment in available for sale securities (note 8):                      |
  Investment in ACTV, Inc.                                        516,088  |          --
  Investment in Open TV                                           175,243  |          --
  Investment in Priceline.com, Inc.                               148,047  |          --
  Other available for sale investments                             90,670  |          --
                                                                           |
Other investments:                                                         |
  Investment in MTVN Partnership (note 9)                         135,975  |          --
  Other                                                            81,482  |          --
                                                                           |
Property and equipment, at cost:                                           |
  Furniture and equipment                                          17,246  |      12,830
  Leasehold improvements                                            1,087  |          95
  Studio and other support equipment                                4,158  |       3,284
                                                              -----------  |    --------
                                                                   22,491  |      16,209
Less accumulated depreciation                                      (4,072) |      (3,523)
                                                              -----------  |    --------
                                                                   18,419  |      12,686
                                                                           |
Intangible assets, net (note 7)                                   512,502  |     102,031
                                                                           |
Other assets                                                          765  |         677
                                                              -----------  |    --------
                                                                           |
          Total assets                                        $ 1,733,862  |     201,865
                                                              ===========  |    ========

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                           DECEMBER 31, 1999 AND 1998

                                                                     LIBERTY DIGITAL, INC.  TCI MUSIC, INC.
                                                                           DECEMBER 31,       DECEMBER 31,
                                                                              1999               1998
                                                                          -----------          --------
                                                                              (AMOUNTS IN THOUSANDS)
                                                                                     (NOTE 1)
            Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses (note 12)                         $    10,455   |       11,234
  Accrued loss on disposal - DMX-Europe N.V. (note 17)                          1,116   |        1,116
Current portion of debt (note 13)                                               5,327   |        1,254
  Note payable - related party (note 11)                                       23,347   |           --
  Accrued stock compensation, current (note 15)                               537,364   |           --
                                                                          -----------   |     --------
                                                                                        |
          Total current liabilities                                           577,609   |       13,604
                                                                                        |
Debt (note 13)                                                                 97,813   |       96,244
Negative investment in DMX-Europe N.V. (note 10)                                1,358   |        9,058
Accrued stock compensation, long term (note 15)                               101,846   |           --
Deferred income tax liability (note 16)                                       375,818   |          380
Other liabilities, related parties                                                 --   |          226
Other liabilities (note 9)                                                     16,854   |        3,129
                                                                          -----------   |     --------
          Total liabilities                                                 1,171,298   |      122,641
                                                                          -----------   |     --------
                                                                                        |
Redeemable convertible preferred stock, $.01 par value, Authorized                      |
5,000,000 shares (notes 1 and 14)                                                       |
   Series A                                                                             |
      1,617,574 shares outstanding in 1998                                              |
      and redeemed in 1999, liquidation preference and                                  |
      redemption value of $34,322 in 1998                                          --   |       34,322
   Series B                                                                             |
      150,000 shares issued and outstanding in 1999,                                    |
      liquidation preference and redemption value of                                    |
      $153,308 in 1999                                                        153,308   |           --
                                                                                        |
Stockholders' equity (notes 1 and 14): Common stock, $.01 par                           |
value:                                                                                  |
   Series A;                                                                            |
      Authorized 1,000,000,000 shares; issued and                                       |
      Outstanding 26,507,489 shares in 1999 and                                         |
      18,876,867 shares in 1998                                                   265   |          189
   Series B;                                                                            |
      Authorized 755,000,000 shares;  issued and                                        |
      outstanding 171,950,167 shares in 1999 and                                        |
      62,500,000 shares in 1998                                                 1,720   |          625
Paid-in capital                                                               617,013   |       73,665
Accumulated deficit                                                          (463,010)  |      (29,578)
Executive stock compensation adjustment by parent,                                      |
     net of taxes (note 15)                                                    (4,615)  |           --
Deferred tax asset to be utilized by parent (notes 11, 15                               |
     and 16)                                                                 (210,277)  |           --
Accumulated other comprehensive earnings,                                               |
     net of taxes (notes 2 and 8)                                             468,160   |            1
                                                                          -----------   |     --------
                                                                                        |
          Total stockholders' equity                                          409,256   |       44,902
                                                                          -----------   |     --------
                                                                                        |
Commitments and contingencies (note 17)                                                 |
                                                                                        |
          Total liabilities and stockholders' equity                      $ 1,733,862   |      201,865
                                                                          ===========   |     ========

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              LIBERTY DIGITAL                      TCI MUSIC, INC.
                                              ---------------     ----------------------------------------------------
                                                  (NOTE 1)                             (NOTE 1)
                                                 TEN MONTHS        TWO MONTHS                             SIX MONTHS
                                                    ENDED            ENDED                 YEAR ENDED        ENDED
                                                 DECEMBER 31,      FEBRUARY 28,           DECEMBER 31,    DECEMBER 31,
                                                 ------------     -------------           ------------    ------------
                                                     1999              1999                   1998            1997
                                                   ---------         -------                 -------         -------
Revenue:
   Unaffiliated                                    $  29,203   |       5,364                  24,901           6,609 |
   Related party (note 11)                            25,439   |       5,183                  31,652          15,502 |
   DMX-Europe N.V. (note 10)                              --   |          --                      --              -- |
                                                   ---------   |     -------                 -------         ------- |
                                                      54,642   |      10,547                  56,553          22,111 |
Operating expenses:                                            |                                                     |
   Operating (note 11)                                11,027   |       2,191                  12,363           6,164 |
   Selling, general and                                        |                                                     |
     administrative                                   29,715   |       4,580                  24,170           6,741 |
   Stock compensation (note 15)                      692,638   |          85                     502             294 |
   Depreciation and amortization                      40,660   |       2,502                  14,192           6,078 |
   Merger and business development                             |                                                     |
     costs                                             2,162   |          --                      --              -- |
   Inventory writedown                                    --   |          --                   1,102              -- |
   Operating expenses - DMX-Europe                             |                                                     |
     N.V.(note 10)                                        --   |          --                      --              -- |
   Loss on disposal of DMX-Europe                              |                                                     |
     N.V                                                       |                                                     |
     (note 10)                                            --   |          --                      --              -- |
                                                   ---------   |     -------                 -------         ------- |
                                                     776,202   |       9,358                  52,329          19,277 |
                                                               |                                                     |
     Net operating income (loss)                    (721,560)  |       1,189                   4,224           2,834 |
                                                               |                                                     |
Other expense:                                                 |                                                     |
   Interest expense, net:                                      |                                                     |
     Unaffiliated, net (note 13)                      (5,201)  |      (1,036)                 (5,412)            (16)|
     Related party (notes 11 and 13)                    (526)  |          --                    (286)           (273)|
     DMX-Europe N.V.(note 10)                             --   |          --                      --              -- |
                                                   ---------   |     -------                 -------         ------- |
                                                      (5,727)  |      (1,036)                 (5,698)           (289)|
                                                               |                                                     |
   Share of earnings (losses) of                               |                                                     |
     affiliates, net                                           |                                                     |
     (note 6)                                        (11,620)  |          (6)                    151             120 |
   Dividend income                                     1,152   |          --                      --              -- |
   Other, net                                             --   |          (2)                     --            (222)|
                                                   ---------   |     -------                 -------         ------- |
     Income (loss) from continuing                             |                                                     |
         operations before income                              |                                                     |
         taxes                                      (737,755)  |         145                  (1,323)          2,443 |
                                                               |                                                     |
Income tax benefit (expense) (note                             |                                                     |
   16):                                              282,467   |      (1,049)                 (3,059)         (2,625)|
                                                   ---------   |     -------                 -------         ------- |
     Loss from continuing operations               $(455,288)  |        (904)                 (4,382)           (182)|
                                                   ---------   |     -------                 -------         ------- |
                                                               |                                                     |
Discontinued operations (notes 9 and 15):                      |                                                     |
     Loss from operations, net of                              |                                                     |
         income taxes                                (15,422)  |      (3,440)                (20,393)           (283)|
     Loss on disposal, including                               |                                                     |
         provision for operating                               |                                                     |
         losses, net of income taxes                      --   |          --                  (4,338)             -- |
                                                   ---------   |     -------                 -------         ------- |
Loss before extraordinary item                      (470,710)  |      (4,344)                (29,113)           (465)|
                                                   ---------   |     -------                 -------         ------- |
                                                               |                                                     |
       Gain from extraordinary item                            |                                                     |
           (note 10)                                   7,700   |          --                      --              -- |
                                                   ---------   |     -------                 -------         ------- |
                                                               |                                                     |
Net loss                                           $(463,010)  |      (4,344)                (29,113)           (465)|
                                                   ---------   |     -------                 -------         ------- |
                                                               |                                                     |
Other comprehensive earnings, net of taxes:                    |                                                     |
                                                               |                                                     |
   Foreign currency translation                                |                                                     |
     adjustments (note 2)                                 99   |         (49)                      3              (2)|
   Unrealized holding gains arising                            |                                                     |
     during the period, net of                                 |                                                     |
     reclassification adjustments                              |                                                     |
     (note 8)                                        468,061   |          --                      --              -- |
                                                   ---------   |     -------                 -------         ------- |
Other comprehensive earnings (loss)                  468,160   |         (49)                      3              (2)|
                                                   ---------   |     -------                 -------         ------- |
                                                               |                                                     |
Comprehensive earnings (loss)                      $   5,150   |      (4,393)                (29,110)           (467)|
                                                   =========   |     =======                 =======         ======= |


                                                                  DMX, LLC
                                                ------------------------------------------
                                                                  (NOTE 1)
                                                SIX MONTHS       NINE MONTHS   NINE MONTHS
                                                   ENDED            ENDED          ENDED
                                                  JUNE 30,         JUNE 30,       JUNE 30,
                                                 -----------------------------------------
                                                    1997            1997            1996
                                                   -------         -------         -------
                                                 (UNAUDITED)                     (UNAUDITED)
Revenue:
   Unaffiliated                                      5,396           7,467           5,305
   Related party (note 11)                           4,517           6,907           6,648
   DMX-Europe N.V. (note 10)                         1,527           2,220             238
                                                   -------         -------         -------
                                                    11,440          16,594          12,191
Operating expenses:
   Operating (note 11)                               5,661           8,178           7,206
   Selling, general and
     administrative                                  7,398          10,633          10,618
   Stock compensation (note 15)                         --             137             412
   Depreciation and amortization                     1,198           1,789           1,302
   Merger and business development
     costs                                              --              --              --
   Inventory writedown                                  --              --              --
   Operating expenses - DMX-Europe
     N.V.(note 10)                                   5,412           8,489           2,110
   Loss on disposal of DMX-Europe
     N.V
     (note 10)                                       1,738           1,738              --
                                                   -------         -------         -------
                                                    21,407          30,964          21,648

     Net operating income (loss)                    (9,967)        (14,370)         (9,457)

Other expense:
   Interest expense, net:
     Unaffiliated, net (note 13)                       (22)           (248)           (190)
     Related party (notes 11 and 13)                  (167)             --              --
     DMX-Europe N.V.(note 10)                         (130)           (174)           (296)
                                                   -------         -------         -------
                                                      (319)           (422)           (486)

   Share of earnings (losses) of
     affiliates, net
     (note 6)                                          109             203         (11,746)
   Dividend income                                      --              --              --
   Other, net                                         (198)           (119)            547
                                                   -------         -------         -------
     Income (loss) from continuing
         operations before income
         taxes                                     (10,375)        (14,708)        (21,142)

Income tax benefit (expense) (note
   16):                                                 --              --              --
                                                   -------         -------         -------

     Loss from continuing operations               (10,375)        (14,708)        (21,142)
                                                   -------         -------         -------

Discontinued operations (notes 9 and 15):
     Loss from operations, net of
         income taxes                                   --              --
     Loss on disposal, including
         provision for operating
         losses, net of income taxes                    --              --              --
                                                   -------         -------         -------

Loss before extraordinary item                     (10,375)        (14,708)        (21,142)
                                                   -------         -------         -------

       Gain from extraordinary item
           (note 10)                                    --              --              --
                                                   -------         -------         -------

Net loss                                           (10,375)        (14,708)        (21,142)
                                                   -------         -------         -------

Other comprehensive earnings, net of taxes:

   Foreign currency translation
     adjustments (note 2)                               47            (378)            (70)
   Unrealized holding gains arising
     during the period, net of
     reclassification adjustments
     (note 8)                                           --              --              --
                                                   -------         -------         -------
Other comprehensive earnings (loss)                     47            (378)            (70)
                                                   -------         -------         -------

Comprehensive earnings (loss)                      (10,328)        (15,086)        (21,212)
                                                   =======         =======         =======


                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS, CONTINUED

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        LIBERTY DIGITAL                     TCI MUSIC, INC.
                                        ---------------     ----------------------------------------------
                                            (NOTE 1)                           (NOTE 1)
                                           TEN MONTHS       TWO MONTHS                          SIX MONTHS
                                              ENDED            ENDED           YEAR ENDED         ENDED
                                           DECEMBER 31,     FEBRUARY 28,      DECEMBER 31,     DECEMBER 31,
                                        ---------------     ------------      ------------     ------------
                                              1999              1999              1998              1997
                                           ---------         ---------         ---------         ----------
Net loss                                   $(463,010) |         (4,344)          (29,113)             (465) |
                                                      |                                                     |
Deferred tax assets to be utilized                    |                                                     |
   by parent (notes 11, 15 and 16)          (212,707) |             --                --                --  |
Accretion of redeemable convertible                   |                                                     |
   preferred stock (note 14)                  (3,308) |           (252)           (1,354)             (124) |
                                           ---------  |         ------           -------            ------  |
Net loss attributable to common                       |                                                     |
   stockholders                            $(679,025) |         (4,596)          (30,467)             (589) |
                                           =========  |         ======           =======            ======  |
                                                      |                                                     |
Basic and diluted loss per share                      |                                                     |
   (note 3):                                          |                                                     |
Basic and diluted loss from                           |                                                     |
   continuing operations per                          |                                                     |
   common share                            $   (2.37) |          (0.01)            (0.05)            (0.00) |
                                           =========  |         ======           =======            ======  |
Basic and diluted loss before                         |                                                     |
   extraordinary item per                             |                                                     |
   common share                            $   (2.45) |          (0.05)            (0.36)            (0.01) |
                                           =========  |         ======           =======            ======  |
Basic and diluted loss per                            |                                                     |
   common share                            $   (2.41) |          (0.05)            (0.36)            (0.01) |
                                           =========  |         ======           =======            ======  |
Basic and diluted loss attributable                   |                                                     |
   to common stockholders per                         |                                                     |
   common share                            $   (3.54) |          (0.06)            (0.38)            (0.01) |
                                           =========  |         ======           =======            ======  |
Weighted average number of common                     |                                                     |
   shares                                    191,932  |         81,377            81,046            77,423  |
                                           =========  |         ======           =======            ======  |

                                                             DMX, LLC
                                             ------------------------------------------
                                                               (NOTE 1)
                                             SIX MONTHS       NINE MONTHS   NINE MONTHS
                                               ENDED            ENDED          ENDED
                                              JUNE 30,         JUNE 30,        JUNE 30,
                                             ------------------------------------------
                                                1997            1997              1996
                                              -------         -------           -------
                                             (UNAUDITED)                       (UNAUDITED)
Net loss                                     (10,375)          (14,708)          (21,142)

Deferred tax assets to be utilized
   by parent (notes 11, 15 and 16)                --                --                --
Accretion of redeemable convertible
   preferred stock (note 14)                      --                --                --
                                             -------           -------           -------

Net loss attributable to common
   stockholders                              (10,375)          (14,708)          (21,142)
                                             =======           =======           =======

Basic and diluted loss per share
   (note 3):
Basic and diluted loss from
   continuing operations per
   common share                                (0.17)            (0.25)            (0.44)
                                             =======           =======           =======
Basic and diluted loss before
   extraordinary item per
   common share                                (0.17)            (0.25)            (0.44)
                                             =======           =======           =======
Basic and diluted loss per
   common share                                (0.17)            (0.25)            (0.44)
                                             =======           =======           =======
Basic and diluted loss attributable
   to common stockholders per
   common share                                (0.17)            (0.25)            (0.44)
                                             =======           =======           =======
Weighted average number of common
   shares                                     59,587            59,587            47,739
                                             =======           =======           =======



See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (AMOUNTS IN THOUSANDS)

                                               COMMON STOCK
                                           ---------------------        PAID IN         ACCUMULATED
                                           SERIES A     SERIES B        CAPITAL           DEFICIT
                                           --------     --------      -----------       ------------
BALANCE AT OCTOBER 1, 1996                  $597            --          136,759          (138,079)
Accrued compensation                          --            --              137                --
Foreign currency translation
   adjustment                                 --            --               --                --
Net loss                                      --            --               --           (14,708)
                                            ----         -----          -------          --------
BALANCE AT JUNE 30, 1997                    $597            --          136,896          (152,787)
                                            ====         =====          =======          ========

                                            -----------------------------------------------------


BALANCE AT JULY 1, 1997 (NOTE 1)            $149           625           39,546                --
Accretion of put option                       --            --            2,425                --
Eliminate investment and
   advances to subsidiary                     --            --             (252)               --
Issuance of common stock                      32            --           22,304                --
Accretion of redeemable
   convertible preferred
   stock (note 14)                            --            --             (124)               --
Foreign currency translation
   adjustment                                 --            --               --                --
Net loss                                      --            --               --              (465)
                                            ----         -----          -------          --------
BALANCE AT DECEMBER 31, 1997                 181           625           63,899              (465)
Issuance of common stock                       4            --            2,726                --
Accretion of put option                       --            --            5,693                --
Stock options exercised
   (note 15)                                  --            --               85                --
Conversion of preferred
   stock (note 14)                             4            --            2,616                --
Accretion of redeemable
   convertible preferred
   stock (note 14)                            --            --           (1,354)               --
Foreign currency translation
   adjustment                                 --            --               --                --
Net loss                                      --            --               --           (29,113)
                                            ----         -----          -------          --------
BALANCE AT DECEMBER 31, 1998                 189           625           73,665           (29,578)
Accretion of redeemable
   convertible preferred
   stock (note 14)                            --            --             (252)               --
Foreign currency translation
   adjustment                                 --            --               --                --
Net loss                                      --            --               --            (4,344)
                                            ----         -----          -------          --------
BALANCE AT FEBRUARY, 28 1999                $189           625           73,413           (33,922)
                                            ====         =====          =======          ========

                                            -----------------------------------------------------


BALANCE AT MARCH 1, 1999 (NOTE 1)           $189         1,720          500,086                --
Stock options exercised (note 15)             27            --           85,112                --
Conversion of preferred stock
   (note 14)                                  48            --           34,734                --
Stock compensation awards (note 15)           --            --            1,643                --
Accretion of redeemable
   convertible preferred stock
   (note 14)                                  --            --           (3,665)               --
Issuance of common stock
   for acquisition                             1            --            1,533                --
Executive compensation adjustment
   recorded by parent (note 15)               --            --               --                --
Deferred tax on executive stock
   appreciation rights payable
   (notes 11, 15 and 16)                      --            --               --                --
Unrealized gain on available
   for sale securities, net
   of tax (note 8)                            --            --               --                --
Foreign currency translation
   adjustment                                 --            --               --                --
Deferred tax benefit
   transferred to parent
   (notes 11 and 16)                          --            --           (2,430)               --
Net loss                                      --            --               --          (463,010)
                                            ----         -----          -------          --------
BALANCE AT DECEMBER 31, 1999                $265         1,720          617,013          (463,010)
                                            ====         =====          =======          ========


                                               DEFERRED
                                                 TAX                                         ACCUMULATED
                                                ASSETS,       EXECUTIVE                         OTHER
                                                TO BE           STOCK                       COMPREHENSIVE
                                              UTILIZED BY    COMPENSATION   TREASURY          EARNINGS,
                                                PARENT       NET OF TAXES     STOCK          NET OF TAXES       TOTAL
                                                ------       ------------   --------         ------------       -----
BALANCE AT OCTOBER 1, 1996                        --              --          (578)              (52)           (1,353)
Accrued compensation                              --              --            --                --               137
Foreign currency translation
   adjustment                                     --              --            --              (378)             (378)
Net loss                                          --              --            --                --           (14,708)
                                            --------          ------        ------          --------          --------
BALANCE AT JUNE 30, 1997                          --              --          (578)             (430)          (16,302)
                                            ========          ======        ======          ========          ========

                                            --------------------------------------------------------------------------

BALANCE AT JULY 1, 1997 (NOTE 1)                  --              --            --                --            40,320
Accretion of put option                           --              --            --                --             2,425
Eliminate investment and
   advances to subsidiary                         --              --            --                --              (252)
Issuance of common stock                          --              --            --                --            22,336
Accretion of redeemable
   convertible preferred
   stock (note 14)                                --              --            --                --              (124)
Foreign currency translation
   adjustment                                     --              --            --                (2)               (2)
Net loss                                          --              --            --                --              (465)
                                            --------          ------        ------          --------          --------
BALANCE AT DECEMBER 31, 1997                      --              --            --                (2)           64,238
Issuance of common stock                          --              --            --                --             2,730
Accretion of put option                           --              --            --                --             5,693
Stock options exercised
   (note 15)                                      --              --            --                --                85
Conversion of preferred
   stock (note 14)                                --              --            --                --             2,620
Accretion of redeemable
   convertible preferred
   stock (note 14)                                --              --            --                --            (1,354)
Foreign currency translation
   adjustment                                     --              --            --                 3                 3
Net loss                                          --              --            --                --           (29,113)
                                            --------          ------        ------          --------          --------
BALANCE AT DECEMBER 31, 1998                      --              --            --                 1            44,902
Accretion of redeemable
   convertible preferred
   stock (note 14)                                --              --            --                --              (252)
Foreign currency translation
   adjustment                                     --              --            --               (49)              (49)
Net loss                                          --              --            --                --            (4,344)
                                            --------          ------        ------          --------          --------
BALANCE AT FEBRUARY, 28 1999                      --              --            --               (48)           40,257
                                            ========          ======        ======          ========          ========

                                            --------------------------------------------------------------------------


BALANCE AT MARCH 1, 1999 (NOTE 1)                 --              --            --                --           501,995
Stock options exercised (note 15)                 --              --            --                --            85,139
Conversion of preferred stock
   (note 14)                                      --              --            --                --            34,782
Stock compensation awards (note 15)               --              --            --                --             1,643
Accretion of redeemable
   convertible preferred stock
   (note 14)                                      --              --            --                --            (3,665)
Issuance of common stock
   for acquisition                                --              --            --                --             1,534
Executive compensation adjustment
   recorded by parent (note 15)                   --          (4,615)           --                --            (4,615)
Deferred tax on executive stock
   appreciation rights payable
   (notes 11, 15 and 16)                    (210,277)             --            --                --          (210,277)
Unrealized gain on available
   for sale securities, net
   of tax (note 8)                                --              --            --           468,061           468,061
Foreign currency translation
   adjustment                                     --              --            --                99                99
Deferred tax benefit
   transferred to parent
   (notes 11 and 16)                              --              --            --                --            (2,430)
Net loss                                          --              --            --                --          (463,010)
                                            --------          ------        ------          --------          --------
BALANCE AT DECEMBER 31, 1999                (210,277)         (4,615)           --           468,160           409,256
                                            ========          ======        ======          ========          ========


See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 4)

                                                              LIBERTY
                                                            DIGITAL, INC.                    TCI MUSIC, INC.
                                                            -------------   -----------------------------------------------
                                                              (NOTE 1)                         (NOTE 1)
                                                             TEN MONTHS      TWO MONTHS                         SIX MONTHS
                                                               ENDED            ENDED         YEAR ENDED          ENDED
                                                            DECEMBER 31,     FEBRUARY 28,     DECEMBER 31,     DECEMBER 31,
                                                            ------------     ------------     ------------     ------------
                                                                1999             1999             1998             1997
                                                             ---------          ------          -------          -------
Cash flows from operating activities:
  Net loss                                                   $(463,010)   |     (4,344)         (29,113)            (465) |
  Add (deduct):                                                           |                                               |
       Loss from discontinued operations,                                 |                                               |
         net of taxes                                           15,422    |      3,440           24,731              283  |
       Extraordinary item (note 10)                             (7,700)   |         --               --               --  |
                                                             ---------    |     ------          -------          -------  |
  Loss from continuing operations                             (455,288)   |       (904)          (4,382)            (182) |
                                                                          |                                               |
  Adjustments to reconcile net loss to net                                |                                               |
    cash provided by (used in) operating activities:                      |                                               |
       Depreciation and amortization                            40,660    |      2,502           14,192            6,078  |
       Share of (earnings) losses of affiliates                 11,620    |          6             (151)            (120) |
       Marketable securities received as dividends              (1,152)   |         --               --               --  |
       Loss on disposition of DMX-Europe N.V                        --    |         --               --               --  |
       Inventory writedown                                          --    |         --            1,102               --  |
       Stock compensation  (note 15)                           692,638    |         85              502              294  |
       Provision for doubtful accounts                             371    |        153              294              264  |
       Income tax expense (benefit)                           (282,467)   |      1,049            3,059               --  |
                                                                          |                                               |
    Changes in operating assets and liabilities,                          |                                               |
      net of the effect of acquisitions and                               |                                               |
      discontinued operations:                                            |                                               |
       Receivables                                              (1,842)   |       (510)          (2,487)            (390) |
       Prepaid and other current assets                         (2,030)   |      1,190            1,292           (2,166) |
       Accounts payable, accrued expenses and others              (191)   |     (1,872)              50             (535) |
                                                             ---------    |     ------          -------          -------  |
Net cash provided by (used in) continuing                                 |                                               |
   operating activities                                          2,319    |      1,699           13,471            3,243  |
Net cash used in discontinued operating                                   |                                               |
   activities                                                  (11,532)   |     (2,739)         (24,874)         (12,407) |
                                                             ---------    |     ------          -------          -------  |
Net cash used in operating activities                           (9,213)   |     (1,040)         (11,403)          (9,164) |
                                                             ---------    |     ------          -------          -------  |


                                                                             DMX, LLC
                                                            ---------------------------------------------
                                                                              (NOTE 1)
                                                             SIX MONTHS      NINE MONTHS     NINE MONTHS
                                                               ENDED            ENDED            ENDED
                                                              JUNE 30,        JUNE 30,         JUNE 30,
                                                            ------------     -----------     ------------
                                                                1997            1997             1996
                                                            -----------       --------          -------
                                                            (UNAUDITED)                       (UNAUDITED)

Cash flows from operating activities:
  Net loss                                                   (10,375)         (14,708)         (21,142)
  Add (deduct):
       Loss from discontinued operations,
         net of taxes                                             --               --               --
       Extraordinary item (note 10)                               --               --               --
                                                             -------          -------          -------
  Loss from continuing operations                            (10,375)         (14,708)         (21,142)

  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                           1,627            2,462            1,413
       Share of (earnings) losses of affiliates                   41             (203)          11,746
       Marketable securities received as dividends                --               --               --
       Loss on disposition of DMX-Europe N.V                   1,738            1,738               --
       Inventory writedown                                        --               --               --
       Stock compensation  (note 15)                              --              137              412
       Provision for doubtful accounts                            --              810               --
       Income tax expense (benefit)                               --               --               --

    Changes in operating assets and liabilities,
      net of the effect of acquisitions and
      discontinued operations:
       Receivables                                              (915)            (777)          (1,996)
       Prepaid and other current assets                         (160)              30             (762)
       Accounts payable, accrued expenses and others           6,128            8,840            2,717
                                                             -------          -------          -------
Net cash provided by (used in) continuing
   operating activities                                       (1,916)          (1,671)          (7,612)
Net cash used in discontinued operating
   activities                                                     --               --               --
                                                             -------          -------          -------
Net cash used in operating activities                         (1,916)          (1,671)          (7,612)
                                                             -------          -------          -------


                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                             (AMOUNTS IN THOUSANDS)
                                  (SEE NOTE 4)

                                                               LIBERTY
                                                             DIGITAL, INC.                TCI MUSIC, INC.
                                                             -------------    ----------------------------------------------
                                                                (NOTE 1)                        (NOTE 1)
                                                               TEN MONTHS      TWO MONTHS                       SIX MONTHS
                                                                 ENDED           ENDED          YEAR ENDED         ENDED
                                                              DECEMBER 31,    FEBRUARY 28,     DECEMBER 31,     DECEMBER 31,
                                                              ------------    ------------     ------------     ------------
                                                                  1999            1999             1998             1997
                                                               ---------         ------          -------          -------
Cash flows from investing activities:
  Investments in and advances to affiliates and others          (134,940) |           --               --               --  |
  Cash paid for acquisitions                                      (7,382) |         (155)         (14,355)              --  |
  Capital expended for property and equipment                     (7,193) |       (2,053)          (9,779)          (1,513) |
  Other investing activities                                        (407) |          (92)             379               50  |
                                                               ---------  |       ------          -------          -------  |
Net cash used in investing activities                           (149,922) |       (2,300)         (23,755)          (1,463) |
                                                               ---------  |       ------          -------          -------  |
                                                                          |                                                 |
Cash flows from financing activities:                                     |                                                 |
  Proceeds from exercise of stock options                         15,161  |           --               86               --  |
  Issuance of common stock                                            --  |           --               --               --  |
  Borrowing from related party                                    32,208  |           --               --               --  |
  Repayment of related party debt                                 (9,344) |          (85)          (3,812)         (39,527) |
  Borrowings of debt                                                 464  |        4,500           41,800           53,236  |
  Repayment of debt                                               (4,761) |         (157)            (524)              (7) |
  Redemption of preferred shares                                    (148) |           --               --               --  |
                                                               ---------  |       ------          -------          -------  |
Net cash provided by financing activities                         33,580  |        4,258           37,550           13,702  |
                                                               ---------  |       ------          -------          -------  |
                                                                          |                                                 |
Net (decrease) increase in cash and cash equivalents            (125,555) |          918            2,392            3,075  |
                                                                          |                                                 |
Cash and cash equivalents, beginning of period                   127,731  |        5,467            3,075               --  |
                                                               ---------  |       ------          -------          -------  |
                                                                          |                                                 |
Cash and cash equivalents, end of period                       $   2,176  |        6,385            5,467            3,075  |
                                                               =========  |       ======          =======          =======  |


                                                                            DMX, LLC
                                                             -------------------------------------------
                                                                             (NOTE 1)
                                                             SIX MONTHS     NINE MONTHS     NINE MONTHS
                                                                ENDED          ENDED           ENDED
                                                               JUNE 30,       JUNE 30,        JUNE 30,
                                                             -----------    -----------     ------------
                                                                1997            1997            1996
                                                               ------          ------          -------
                                                             (UNAUDITED)                     (UNAUDITED)
Cash flows from investing activities:
  Investments in and advances to affiliates and others             --              --           (7,122)
  Cash paid for acquisitions                                       --              --               --
  Capital expended for property and equipment                    (754)         (1,055)          (1,051)
  Other investing activities                                       --             150              315
                                                               ------          ------          -------
Net cash used in investing activities                            (754)           (905)          (7,858)
                                                               ------          ------          -------

Cash flows from financing activities:
  Proceeds from exercise of stock options                          --              --               --
  Issuance of common stock                                         --              --           10,346
  Borrowing from related party                                  2,517           2,517               --
  Repayment of related party debt                                  --              --               --
  Borrowings of debt                                               --              --               --
  Repayment of debt                                                --            (229)            (340)
  Redemption of preferred shares                                   --              --               --
                                                               ------          ------          -------
Net cash provided by financing activities                       2,517           2,288           10,006
                                                               ------          ------          -------

Net (decrease) increase in cash and cash equivalents             (153)           (288)          (5,464)

Cash and cash equivalents, beginning of period                    986           1,121            8,622
                                                               ------          ------          -------

Cash and cash equivalents, end of period                          833             833            3,158
                                                               ======          ======          =======

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(1) BASIS OF PRESENTATION

ORGANIZATION

Liberty Digital, Inc, ("Liberty Digital" or the "Company"), formerly TCI Music, Inc. ("TCI Music") changed its name on September 9, 1999. The Company was incorporated in Delaware on January 21, 1997 by its former parent, Tele-Communications, Inc. ("TCI"), now AT&T Broadband, LLC ("AT&T Broadband"). The Company is now a subsidiary of Liberty Media Corporation ("Liberty").

Certain transactions that affected the organization and operations of the Company since its incorporation and which had impacted the financial statements presented herein, are as follows:

On July 17, 1997, TCI Music merged with DMX, Inc., which is now DMX, LLC ("DMX"). The operations of DMX represent the programming, distributing and marketing of digital and analog music delivered to homes and businesses. In connection with the acquisition of DMX, AT&T Broadband is obligated to pay the Company, under an agreement ("AT&T Amended Contribution Agreement"), monthly revenue payments aggregating $18.0 million each year and adjusted annually through 2017 ("AT&T Broadband Annual Payment").

On December 16, 1997, TCI Music merged with The Box Worldwide, Inc. ("The Box"). The operations of The Box represent the programming, distributing, and marketing of digital and analog music videos to cable subscribers up to July 15, 1999, at which date the assets of The Box were contributed to the Company's investment in the MTVN Partnership, as discussed below.

On December 31, 1997, TCI Music merged with Paradigm Music Entertainment Company ("Paradigm"). The operations of Paradigm were represented by (1) "SonicNet", an entity engaged in the distribution of music content via the Internet and (2) Paradigm Associated Labels, ("PAL"), an entity engaged in the creation and production of new artist sound recordings. In December 1998, TCI Music discontinued the operations of PAL and reflected its operations as discontinued operations in the financial statements. See note 9.

On March 9, 1999 AT&T acquired TCI in a merger (the "AT&T Merger"). In the AT&T Merger, (1) TCI became a wholly owned subsidiary of AT&T Corp. ("AT&T"), (2) the businesses and assets of TCI's Liberty Media Group and TCI's Ventures Group were combined and (3) the holders of TCI's Liberty Media Group Series A and Series B Common Stock and TCI's Ventures Group Series A and Series B Common Stock received in exchange for their shares AT&T Series A and Series B Liberty Media Group Common Stock intended to reflect the results of the combined Liberty Media Group and TCI Ventures Group. Following the AT&T Merger, AT&T's Liberty Media Group consists of the assets and businesses of TCI's Liberty Media Group and TCI's Ventures Group. Liberty is part of the AT&T's Liberty Media Group.

On July 15, 1999, the Company entered into a partnership agreement with MTVN (the "MTVN Partnership") whereby TCI Music contributed all of the assets of The Box and SonicNet for a 10% limited partnership interest. As a result of this transaction, the Company has presented the operations of The Box and SonicNet as discontinued operations in the accompanying consolidated financial statements. See note 9.

On September 8, 1999, the Company increased the number of authorized shares of capital stock to 1,755,000,000 from 495,000,000, consisting of an increase in the authorized number of shares of Series A Common Stock to 1,000,000,000 from 295,000,000; an increase in the authorized number of shares of Series B Common Stock to 755,000,000 from 200,000,000; and authorized 150,000 shares of Convertible Preferred Stock, Series B.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On September 9, 1999, pursuant to an agreement (the "Contribution Agreement"), Liberty contributed to the Company all of the outstanding stock of its wholly owned subsidiaries that were formed solely to hold some of Liberty's investments in interactive programming and content related assets (the "Contributed Subsidiaries"). In addition, Liberty assigned to the Company certain of its rights under an access agreement (the "Access Agreement") between Liberty and AT&T regarding the provision of certain interactive video services over the cable television systems of AT&T and its controlled affiliates (the "AT&T Systems"). The Access Agreement establishes a framework to negotiate definitive agreements for digital channel capacity on the AT&T Systems equal to one six-megahertz channel (which, under current digital compression technology, will enable carriage of between 12 and 15 video channels) to be used for interactive, category specific channels providing entertainment, information and merchandise programming, subject to certain conditions ("Interactive Video Services"). The material terms of the definitive agreements, other than those included in the Access Agreement, are subject to negotiation between the Company and AT&T. Pursuant to this assignment, the Company became subject to certain obligations imposed by the Access Agreement, including, but not limited to, AT&T's option to enter into joint ventures with the Company regarding the provision of such Interactive Video Services on the AT&T Systems, and, if such ventures are formed, AT&T's right to acquire the Company's interest in such joint ventures at their fair market value after a three year period. In connection with the Contribution Agreement, the Board of Directors of Liberty adopted a policy that the Company will be the primary (but not exclusive) vehicle for the pursuit of corporate opportunities relating to interactive programming and content related services in the United States and Canada, subject to certain limitations.

Liberty also contributed to the Company a combination of cash and notes payable to Liberty or one or more of its affiliates (which notes were assigned to Liberty prior to the closing of the transaction under the Contribution Agreement) by the Contributed Subsidiaries and the Company equal to $150.0 million. Cash contributed by Liberty was $121.3 million, net of notes payable assumed by Liberty, and is shown retroactively to March 1, 1999 as the contribution transaction is considered in conjunction with the AT&T Merger (see discussion below).

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

In consideration of the foregoing, the Company issued to Liberty (1) 109,450,167 shares of Series B Common Stock and (2) 150,000 shares of Series B Preferred Stock having an initial aggregate liquidation preference of $150.0 million.

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

At December 31, 1999, after giving effect to the redemption of Series A Preferred Stock and the completion of the transactions under the Contribution Agreement, Liberty and its affiliates beneficially own approximately 45% of the Series A Common Stock, 100% of the Series B Common Stock, and 100% of the Series B Preferred Stock. As a result, Liberty and its affiliates beneficially own shares representing approximately 99.3% of the voting power of all outstanding capital stock of the Company, inclusive of, Liberty's right to acquire beneficial ownership of up to an additional 25,751,073 shares of Series B Common Stock upon conversion of the Series B Preferred Stock.

PRINCIPLES OF CONSOLIDATION

In the accompanying financial statements, references are made to DMX and TCI Music. Effective July 11, 1997, TCI Music, as the successor registrant to DMX ("the Predecessor company"), changed its fiscal year end from September 30 to December 31, and reported the nine-month transition period ended June 30, 1997 on Form 10-K.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The financial statements for the nine months ended June 30, 1997 and 1996 (unaudited) reflect the results of operations and financial condition of DMX. The consolidated financial statements for the two months ended February 28, 1999 (unaudited), the year ended December 31, 1998 and the six months ended December 31, 1997, reflect the consolidated results of operations and financial conditions of the Company. The consolidated financial statements for the ten months ended December 31, 1999 represent the consolidated financial condition and results of operations of the Company after giving effect to the AT&T merger and the transactions under the Contribution Agreement with Liberty.

The consolidated financial statements for the periods presented include the accounts of the Company and its Predecessor company and each of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. As a result of the acquisition of DMX and the AT&T Merger, the consolidated financial information for the periods after these mergers is presented on a different cost basis than that for periods before the mergers and, therefore, is not comparable.

As a result of the AT&T Merger, Liberty applied "push down" accounting and transferred to the Company the fair value adjustments relating to the assets of TCI Music at March 9, 1999, as recorded by Liberty upon completion of the AT&T Merger. Pursuant to the Contribution Agreement with Liberty, Liberty Digital recorded the related party transactions at predecessor costs in a manner similar to pooling of interests. For financial statement purposes, the fair value adjustments and the transactions under the Contribution Agreement are deemed to have occurred on March 1, 1999.

The table below reflects the accounts affected by the fair value adjustments and by the Contribution Agreement retroactive to March 1, 1999 (amounts in thousands).

                                                                                     TRANSACTION       LIBERTY
                                                     TCI MUSIC                        UNDER THE        DIGITAL
                                                    FEBRUARY 28,      FAIR VALUE    CONTRIBUTION       MARCH 1,
Asset accounts                                         1999           ADJUSTMENTS     AGREEMENT         1999
--------------------------------------------        ------------      -----------   -------------      -------
Cash and cash equivalents                           $   6,385               --         121,346         127,731
Net assets of discontinued operations                  63,473           60,444              --         123,917
Investment in affiliates, equity method                   372               --             701           1,073
Investment in available for sale securities
     and cost basis investments                            --               --         146,071         146,071
Property and equipment , net                           14,075               --              96          14,171
Intangible and other assets                           100,820          199,464         250,000         550,284

Liability and Equity accounts
--------------------------------------------
Deferred tax liability                              $  11,304           22,600         143,784         177,688
Preferred stock                                        34,574               --         150,000         184,574
Common stock                                              814               --           1,095           1,909
Paid in Capital                                        73,413          203,338         223,335         500,086
Retained earnings (deficit)                           (33,922)          33,922              --              --
Accumulated other comprehensive
     earnings (loss)                                      (48)              48              --              --

Included in intangible and other assets is the Access Agreement transferred to the Company at a value of $250.0 million.

UNAUDITED PERIODS

The unaudited financial statements of DMX for the six months ended June 30, 1997 and the nine months ended June 30, 1996 were prepared on substantially the same basis as the audited financial statements and, in the opinion of management of the Company, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information set forth therein.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 2000 (as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures on net investments in foreign operations. As of December 31, 1999, the Company has not entered into any derivative contracts nor does it hold any derivative financial instruments. Therefore, SFAS 133 would not have had a material impact on the Company's consolidated results of operations, financial position, or cash flows.

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statements of operations and comprehensive earnings to conform to the requirements of SFAS
130. SFAS 130 requires that all items that are components of comprehensive earnings be reported in a financial statement in the period in which they are recognized. The Company has included cumulative unrealized holding gains on available for sale marketable securities and cumulative foreign currency translation adjustments in accumulated other comprehensive earnings, which has been recorded directly in stockholders' equity. Pursuant to SFAS 130, these items are reflected as components of other comprehensive earnings in the Company's consolidated statements of operations and comprehensive earnings and are included in accumulated other comprehensive earnings in the Company's consolidated balance sheets and statements of stockholders' equity. Foreign currency translation adjustments are not material for all periods presented. However, unrealized holding gains on available for sale marketable securities are significant during 1999.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the following criteria for revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and
(4) collectibility is reasonably assured. The adoption of SAB No. 101 did not have a material impact on the financial statements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Cash equivalents consist of investments, which are readily convertible into cash and have maturities of three months or less at the time of purchase.

INVENTORY

Inventory consists of receivers, amplifiers, compact disc players, compact discs, packaging materials and finished products that are valued at the lower of cost (determined on a first-in, first-out method) or estimated net realizable value.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

INVESTMENTS

Investments in affiliates in which the Company's voting interest is 20% to 50%, or in which the Company is able to exert significant influence in instances where the voting interest is less than 20%, are accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions received. The Company's share of losses is generally limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of the difference between the Company's investment and its share of the net assets of the investee.

AVAILABLE FOR SALE SECURITIES

Available for sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses on these securities are reported as a separate component of stockholders' equity, net of tax.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed on a straight-line basis using estimated useful lives of three to ten years.

INTANGIBLE ASSETS

Intangible assets consist of the Access Agreement transferred to the Company from Liberty, the difference between the cost of acquiring entities and amounts assigned to their tangible net assets and the intangible assets resulting from the AT&T Merger. Such amounts are amortized on a straight-line basis over periods ranging from nine to twenty years.

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

STOCK BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by SFAS 123, the Company continues to account for stock-based compensation pursuant to Accounting Principles Board ("APB") Opinion No. 25. The Company has included the disclosures required by SFAS 123 in note 15.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


REVENUE RECOGNITION

Subscriber revenue is recognized based upon subscriber levels for affiliate sales and the contract terms for direct sales. The calculation of subscriber levels for affiliate sales is based on billing and sales information provided by affiliates. Direct sales revenue is recognized ratably over the contract term.

CONCENTRATION OF RISK

At December 31, 1999 and 1998, approximately 29.4% and 28.0%, respectively, of the Company's accounts receivable balance was due from AT&T Broadband and affiliates.

For the ten months ended December 31, 1999, two months ended February 28, 1999 and the year ended December 31, 1998 approximately 46.6%, 49.1% and 56.0%, respectively, of the Company's revenue from continuing operations were derived from services provided to subscribers of AT&T Broadband and affiliates. Total revenue from AT&T Broadband and affiliates for the six months ended December 31, 1997 and the nine months ended June 30, 1997 represented approximately 70.1% and 41.6%, respectively, of total revenue.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

RECLASSIFICATIONS

Certain amounts have been reclassified for comparability with the 1999 presentation.

(3)  BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss attributable to common stockholders per common share was calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Potential common shares, consisting of Liberty Digital Preferred Stock, convertible into Liberty Digital Series B Common Stock, and employee stock options were not included in the computation of weighted average shares outstanding for diluted loss per share because their inclusion would be anti-dilutive. At December 31, 1999 there were 35,427,043 dilutive securities and stock options that could potentially dilute future EPS calculations in periods of net income.

(4)  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest during the periods presented was (amounts in thousands):

               Liberty Digital            Ten months ended December 31, 1999    $    5,569
               -----------------------    -----------------------------------   ----------
               TCI Music                  Two months ended February 28, 1999         1,184
                                          Year ended December 31, 1998               5,184
                                          Six months ended December 31, 1997           411
               -----------------------    -----------------------------------   ----------
               DMX                        Nine months ended June 30, 1997              247

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Cash paid for taxes was $338,000 and $306,000 for the ten months ended December 31, 1999 and year ended December 31, 1998, respectively, and not material for other periods presented.

Significant noncash investing and financing activities are reflected in the following table (amounts in thousands).



                                                                         LIBERTY DIGITAL            TCI MUSIC
                                                                         ---------------  ------------------------------
                                                                          TEN MONTHS       TWO MONTHS
                                                                             ENDED           ENDED          YEAR ENDED
                                                                          DECEMBER 31,    FEBRUARY 28,     DECEMBER 31,
                                                                         ---------------  -------------    -------------
                                                                              1999            1999             1998
                                                                         ---------------  -------------    -------------
                 Investment in MTVN Partnership                          $     135,975  |            --               --
                 Less:  Net assets of discontinued                                      |
                    operations contributed                                    (120,975) |            --               --
                 Related party liability assumed                               (15,000) |            --               --
                 Fair value of other businesses                                         |
                    acquired                                                    14,695  |           221           21,231
                 Other liabilities assumed                                        (257) |           (66)          (1,160)
                 Debt issued                                                    (5,523) |            --           (2,986)
                 Common stock issued in agreements                              (1,533) |            --           (2,730)
                                                                         -------------  | -------------    -------------
                 Cash paid for acquisitions                              $       7,382  |           155           14,355
                                                                         =============  | =============    =============
                                                                                        |
                 Accretion of redeemable                                                |
                    convertible preferred stock                          $       3,665  |           252            1,354
                                                                         =============  | =============    =============
                                                                                        |
                 Conversion of Series A Preferred                                       |
                    Stock to common stock                                $      34,782  |            --            2,620
                                                                         =============  | =============    =============


There were no significant non-cash investing and financing activities from continuing operations for the six months ended December 31, 1997 and the nine months ended June 30, 1997.

(5)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity of the allowance for doubtful accounts for the periods indicated is reflected in the following table (amounts in thousands).


                                     LIBERTY DIGITAL                     TCI MUSIC                             DMX
                                     ---------------   -----------------------------------------------    -------------
                                        TEN MONTHS      TWO MONTHS                        SIX MONTHS       NINE MONTHS
                                          ENDED           ENDED         YEAR ENDED          ENDED             ENDED
                                       DECEMBER 31,     FEBRUARY 28,    DECEMBER 31,     DECEMBER 31,        JUNE 30,
                                      -------------    -------------    -------------    -------------    -------------
                                          1999              1999             1998            1997             1997
                                      -------------    -------------    -------------    -------------    -------------
  Balance, beginning of period        $         971  |           818              524              411  |           251
  Provision for doubtful accounts             1,457  |           234            1,272              264  |           810
  Accounts charged-off                       (1,086) |           (81)            (978)            (151) |          (610)
                                      -------------  | -------------    -------------    -------------  | -------------
  Balance, end of period              $       1,342  |           971              818              524  |           451
                                      =============  | =============    =============    =============  | =============


(6)  INVESTMENTS ACCOUNTED FOR UNDER THE EQUITY METHOD

At December 31, 1999, the Company's investments in affiliates consist principally of an 23.6% equity interest in Online Retail Partners, Inc., a 18.6% equity interest in pogo.com and a 50% equity interest in Galactic / Tempo Sound, with carrying values of $25.9 million, $8.0 million and $500,000, respectively. The investment in pogo.com was recorded under the equity method as the Company has 20% voting and believes it has the ability to influence pogo.com's management decisions.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(7)  INTANGIBLE ASSETS

The following is a summary of the intangible assets as of the following periods (amounts in thousands):

                                                               DECEMBER 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
Access agreement                                         $ 250,000           --
Goodwill AT&T Merger                                       166,263           --
Excess of acquisition cost over net assets acquired         90,261      108,785
Other                                                       42,306        9,734
                                                         ---------    ---------
                                                           548,830      118,519
Accumulated amortization                                   (36,328)     (16,488)
                                                         ---------    ---------
                                                         $ 512,502      102,031
                                                         =========    =========


(8)  AVAILABLE-FOR-SALE SECURITIES

At December 31, 1999, available-for-sale securities consist of common stock and common stock equivalent investments, carried at fair value based on quoted market prices. At December 31, 1999, the unrealized holding gain of $468.1 million, net of deferred income taxes of $306.2 million, was presented as "accumulated other comprehensive earnings" within stockholders' equity.

(9)  INVESTMENT IN MTVN PARTNERSHIP AND DISCONTINUED OPERATIONS

VIDEO SEGMENT (THE BOX) AND INTERNET SEGMENT (SONICNET)

On July 15, 1999, MTVN and the Company formed the MTVN Partnership. MTVN Partnership's business will develop, operate, manage, market, distribute and license text, audio and video music, music-related and music-themed services online and engage in reasonably related activities, including e-commerce applications and consumer oriented commercial transactions (the "MTVN Partnership Business"). With certain exceptions, the Company contributed to the MTVN Partnership substantially all of the assets and businesses of SonicNet and The Box, and the stock of their respective subsidiaries that exclusively conduct their respective international businesses. MTVN contributed to the MTVN Partnership the assets and businesses owned or controlled by it that constituted all of its current or planned assets and businesses engaged, or to be engaged, exclusively in the MTVN Partnership Business, including those assets and businesses used exclusively in connection with their MTV.com, VH1.com and Imagine Radio businesses, and all wholly owned international assets and businesses engaged exclusively in the MTVN Partnership Business. For their respective contributions, the Company received an aggregate 10% limited partnership interest and MTVN received an aggregate 90% general and limited partnership interest in the MTVN Partnership.

In connection with the negotiation of the Letter Agreement, the Company entered into an agreement dated May 18, 1999, with AT&T Broadband, as an inducement to AT&T Broadband to enter into a revised affiliation agreement with MTVN for the distribution of MTVN's services on AT&T Broadband cable systems. AT&T Broadband's entering into a revised affiliation agreement was a condition of MTVN's entering into the Letter Agreement. Pursuant to this agreement, on the first to occur of the closing of the MTVN Partnership's initial public offering and the second anniversary of the closing under the Letter Agreement (or the fifth anniversary of the closing, if extended by AT&T Broadband because the public offering has not occurred by the second anniversary of the closing), the Company will become obligated to pay AT&T Broadband an amount equal to 10% of the Excess Value (as defined below) of its equity interest in the MTVN Partnership, but in no event more than $30.0 million, nor less than $15.0 million. The Excess Value means the amount by which (a) the average market price or appraised fair market value of the Company's equity interest in the MTVN Partnership exceeds (b) the sum of (x) the lesser of $175.0 million and the value of the Company's interest in the MTVN Partnership as determined in accordance with certain provisions of the Letter Agreement and (y) any additional capital contributions made by the Company to MTVN Partnership. The Company may pay such amount in cash or shares of its Series A Common Stock (at market value). At December 31, 1999, the minimum liability to AT&T for $15.0 million was recorded by the Company as part of its investment in the MTVN Partnership.

Additionally, the Company may be required to fund an additional $10.0 million to the partnership pursuant to the partnership agreement.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The net assets of the Company's Video and Internet segments contributed to the MTVN Partnership, after giving effect to the fair value adjustments resulting from the AT&T Merger are as follows (amounts in thousands):



                                                                           VIDEO     INTERNET
                                                                         --------    --------
                       Current assets                                    $  6,467       1,020
                       Property and equipment                              10,736         732
                       Other assets                                         6,661         527
                       Intangible assets                                   48,000      56,744
                       Accounts payable and accrued liabilities            (6,800)     (1,655)
                       Long term liabilities                               (1,457)         --
                                                                         --------    --------
                       Total net assets of discontinued operations       $ 63,607      57,368
                                                                         ========    ========


Giving consideration to the Company's ownership percentage and partnership governance in the MTVN Partnership, the Company recorded its investment at the carrying value of the net assets relinquished, which includes the liability to AT&T, of $136.0 million and accounts for the MTVN Partnership under the lower of cost or net realizable value.

As a result of the above transaction, prior to July 15, 1999, the net assets of the Company's Video and Internet segments were reflected as "net assets of discontinued operations" in the consolidated balance sheet and its operating results were reflected as "loss from discontinued operations" for the periods presented in the consolidated statements of operations and comprehensive earnings.

PARADIGM ASSOCIATED LABELS

On December 21, 1998, the Company decided to discontinue the operations and sell the assets of PAL, which was a separate operating entity and an integral part of the Internet segment. In February 1999, the Company executed a letter of intent with Ground Zero Entertainment ("Ground Zero") for Ground Zero to acquire certain of the assets of PAL in exchange for assumption of all operating liabilities starting March 1, 1999. The disposal of PAL was accounted for as a discontinued operation and its operating assets were fully written off in 1998. As a result of PAL's disposal and losses incurred, the Company had recorded an income tax benefit amounting to $1.1 million. The remaining balance of the liabilities accrued by the Company in connection with PAL's discontinuance in 1998 were $365,000 and $998,000 at December 31, 1999 and 1998, respectively.
This transaction is currently the subject of litigation as discussed in note 17. As a result of this litigation, during the ten months ended December 31, 1999, the Company has accrued an additional $300,000 reserve for potential cost associated with its disposal. Included in the loss on the discontinued operations for PAL for the year ended December 31, 1998 was $4.3 million of goodwill generated upon the purchase of this entity.

The following table presents operating results and cost of disposal of discontinued operations for The Box, and SonicNet and PAL for the periods presented below (amounts in thousands):

                                                 LIBERTY DIGITAL                    TCI MUSIC
                                                ----------------  ----------------------------------------------
                                                   TEN MONTHS      TWO MONTHS                        SIX MONTHS
                                                     ENDED           ENDED          YEAR ENDED          ENDED
                                                  DECEMBER 31,    FEBRUARY 28,     DECEMBER 31,     DECEMBER 31,
                                                 -------------    -------------    -------------    -------------
                                                     1999              1999             1998             1997
                                                 -------------    -------------    -------------    -------------
Video
Revenue                                          $      10,736  |         3,957           25,763              844
                                                 -------------  | -------------    -------------    -------------
Loss from operations and cost of disposal              (16,994) |        (2,659)         (12,938)            (525)
Income tax benefit                                       6,350  |           720            2,335              242
                                                 -------------  | -------------    -------------    -------------
                                                 $     (10,644) |        (1,939)         (10,603)            (283)
                                                 =============  | =============    =============    =============
                                                                |
Internet                                                        |
                                                                |
Revenue                                          $         915  |           406            3,467               --
                                                 -------------  | -------------    -------------    -------------
Loss from operations and cost of                                |
   disposal                                             (7,749) |        (2,059)         (17,240)              --
Income tax benefit                                       2,971  |           558            3,112               --
                                                 -------------  | -------------    -------------    -------------
                                                 $      (4,778) |        (1,501)         (14,128)              --
                                                 =============  | =============    =============    =============

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(10) DMX-EUROPE N.V.

The Company had a negative investment in DMX-Europe N.V. ("DMX-E"), a 100% owned entity, prior to December 31, 1997. This negative investment resulted from DMX-E ceasing operations and being placed into receivership during 1997. Accordingly, the Company wrote off its assets and made accruals for losses and cost of its disposal netting to $9.1 million, which the Company recorded as a liability defined as a negative investment in DMX-E.

On September 1, 1999, the Company was notified by its counsel in the United Kingdom that the liquidation of DMX Europe (UK) Limited was completed. The completion of the liquidation has resulted in an extraordinary gain of $7.7 million for the ten months ended December 31, 1999. As of December 31, 1999, DMX-Europe N.V. remains in receivership, for which there is a negative investment of $1.4 million.

(11) RELATED PARTY TRANSACTIONS

Pursuant to the AT&T Amended Contribution Agreement between the AT&T Broadband and the Company effective since July 1, 1997, AT&T Broadband is required to deliver, or cause certain of its subsidiaries to deliver to the Company the AT&T Broadband Annual Payments, aggregating $18 million, adjusted annually through 2017. The agreement also requires the Company to pay AT&T Broadband charges for certain services rendered in connection with the AT&T Broadband Annual Payments. Such charges are included in operating expenses in the accompanying consolidated statements of operations and comprehensive earnings.

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

The following table summarizes the related party transactions as described above for the periods reflected in the accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):



                                               LIBERTY DIGITAL                    TCI MUSIC                            DMX
                                               ---------------  -----------------------------------------------    -------------
                                                 TEN MONTHS      TWO MONTHS                        SIX MONTHS      NINE MONTHS
                                                   ENDED           ENDED          YEAR ENDED         ENDED             ENDED
                                                DECEMBER 31,     FEBRUARY 28,    DECEMBER 31,     DECEMBER 31,       JUNE 30,
                                               -------------    -------------    -------------    -------------    -------------
                                                   1999              1999             1998             1997             1997
                                               -------------    -------------    -------------    -------------    -------------
  Revenue from AT&T Broadband
       Annual Payments                         $      16,256  |         3,296           19,946            9,897  |            --
  Operating charges paid to AT&T                              |                                                  |
       Broadband                               $      (1,256) |          (296)          (1,946)            (897) |            --
  Revenue from SSI                             $       7,083  |         1,417            8,500            4,250  |            --
  Revenue from AT&T Broadband                  $       2,100  |           470            3,206            1,355  |         6,907


On March 18, 1999, the Company signed a promissory note with Liberty that allowed the Company to borrow up to $15 million at 9.5% interest per annum payable on June 30, 2006. The Company had drawn funds of $8.9 million and had recorded interest of $215,000 prior to full payment of this note on September 9, 1999 from cash received under the Contribution Agreement with Liberty as described in note 1. On October 21, 1999, the Company signed a promissory note amounting to $100 million, with a maturity date of December 31, 2000 and an interest rate that is the greater of the prime rate plus 1% or federal funds rate plus 2.25%. Interest is payable quarterly, beginning on December 31, 1999, and compounded semi-annually. In addition, a commitment fee of 0.5% is charged on the unused portion of the promissory note. At December 31, 1999, the balance of this note of $23,082,000 and accrued interest of $265,000 is reflected as "note payable related party" in the accompanying consolidated balance sheet.

The Company has an outstanding debt obligation of $142,000 and $683,000 to National Digital Television Center, Inc. ("NDTC"), a subsidiary of AT&T, at December 31, 1999 and 1998, respectively. Such obligation extends through the year 2000 and bears interest at 9.5%.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The Company leases certain office space, uplinking and satellite services from NDTC. Total expenses under such lease agreements are reflected in the accompanying consolidated statements of operations and comprehensive earnings as follows (amounts in thousands):



                                           LIBERTY DIGITAL                        TCI MUSIC                             DMX
                                           ---------------   ---------------------------------------------------   ---------------
                                             TEN MONTHS        TWO MONTHS                          SIX MONTHS        NINE MONTHS
                                                ENDED            ENDED           YEAR ENDED          ENDED              ENDED
                                             DECEMBER 31,      FEBRUARY 28,      DECEMBER 31,      DECEMBER 31,       JUNE 30,
                                           ---------------   ---------------   ---------------   ---------------   ---------------
                                                1999               1999              1998              1997              1997
                                           ---------------   ---------------   ---------------   ---------------   ---------------
Operating expenses                         $         4,193  |            773             4,427             2,229  |          3,401
Loss from discontinued operations          $           656  |            281             1,818                63  |             --


The Company was included in the consolidated federal income tax return of TCI up to February 28, 1999. Starting March 1, 1999, the Company is included in the consolidated tax return of AT&T and is party to a Tax Liability Allocation and Indemnification Agreement with its parent, Liberty, dated September 9, 1999, (the "Tax Sharing Agreement"). The income tax provision for the Company is calculated based on a hypothetical tax liability determined as if the Company filed a separate tax return.

Under the Tax Sharing Agreement, the Company will record a current intercompany tax benefit from Liberty in periods when it generates taxable losses and such losses are utilized by Liberty to reduce its income tax liability. In periods when the Company generates taxable income, the Company will record current intercompany tax expense. To the extent that the cumulative intercompany tax expense is greater than the cumulative benefit, the Company will settle such excess liability in cash to Liberty.

Further, the Company has agreed to pay Liberty for any income tax benefits realized with respect to the Deferred Compensation and Stock Appreciation Rights Plan. At December 31, 1999, the Company has recorded $210.3 million of deferred tax benefits related to this plan as a separate component of stockholders' equity.

(12) ACCRUED EXPENSES

Accrued expenses as of December 31, 1999 and 1998 were comprised of the following (amounts in thousands):



                                                                           LIBERTY DIGITAL      TCI MUSIC
                                                                           ---------------   ---------------
                                                                                       DECEMBER 31,
                                                                           ---------------------------------
                                                                                 1999              1998
                                                                           ---------------   ---------------
Accrued music rights royalties                                             $         4,101             3,888
Other accrued expenses                                                               5,890             3,572
                                                                           ---------------   ---------------
                                                                           $         9,991             7,460
                                                                           ===============   ===============

(13) DEBT

Debt is summarized as follows (amounts in thousands):


                                                                           LIBERTY DIGITAL      TCI MUSIC
                                                                           ---------------   ---------------
                                                                                     DECEMBER 31,
                                                                           ---------------------------------
                                                                                1999               1998
                                                                           ---------------   ---------------
  Revolving loan agreement                                                 $        97,000            95,036
  Other                                                                              6,140             2,462
                                                                           ---------------   ---------------
                                                                           $       103,140            97,498
                                                                           ===============   ===============

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



On December 30, 1997, the Company entered into a revolving loan agreement (the "Revolving Loan Agreement") with several banks, which provides for borrowings up to $100.0 million. Interest on borrowings under the agreement is tied to London Interbank Offered Rate ("LIBOR"), plus an applicable margin dependent upon the Company's leverage ratio, (as defined in the Revolving Loan Agreement), for the preceding quarter or at the bank's base rate. The Revolving Loan Agreement matures on June 30, 2005 with principal reductions beginning semi-annually on June 30, 2000 based on a scheduled percentage of the total commitment. A commitment fee is charged on the unborrowed portion of the Revolving Loan Agreement commitment ranging from 0.25% to 0.375% based upon the leverage ratio for the preceding quarter. Such commitment fee was not material for the periods presented.

On September 30, 1999, the Company made a $3.0 million payment and simultaneously issued a $3.0 million letter of credit under its existing credit facility to secure a promissory note issued on October 1, 1999 to the former owner of an acquisition completed on October 1, 1999. The letter of credit was issued for a twelve-month period with an automatic annual renewal and a monthly reduction of $50,000 beginning in January, 2000.

The Company assumed debt and issued notes payable to former owners in connection with acquisitions made during 1999 and 1998. The life of the notes vary from 6 months to 36 months and bear interest that range from 5% to the Prime Rate. The balance of the notes total $6.1 million of which $2.3 million is classified as current in the accompanying consolidated balance sheet at December 31, 1999.

        Debt maturities for the next five years and thereafter are as follows (amounts in thousands):

                         YEAR                         AMOUNT
                         ----                        ---------
                         2000                        $   5,327
                         2001                           10,417
                         2002                           18,546
                         2003                           20,000
                         2004                           23,850
                         Thereafter                     25,000
                                                     ---------
                                                     $ 103,140
                                                     =========


(14) STOCKHOLDERS' EQUITY

CAPITAL STOCK

Each share of Liberty Digital Series A Common Stock entitles the holder to one vote and each share of Liberty Digital Series B Common Stock entitles the holder to ten votes. Each share of Liberty Digital Series B Common Stock is convertible, at the option of the holder, at any time into one share of Liberty Digital Series A Common Stock.

REDEEMABLE PREFERRED STOCK - SERIES A

On May 24, 1999, the Company called for redemption, effective June 11, 1999, all of the outstanding shares of its Series A Preferred Stock. In lieu of redemption, holders could convert each share of Series A Preferred Stock into three shares of Series A Common Stock. On June 11, 1999, all of the outstanding shares of Series A Preferred Stock were converted into Series A Common Stock, except for 6,404 shares of Series A Preferred Stock, which were redeemed for aggregate proceeds of $148,000. Liberty converted all of the shares of Series A Preferred Stock beneficially owned by it into shares of Series A Common Stock prior to the redemption date.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


REDEEMABLE PREFERRED STOCK - SERIES B

The Company's preferred stock may be divided and issued in one or more series from time to time as determined by the Board of Directors of the Company. As of December 31, 1999, the Company was authorized to issue 5,000,000 shares of the Company's preferred stock of which 150,000 shares were designated as Series B Preferred Stock and issued to Liberty pursuant to the Contribution Agreement as described in note 1. The Series B Preferred Stock may be converted by the holder at any time into shares of Series B Common Stock at the conversion rate of
171.674 shares of Series B Common Stock for each share of Series B Preferred Stock, subject to certain adjustments for antidilution, dividends and distributions. The Series B Preferred Stock accrues dividends at 5% per annum based on the liquidation preference per share. Such dividends are payable quarterly when the board of directors of Liberty Digital declares such dividends. Dividends not paid on any dividend payment date are added to the liquidation preference on such date and remain a part of the liquidation preference until such dividends are paid. Upon a "default" (as defined in the related Series B Preferred Stock agreement), which includes the non-payment of dividends, the rate per annum at which dividends will accrue increases to 7% per annum. For the ten months ended December 31, 1999, the Company accrued $3.3 million in dividends for the Series B Preferred Stock.

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

At any time on or after June 30, 2006, or prior to that date if a "default" has occurred and is continuing, any holder of Series B Preferred Stock has the right to require the Company to redeem all or any portion of such holder's shares for a redemption price per share payable in cash equal to the liquidation preference of that share on the redemption date.

(15) STOCK BASED COMPENSATION

1997 STOCK INCENTIVE PLAN

During 1997, 1998 and 1999, the Company granted stock options with tandem Stock Appreciation Rights ("SARs") to employees under the 1997 Stock Incentive Plan (the "Stock Plan"), which is authorized to issue up to 4,000,000 shares. Options granted under the Stock Plan expire ten years from the date of grant. In addition, in 1997 and in 1999 the Company granted stock options, in the amounts of 2,800,000 and 200,000, respectively, with tandem SARs to the board of directors. Options issued under the Stock Plan and stock options granted to the Board of Directors vest annually in 20% cumulative increments, with the Board members receiving 20% vesting on the grant date.

On December 11, 1998, the Company re-priced the stock options with tandem SARs at $4.00 for all grants to executive officers and employees of the Company and its subsidiaries.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The following table presents the number and weighted average exercise price ("WAEP") of options in tandem with SARs to purchase Series A Common Stock for 1997, 1998 and 1999.


                                                           Liberty
                                                           Digital
                                                        Stock Options
                                                         Tandem SARs        WAEP
                                                       ---------------    --------
At July 1, 1997
    Granted                                                  3,609,522    $   5.75
                                                       ---------------

At December 31, 1997                                         3,609,522        5.75

    Granted                                                  1,771,200        4.00
    Exercised                                                  (21,400)       4.00
    Canceled                                                  (310,900)       4.00
    Expired                                                         --          --
                                                       ---------------

At December 31, 1998                                         5,048,422        5.25

    Granted                                                  1,038,500       10.10
    Exercised                                               (2,708,408)       5.60
    Canceled                                                  (863,540)       4.00
    Expired                                                       (440)       4.00
                                                       ---------------

At December 31, 1999                                         2,514,534    $   7.32
                                                       ===============




Exercisable at December 31, 1998                             1,372,531    $   5.84
                                                       ===============


Exercisable at December 31, 1999                               562,520    $   7.21
                                                       ===============



Exercise prices for options outstanding at the end of the year for 1999, 1998 and 1997 ranged from $4.00 to $22.13, $4.00 to $6.25, and $4.00 to $6.25, respectively. The 1999, 1998, and 1997 year-end weighted average remaining contractual life of such options is 8.2, 8.7, and 9.5 years, respectively.

Summarized information about the stock options with tandem SARs under the 1997 Stock Incentive Plan at December 31, 1999 is as follows:

                                                            Weighted
                                                            Average       Weighted                          Weighted
                                            Number         Remaining      Average           Number          Average
                         Range of       Outstanding at    Contractual     Exercise      Exercisable at      Exercise
                     Exercise Prices   December 31, 1999      Life         Price       December 31, 1999      Price
                     ---------------   -----------------  -----------     --------     -----------------    --------
                     $ 4.00 to 4.50           1,251,200    8.3 years      $  4.01               42,520     $    4.00

                     $ 6.25                     893,334    7.5 years         6.25              480,000          6.25

                     $ 19.125 to 22.125         370,000    9.6 years        21.10               40,000         22.13
                                          -------------                                 --------------

                     $ 4.00 to 22.125         2,514,534    8.2 years         7.32              562,520          7.21
                                          =============                                 ==============



DEFERRED COMPENSATION AND STOCK OPTION PLAN

On September 8, 1999, the Deferred Compensation and Stock Appreciation Rights Plan was adopted for key executives. This plan is comprised of a deferred compensation component and stock appreciation rights. The deferred compensation component provides participants with the right to receive an aggregate of 9.5% of the appreciation in the Series A Common Stock market price

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


over $2.46 subject to a maximum amount of $19.125. The stock appreciation rights provide participants with the appreciation in the market price of the Series A Common Stock above the maximum amount payable under the deferred compensation component.

There are 19,295,193 rights subject to this plan, all of which were granted in 1999 at an effective exercise price of $2.46 and a weighted average remaining life of 4.0 years as of December 31, 1999. The deferred compensation and stock appreciation rights components vest 20% annually beginning with the first vesting date of December 15, 1999. Fully vested options total 3,859,038 at year-end. No options were exercised, cancelled or expired during 1999. This plan terminates on December 15, 2003. Stock based compensation accrued under this plan as of December 31, 1999, which is also the expense recorded in 1999, is $531.7 million, of which $461.9 million is reflected as a current liability.

FAS 123 ACCOUNTING FOR STOCK BASED COMPENSATION

The weighted average fair value of options granted under the 1997 Stock Incentive Plan during 1999, 1998, after giving effect to the re-pricing at $4.00 for certain options and tandem SARs, and 1997 was $9.54, $6.01 and $3.31, respectively. The Deferred Compensation and Stock Appreciation Rights Plan weighted average fair value of options granted during 1999 is $2.31.

The estimated fair values of the options noted above are based on the Black-Scholes Model and are stated in current annualized dollars on a present value basis. The key assumptions used for 1999, 1998 and 1997 for purposes of these calculations are included in the table as follows:

                                                         YEAR ENDED     YEAR ENDED   SIX MONTHS ENDED
                                                        DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                           1999           1998            1997
                                                        ------------   ------------  ----------------

         Weighted average risk-free interest rate            6.50%          5.13%          6.10%

         Volatility factor                                  171.0%          88.0%          50.0%

         Weighted average expected life in months            43.1           60.0           60.0

         Weighted average expected yield                       --             --             --

Estimated compensation relating to awards of stock options with tandem SARs has been recorded pursuant to APB Opinion No. 25. Stock option compensation expense pursuant to awards made under the 1997 Stock Incentive Plan for 1999, 1998 and 1997 is $167,039,000, $502,000 and $294,000, respectively. Stock compensation expense recorded as part of losses from discontinued operations was $10,270,000 for the ten months ended December 31, 1999. The 1997 Stock Incentive Plan accrual for the SAR's is $107,536,000 as of December 31, 1999. Such estimates are subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised. Had the Company accounted for its stock based compensation pursuant to the fair value based accounting method in SFAS No. 123 the Company's net loss and loss per share would have changed to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

                                 LIBERTY DIGITAL             TCI MUSIC
                                 ---------------  ------------------------------
                                    YEAR ENDED     YEAR ENDED   SIX MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                      1999           1998             1997
                                 ---------------  ------------  ----------------
         Net loss
            As reported             $  463,010         29,113            465
                                    ==========     ==========     ==========

            Pro forma               $  463,010         32,824          2,884
                                    ==========     ==========     ==========

         Net loss per share
            As reported             $     2.41            .36            .01
                                    ==========     ==========     ==========

            Pro forma               $     2.41            .41            .04
                                    ==========     ==========     ==========


There is no pro forma effect for the year ended December 31, 1999, as the Company has recorded stock based compensation in excess of the pro forma expense for the period.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Also included in stock based compensation, for the ten months ended December 31, 1999, is the effect of SAR's granted to a key executive of the Company by Liberty prior to March 1, 1999. The liability for these SAR's has decreased by $7.6 million from March 1, 1999. Any amount owed under these SAR grants shall be paid by Liberty. The change in the amount payable subsequent to March 1, 1999 will be reflected in the stock based compensation of the Company. As such, the Company has recorded the $7.6 million reduction in the liability related to the SAR's as a reduction in stock based compensation, with a corresponding reduction in stockholders' equity, net of tax.

The Company issued 27,980 shares of Series A Common Stock to an officer of the Company as compensation, and recorded expense of $1.6 million for the year ended December 31, 1999.

(16) INCOME TAXES

Liberty Digital is included in the consolidated federal income tax return of AT&T. Income tax expense or benefit for Liberty Digital is based on those items in the consolidated calculation applicable to Liberty Digital. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among the subsidiaries of AT&T in relation to their respective amounts of taxable earnings or losses.

Income tax (benefit) expense consists of (amounts in thousands):

                                                        LIBERTY DIGITAL
                                               ---------------------------------
                                                CURRENT     DEFERRED     TOTAL
                                               ---------   ---------   ---------
         Ten months ended December 31, 1999:
               Intercompany allocation         $ (21,223)         --     (21,223)
               State and local tax                (1,574)    (45,744)    (47,318)
               Federal tax                            --    (213,926)   (213,926)
                                               ---------   ---------   ---------
                                               $ (22,797)   (259,670)   (282,467)
                                               =========   =========   =========

         -----------------------------------------------------------------------

                                                           TCI MUSIC
                                               ---------------------------------
                                                CURRENT     DEFERRED     TOTAL
                                               ---------   ---------   ---------
         Two months ended February 28, 1999:
               Intercompany allocation         $   1,265          --       1,265
               State and local tax                   208          11         219
               Federal tax                            --        (435)       (435)
                                               ---------   ---------   ---------
                                               $   1,473        (424)      1,049
                                               =========   =========   =========


         Year ended December 31, 1998:
               Intercompany allocation         $   2,837          --       2,837
               State and local tax                   263         220         483
               Federal tax                            --        (261)       (261)
                                               ---------   ---------   ---------
                                               $   3,100         (41)      3,059
                                               =========   =========   =========


         Six months ended December 31, 1997:
               Intercompany allocation         $   1,622          --       1,622
               State and local tax                   383          29         412
               Federal tax                            --         591         591
                                               ---------   ---------   ---------
                                               $   2,005         620       2,625
                                               =========   =========   =========

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Income tax (benefit) expense differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following (amounts in thousands):

                                                       LIBERTY DIGITAL                   TCI MUSIC
                                                       ---------------   --------------------------------------------
                                                          TEN MONTHS      TWO MONTHS                      SIX MONTHS
                                                            ENDED           ENDED        YEAR ENDED         ENDED
                                                         DECEMBER 31,    FEBRUARY 28,    DECEMBER 31,    DECEMBER 31,
                                                         ------------    ------------    ------------    ------------
                                                             1999            1999            1998            1997
                                                          ----------      ----------      ----------      ----------

         Computed expected tax  expense
              (benefit)                                   $ (255,642)  |          51            (462)            855
         State and local income taxes,                                 |
              net of federal income tax benefit              (30,756)  |         142             313             268
         Amortization not deductible for                               |
              income tax purposes                              3,364   |         502           3,045           1,513
         Valuation Allowance                                    (245)  |         245              15              --
         Other, net                                              812   |         (15)            148             (11)
         Change in allocated state tax rate                       --   |         124              --              --
                                                          ----------   |  ----------      ----------      ----------
                                                          $ (282,467)  |       1,049           3,059           2,625
                                                          ==========   |  ==========      ==========      ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax (liabilities) at December 31, 1999 and 1998 are presented below (amounts in thousands):

                                                                                               LIBERTY
                                                                                               DIGITAL        TCI MUSIC
                                                                                              ----------      ----------
                                                                                                     DECEMBER 31,
                                                                                              --------------------------
                                                                                                 1999            1998
                                                                                              ----------      ----------
         Deferred tax assets:
           Net operating loss carryforwards                                                   $   82,663   |      55,820
           Investments in affiliates, due principally to undistributed earnings in                         |
               affiliates                                                                             --   |       3,790
           Intangible assets due to an increase in tax basis upon completion of                            |
               the DMX Merger                                                                     13,184   |      14,238
           Other future deductible amounts due principally to non-deductible                               |
               accruals                                                                              539   |         824
           Future deductible amount attributable to accrued stock compensation                    42,531   |          --
                                                                                              ----------   |  ----------
                                                                                                           |
           Total deferred tax assets                                                             138,917   |      74,672
                                                                                                           |
                                                                                                           |
           Less - valuation allowance                                                            (62,325)  |     (72,070)
                                                                                              ----------   |  ----------
           Net deferred assets                                                                    76,592   |       2,602
                                                                                              ----------   |  ----------
                                                                                                           |
         Deferred tax liabilities:                                                                         |
           Property and equipment, due principally to differences in depreciation                   (369)  |      (1,008)
           Intangible assets, due principally to differences in amortization                    (104,567)  |      (1,974)
           Investment in affiliates due principally to losses of affiliates                                |
              recognized for tax purposes in excess of losses recognized for                               |
              financial statement purposes                                                      (347,474)  |          --
                                                                                              ----------   |  ----------
                                                                                                           |
           Deferred tax liabilities                                                             (452,410)  |      (2,982)
                                                                                              ----------   |  ----------
                                                                                                           |
           Net deferred tax liabilities                                                       $ (375,818)  |        (380)
                                                                                              ==========   |  ==========

At December 31, 1999, the Company has net operating loss carryforwards from the DMX merger, The Box merger and Paradigm merger of approximately $94.0 million which expire between 2004 and 2010. These net operating losses are subject to certain rules limiting their usage.

As the DMX merger, The Box merger and the Paradigm merger were considered to be tax-free acquisitions for tax purposes, any utilization of the net operating loss would reduce the value of the excess purchase price and not be taken into income. As of December 31, 1999, the excess purchase price of the DMX merger was reduced by approximately $14.0 million resulting from utilization of such net operating losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. In addition, the utilization of net operating loss carryforwards may be limited due to restrictions imposed under applicable Federal and state tax laws due to a change in ownership.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(17) COMMITMENTS AND CONTINGENCIES

The Company adopted the Liberty Media 401K Savings Plan (the "401(k) Plan") for eligible employees, which became effective March 2, 1999. This plan qualifies under Section 401(k) of the Internal Revenue Code. Employees are eligible to become participants in the plan after three months of consecutive employment. Participants can make contributions on a pre-tax or after-tax basis, or a combination of the two not to exceed the lesser of $15,000 or 10% of eligible compensation. For each eligible employee who elects to participate in the 401(k) Plan and makes a contribution, the Company makes a 100% matching contribution, which is vested over a period of 3 years. Contributions to the 401(k) Plan are invested, at the participant's discretion, in several designated investment funds. Distributions from the 401(k) Plan generally will be made only upon retirement or other termination of employment, unless deferred by the participant. Prior to the adoption of the "401(k) Plan", the Company was a participant in TCI's Stock Plan that also qualified under Section 401(k) of the Internal Revenue Code. Expenses under the 401(k) Plan from continuing operations for the ten months ended December 31, 1999 were $674,000. Expenses under TCI's Stock Plan were $119,000, $505,000 and $200,000 for the two months ended February 28, 1999, year ended December 31, 1998 and six months ended December 31, 1997, respectively.

The Company is obligated under various operating leases for office space, uplinking and satellite services. Certain leases are cancelable subject to penalties. The total expenses for continuing operations under these leases during the periods presented are as follows: (amounts in thousands)

         Liberty Digital    Ten months ended December 31, 1999  $   5,121
         ---------------    ----------------------------------  ---------
         TCI Music          Two months ended February 28, 1999      1,020
                            Year ended December 31, 1998            5,732
                            Six months ended December 31, 1997      2,621
         ---------------    ----------------------------------  ---------
         DMX                Nine months ended June 30, 1997         4,023

Minimum lease payments under non-cancelable operating leases for each of the next five years are summarized as follows (amounts in thousands):

                                                OPERATING LEASES
                                                      WITH        OPERATING LEASES
                                                RELATED PARTIES     WITH OTHERS       TOTAL
                                                ---------------   ----------------    -----

             2000                                     2,720            1,792          4,512
             2001                                     2,258            1,023          3,281
             2002                                     2,258              396          2,654
             2003                                     2,258              321          2,579
             2004                                     2,258              170          2,428
          Thereafter                                    565                7            572

The Company has guaranteed certain contracts of DMX-E related to DMX-E's uplink services agreement and subscriber management services agreement. To the extent DMX-E is unable to perform under the agreements, certain creditors of DMX-E may pursue claims against the Company under the guarantees. During the year ended December 31, 1998, the Company paid a $1.3 million claim to an affiliated company under the guaranty of DMX-E's obligation in accordance with another satellite uplink services agreement. In October 1998, the Company paid $350,000 to settle a separate claim under the guarantee of DMX-E's obligation in accordance with another satellite uplink service agreement. Such claims were accrued in 1997. The Company has also guaranteed certain other obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation GmbH ("Selco"), and a related side letter agreement (the "Selco Agreement"). On March 20, 2000, the Company received an offer from Selco to settle the matter for $1.6 million. The Company responded on March 24, 2000, with a settlement offer of $650,000. The Company has accrued $900,000 with respect to this claim. However, no assurance can be given that Selco will not continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether the Company will be held liable for an amount in excess of the amount accrued.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

increases. The Company has continued to accrue royalties that are under negotiations based on its best estimate, after consultation with counsel and consideration of the terms and rates of the expired contracts.

In February 1999, the Company entered into a transaction with Ground Zero pursuant to which the Company transferred certain assets of PAL to Ground Zero. Disputes have arisen between the Company and Ground Zero regarding the obligations imposed on and liabilities assumed or retained by the parties to the transfer, and Ground Zero and a related entity have commenced a lawsuit against the Company seeking, among other things, to rescind the transaction. The Company has filed a motion seeking dismissal of all claims asserted against it. The Company believes that the claims are without merit and intends vigorously to defend itself.

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

(18) INFORMATION ABOUT THE COMPANY'S SEGMENTS

The Company has two reportable business segments: "Audio", which represents the operations of DMX, a company engaged in programming, distributing and marketing a digital and audio music service delivered to homes and businesses via cable or satellite [Internet]; and "Interactive Media, a segment engaged in the development of interactive television and investments in businesses that take advantage of the opportunities of interactive programming content and interactive television.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

                                                LIBERTY DIGITAL                           TCI MUSIC                         DMX
                                         ----------------------------    --------------------------------------------   -----------
                                                  TEN MONTHS              TWO MONTHS                      SIX MONTHS    NINE MONTHS
                                                    ENDED                   ENDED        YEAR ENDED         ENDED          ENDED
                                                  DECEMBER 31,           FEBRUARY 28,    DECEMBER 31,    DECEMBER 31,     JUNE 30,
                                         ----------------------------    ------------    ------------    ------------   -----------
                                                    1999                     1999            1998             1997          1997
                                         ----------------------------    ------------    ------------    ------------   -----------

                                                         INTERACTIVE
                                           AUDIO            MEDIA            AUDIO           AUDIO           AUDIO          AUDIO
                                         ----------      -----------     ------------    ------------    ------------   -----------


Revenue                                  $   54,642              --   |      10,547         56,553          22,111  |      16,594
                                                                      |                                             |
Income (loss) from continuing                                         |                                             |
     operations, excluding stock                                      |                                             |
     based compensation                  $      (32)        (28,890)  |       1,274          4,726           3,128  |     (14,233)
                                                                      |                                             |
Income (loss) from continuing                                         |                                             |
     operations before income and                                     |                                             |
     taxes                               $ (179,428)       (558,327)  |         145         (1,323)          2,443  |     (14,708)
                                                                      |                                             |
Capital expended for property and                                     |                                             |
     equipment and investments           $   14,598         135,324   |       2,300         23,755           1,463  |       1,055



                                               LIBERTY DIGITAL     TCI MUSIC
                                               ---------------    ------------
                                                 DECEMBER 31,     DECEMBER 31,
                                                     1999             1998
                                               ---------------    ------------
         Segment Assets

         Audio                                        321,115  |       136,413
         Interactive Media                          1,412,747  |            --
         Net assets of discontinued                            |
            operations                                     --  |        65,452
                                                 ------------  |  ------------
                                                    1,733,862  |       201,865
                                                 ============  |  ============


The operations of the Interactive Media segment for 1999 started retroactive on March 1, 1999.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 1999 and 1998 are as follows (amounts in thousands), and reflect the retroactive effect of the Contribution Agreement:

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                              TCI MUSIC, INC.                       LIBERTY DIGITAL, INC.
                                              ---------------     ----------------------------------------------------------
                                                 TWO MONTHS       ONE MONTH
                                                    ENDED           ENDED
                   1999                         FEBRUARY 28,       MARCH 31,        SECOND          THIRD           FOURTH
                   ----                         ------------      ----------      ----------      ----------      ----------

Operating revenue                                $   10,547   |       5,178          18,003          15,662          15,799
Operating expenses (income)                      $    9,358   |       6,858         265,330         (22,094)        526,108
Income (loss) from continuing operations         $     (904)  |      (2,761)       (153,971)         23,134        (321,690)
Income (loss) from discontinued                               |
  operations, net of income taxes                $   (3,440)  |        (799)        (15,062)             39             400
Gain from extraordinary item                     $       --   |          --              --           7,700              --
Net income (loss)                                $   (4,344)  |      (3,560)       (169,033)         30,873        (321,290)
                                                              |
Basic income (loss) from continuing                           |
  operations per common share                    $    (0.01)  |       (0.02)          (0.80)           0.12           (1.63)
                                                              |
Diluted income (loss) from continuing                         |
  operations per common share                    $    (0.01)  |       (0.02)          (0.80)           0.10           (1.63)
                                                              |
Basic income (loss) attributable to common                    |
  stockholders per common share                  $    (0.06)  |       (0.02)          (1.18)           0.18           (2.43)
                                                              |
Diluted income (loss) attributable to                         |
  common stockholders per common share           $    (0.06)  |       (0.02)          (1.18)           0.16           (2.43)



                                                                              TCI MUSIC, INC.
                                                         ----------------------------------------------------------

                            1998                           FIRST           SECOND          THIRD           FOURTH
                            ----                         ----------      ----------      ----------      ----------

         Operating revenue                               $   12,750          14,490          14,444          14,869
         Operating expenses                              $   11,269          14,277          13,304          13,479
         Loss from continuing operations                 $     (534)         (1,547)         (1,115)         (1,186)
         Loss from discontinued operations, net of
           income taxes                                  $   (3,892)         (4,501)         (4,175)        (12,163)
         Net loss                                        $   (4,426)         (6,048)         (5,290)        (13,349)

         Basic and diluted loss from continuing
           operations per common share                   $    (0.01)          (0.02)          (0.01)          (0.01)

         Basic and diluted loss attributable to
           common stockholders per common share          $    (0.05)          (0.08)          (0.07)          (0.18)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                                    PART III


        The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to the Company's definitive Proxy Statement (the "1999 Proxy Statement") to be used in connection with the 1999 Annual Meeting of Stockholders as set forth below, in accordance with General Instruction G (3) of Form 10-K.


                                     III-1

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) Consolidated Financial Statements and Schedules. Reference is made to the Index to Consolidated Financial Statements of Liberty Digital, Inc. and Subsidiaries and Schedules for the year ended December 31, 1999, for a list of financial statements and schedules filed as part of this report at page II-13.

(b) Reports on Form 8-K filed during the fourth quarter ended December 31, 1999.

         Form 8-K dated September 9, 1999.

(c)      Exhibits.  Following is a list of Exhibits filed with this report.

      Exhibit
      Number                            Description

        2.1 Contribution Agreement dated April 23, 1999 by and among TCI Music, Inc., Liberty Media Corporation and certain affiliates of Liberty Media Corporation (incorporated by reference to Appendix I to the Company's Proxy Statement dated July 30, 1999 for its 1999 Annual Meeting). The Exhibits and Schedules of this Exhibit have been omitted pursuant to the rules promulgated by the Commission and will be provided to the Commission upon request. (Incorporated by reference to Exhibit 2.1 to Liberty Digital's Quarterly Report on Form 10Q dated September 30, 1999)

        2.2 Amendment to Contribution Agreement, dated as of September 7, 1999, among Liberty Media Corporation, certain affiliates of Liberty Media Corporation and TCI Music, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current report on Form 8-K dated September 9, 1999.) The Exhibits and Schedules of this Exhibit have been omitted pursuant to the rules promulgated by the Commission and will be provided to the Commission upon request. (Incorporated by reference to Exhibit 2.2 to Liberty Digital's Quarterly Report on Form 10-Q dated September 30, 1999)

        2.3 Letter Agreement dated May 19, 1999 between MTV Networks, Inc., a Division of Viacom International Inc. and TCI Music, Inc.

        3.1         Certificate of Incorporation of Liberty Digital, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of TCI Music, Inc. and Tele-Communications, Inc., filed with the Securities and Exchange Commission on June 6, 1997 (Commission File Nos. 333-28613 and 333-28613-01))

        3.2 Certificate of Amendment to Certificate of Incorporation of Liberty Digital. (Incorporated by reference to Exhibit 3.1 to Liberty Digital's Quarterly Report on Form 10-Q dated September 30, 1999)

        3.3 Bylaws of Liberty Digital, Inc., as amended July 13, 1998 (Incorporated by reference to Exhibit 3.2 to Liberty Digital's Quarterly Report on Form 10-Q dated June 30, 1998)

        4.1 Specimen Stock Certificate for Series A Common Stock, par value $.01 per share, of Liberty Digital, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Liberty Digital, Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

        4.2 Specimen Stock Certificate for the Series B Common Stock, par value $.01 per share, of TCI Music, Inc. (Incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on Form S-4 of Liberty Digital, Inc. and Tele-Communications, Inc. filed with the Securities and Exchange Commission on June 12, 1997 (Commission File Nos. 333-28613 and 33-28613-01))

        4.3 Certificate of Designations of Convertible Preferred Stock, Series B (Incorporated by reference to Exhibit 4.1 to the Company's Current report on Form 8-K dated September 9, 1999.)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

      Exhibit
      Number                            Description

        10.1 Amended and Restated Contribution Agreement between Tele-Communications, Inc. and TCI Music, Inc. dated July 11, 1997 (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Digital, Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

        10.2 Revolving Loan Agreement between TCI Music, Inc. and Certain Lender Parties Thereto dated December 30, 1997 (Incorporated by reference to Liberty Digital's Annual Report on Form 10-K dated December 31, 1997)

        10.3** Affiliation Agreement between Satellite Services, Inc. and DMX Inc., dated July 1, 1997, and letter amendment dated January 27, 1998 (Incorporated by reference to Liberty Digital's Annual Report on Form 10-K dated December 31,
                    1997)

        10.4        Letter Agreement between TCI Music, Inc. and
                    Tele-Communications, Inc., dated November 7, 1997, extending Promissory Note dated July 11, 1997 (attached as Exhibit A) (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Liberty Digital, Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

        10.5        Promissory Note dated July 11, 1997 between TCI Music, Inc.
                    and Tele-Communications, Inc. (Incorporated by reference to Liberty Digital's Annual Report on Form 10-K dated December 31, 1997)

        10.6 Promissory Note, dated September 19, 1997, between TCI Music, Inc. and Liberty Media Corporation (Incorporated by reference to Liberty Digital's Annual Report on Form 10-K dated December 31, 1997)

        10.7 Services Agreement between Tele-Communications, Inc. and TCI Music, Inc. (Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Liberty Digital, Inc., filed with the Securities and Exchange Commission on July 24, 1997)

        10.8 Loan and Security Agreement by and between DMX Inc. and Tele-Communications, Inc., dated as of February 6, 1997, as amended (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of TCI Music, Inc. and Tele-Communications, Inc. filed with the Securities and Exchange Commission on June 6, 1997 (Commission File Nos. 333-28613 and 333-28613-01))

        10.9**** TCI Music, Inc. 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.83 to the Transition Report of Liberty Digital, Inc. on Form 10-K filed with the Securities and Exchange Commission on October 9, 1997)

        10.10****   Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Robert R. Bennett,
                    dated July 11, 1997 (Incorporated by reference to Liberty
                    Digital's Annual Report on Form 10-K dated December 31,
                    1997)

        10.11****   Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Peter J. Kern, dated
                    July 11, 1997 (Incorporated by reference to Liberty
                    Digital's Annual Report on Form 10-K dated December 31,
                    1997)

        10.12****   Form of TCI Music, Inc. Employee Stock Option Agreement
                    (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of Liberty Digital, Inc.
                    filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

        10.13 Form of TCI Music, Inc. Officer/Director Stock Option Agreement (Incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-4 of Liberty Digital, Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission files No 333-39943))

        10.14****   Employment Agreement between DMX Inc. and Lon Troxel, dated
                    October 1, 1991, as amended August 22, 1997 (Incorporated by reference to Exhibit 10.64 to DMX Inc.'s 1994 Report on Form
                    10-K, filed with the Securities and Exchange Commission on December 29, 1994, and to Exhibit 10.82 to Liberty Digital,
                    Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the
                    Securities and Exchange Commission on October 9, 1997)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

      Exhibit
      Number                            Description

        10.15** Uplink Services Agreement between National Digital Television Center, Inc., formerly known as Western Tele-Communications, Inc., and International Cablecasting Technologies Inc., dated March 16, 1991 (Incorporated by reference to Exhibit 10.15 to DMX Inc.'s Post-Effective Amendment No. 3 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 15, 1991 (Commission File No. 33-35690))

        10.16 Manufacturing and Sales Agreement between International Cablecasting Technologies Inc. and Scientific-Atlanta, Inc., dated February 28, 1991 (Incorporated by reference to Exhibit 10.12 to DMX Inc.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 24, 1991 (Commission File No. 33-35690))

        10.17 License and Technical Assistance Agreement between International Cablecasting Technologies Inc. and Scientific-Atlanta, Inc., dated February 28, 1991 (Incorporated by reference to Exhibit 10.14 to DMX Inc.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 24, 1991 (Commission File No. 33-35690))

        10.18 Partnership Agreement between TEMPO Sound, Inc. and Galactic Radio Partners, Inc., dated May 7, 1990 (Incorporated by reference to Exhibit 10.7 to DMX Inc.'s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 10, 1990 (Commission File No. 33-35690))

        10.19 C-3 Satellite Transponder Sub-Lease Agreement between National Digital Television Center, Inc., formerly known as Western Tele-Communications, Inc., and International Cablecasting Technologies Inc., dated December 2, 1992 (Incorporated by reference to Exhibit 10.55 to DMX Inc.'s 1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

        10.20 Assignment and Assumption Agreement between National Digital Television Center, Inc., formerly known as Western Tele-Communications, Inc. and International Cablecasting Technologies Europe N.V., dated April 22, 1993 (Incorporated by reference to Exhibit 10.58 to DMX Inc.'s 1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

        10.21 Agreement between International Cablecasting Technologies Inc. and the American Society of Composers, Authors & Publishers, dated December 20, 1991 (Incorporated by reference to Exhibit 10.60 to DMX Inc.'s 1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

        10.22** Agreement between International Cablecasting Technologies Inc. and Broadcast Music Inc., dated October 11, 1991, as supplemented and amended (Incorporated by reference to
                    Exhibit 10.61 to DMX Inc.'s 1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23,
                    1993)

        10.23** Agreement between DMX Inc. and SESAC, dated December 26, 1991 (Incorporated by reference to Exhibit 10.62 to DMX Inc.'s 1993 Report on From 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

        10.24** Affiliation Agreement between DMX Inc. and PRIMESTAR Partners, dated January 25, 1995 (Incorporated by reference to Exhibit 10.71 to DMX Inc.'s 1996 Report on Form 10-K, filed with the Securities and Exchange Commission on January 14, 1997)

        10.25** Commercial License and Distribution Agreement between DMX Inc. and DMX-Canada Partnership, dated November 1, 1994 (Incorporated by reference to Exhibit 10.75 to Liberty Digital, Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

        10.26** Residential License and Distribution Agreement between DMX Inc. and DMX-Canada (1995) Ltd., dated March 9, 1992, as amended April 18, 1997 (Incorporated by reference to Exhibit
                    10.76 to Liberty Digital, Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

      Exhibit
      Number                            Description


        10.27 Channel Distribution Agreement between DMX Inc. and XTRA Music Limited, dated July 3, 1997 (Incorporated by reference to Exhibit 10.77 to Liberty Digital, Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

        10.28 License Agreement between Broadcast Music, Inc. and DMX Inc., dated August 7, 1995 (Incorporated by reference to
                    Exhibit 10.55 to the Registration Statement on Form S-1 of Liberty Digital, Inc., filed with the Securities and Exchange Commission on November 12, 1997)

        10.29 Background/Foreground Music Service License Agreement between American Society of Composers, Authors and Publishers and International Cablecasting Technologies Inc., dated April 4, 1995 (Incorporated by reference to Exhibit
                    10.54 of the Registration Statement on Form S-4 of Liberty Digital, Inc., filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

        10.30****   Employment Agreement dated as of September 9, 1999, between
                    Liberty Digital, Inc. and Jarl Mohn, also known as Lee
                    Masters. (Incorporated by reference to Exhibit 10.1 to Liberty Digital's Quarterly Report on Form 10-Q dated
                    September 30, 1999)

        10.31****   TCI Music Deferred Compensation and Stock Appreciation
                    Rights Plan. (Incorporated by reference to Exhibit 10.2 to
                    Liberty Digital's Quarterly Report on Form 10-Q dated
                    September 30, 1999)

        10.32****   Deferred Compensation and Stock Appreciation Right Agreement
                    dated as of August 12, 1999 between TCI Music, Inc. Liberty
                    Media Corporation and Jarl Mohn, also known as Lee Masters.
                    (Incorporated by reference to Exhibit 10.3 to Liberty
                    Digital's Quarterly Report on Form 10-Q dated September 30,
                    1999)

        10.33****   Deferred Compensation and Stock Appreciation Right Agreement
                    dated as of August 12, 1999 between TCI Music, Inc. Liberty
                    Media Corporation and Bruce W. Ravenel. (Incorporated by reference to Exhibit 10.4 to Liberty Digital's Quarterly
                    Report on Form 10-Q dated September 30, 1999)

        10.34 Agreement dated May 18, 1999 between AT&T Broadband & Internet Services, Inc. and TCI Music, Inc.

        10.35 Tax Liability Allocation and Indemnification Agreement dated as September 9, 1999, by and between Liberty Media Corporation, Liberty Digital, Inc. for and on behalf of itself and each member of the Digital Group, and Liberty Media Group LLC. (Incorporated by reference to Exhibit 10.5 to Liberty Digital's Quarterly Report on Form 10-Q dated September 30, 1999)

        10.36 Registration Rights Agreement, dated as of September 9, 1999 among Liberty Digital, Inc. and Liberty Media Corporation. (Incorporated by reference to Exhibit 10.6 to Liberty Digital's Quarterly Report on Form 10-Q dated September 30,
                    1999)

        21          Subsidiaries of Liberty Digital, Inc.

        23          Consent of KPMG LLP

        27          Financial Data Schedule


        ------------

        ** Liberty Digital, Inc. has received confidential treatment for a portion of the referenced Exhibit.

        ***         Indicates management contract.

        ****        Indicates compensatory plan or arrangement

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Liberty Digital, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              LIBERTY DIGITAL, INC.
              (Registrant)

By:      /s/  LEE MASTERS                          Date: March 30, 2000
         ---------------------------
              Lee Masters
              President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Liberty Digital, Inc. and in the capacities and on the dates indicated.


                       SIGNATURE                                       DATE                                   TITLE
                       ---------                                       ----                                   -----


                    /s/ LEE MASTERS                               March 30, 2000           Director, President and Chief Executive
----------------------------------------------------                                         Officer
                      LEE MASTERS


                /s/ RALPH J. SORRENTINO                           March 30, 2000           Executive Vice President and Chief
----------------------------------------------------                                         Financial Officer (Principal
                  RALPH J. SORRENTINO                                                        Accounting Officer)

                 /s/ ROBERT R. BENNETT                            March 30, 2000           Chairman of the Board
----------------------------------------------------
                   ROBERT R. BENNETT


                  /s/ GARY S. HOWARD                              March 30, 2000           Director
----------------------------------------------------
                    GARY S. HOWARD


                  /s/ PETER M. KERN                               March 30, 2000           Director
----------------------------------------------------
                   PETER M. KERN

                   /s/ DAVID B. KOFF                              March 30, 2000           Director
----------------------------------------------------
                     DAVID B. KOFF


                  /s/ J. DAVID WARGO                              March 30, 2000           Director
----------------------------------------------------
                    J. DAVID WARGO

                            INDEX TO EXHIBITS



      EXHIBIT
      NUMBER        DESCRIPTION
      -------       -----------

        2.1         Contribution Agreement dated April 23, 1999 by and among TCI
                    Music, Inc., Liberty Media Corporation and certain affiliates of Liberty Media Corporation (incorporated by reference to Appendix I to the Company's Proxy Statement dated July 30, 1999 for its 1999 Annual Meeting). The
                    Exhibits and Schedules of this Exhibit have been omitted pursuant to the rules promulgated by the Commission and will be provided to the Commission upon request. (Incorporated by reference to Exhibit 2.1 to Liberty Digital's Quarterly
                    Report on Form 10Q dated September 30, 1999)

        2.2         Amendment to Contribution Agreement, dated as of September
                    7, 1999, among Liberty Media Corporation, certain affiliates of Liberty Media Corporation and TCI Music, Inc.
                    (incorporated by reference to Exhibit 2.2 to the Company's
                    Current report on Form 8-K dated September 9, 1999.) The
                    Exhibits and Schedules of this Exhibit have been omitted pursuant to the rules promulgated by the Commission and will be provided to the Commission upon request. (Incorporated by reference to Exhibit 2.2 to Liberty Digital's Quarterly
                    Report on Form 10-Q dated September 30, 1999)

        2.3         Letter Agreement dated May 19, 1999 between MTV Networks,
                    Inc., a Division of Viacom International Inc. and TCI Music,
                    Inc.

        3.1         Certificate of Incorporation of Liberty Digital, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of TCI Music, Inc. and
                    Tele-Communications, Inc., filed with the Securities and Exchange Commission on June 6, 1997 (Commission File Nos.
                    333-28613 and 333-28613-01))

        3.2         Certificate of Amendment to Certificate of Incorporation of
                    Liberty Digital. (Incorporated by reference to Exhibit 3.1 to Liberty Digital's Quarterly Report on Form 10-Q dated
                    September 30, 1999)

        3.3         Bylaws of Liberty Digital, Inc., as amended July 13, 1998
                    (Incorporated by reference to Exhibit 3.2 to Liberty
                    Digital's Quarterly Report on Form 10-Q dated June 30, 1998)

        4.1 Specimen Stock Certificate for Series A Common Stock, par value $.01 per share, of Liberty Digital, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Liberty Digital, Inc. filed with the Securities and Exchange Commission on November 12, 1997 (Commission
                    File No. 333-39943))

        4.2 Specimen Stock Certificate for the Series B Common Stock, par value $.01 per share, of TCI Music, Inc. (Incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on Form S-4 of Liberty Digital, Inc.
                    and Tele-Communications, Inc. filed with the Securities and Exchange Commission on June 12, 1997 (Commission File Nos.
                    333-28613 and 33-28613-01))

        4.3         Certificate of Designations of Convertible Preferred Stock,
                    Series B (Incorporated by reference to Exhibit 4.1 to the Company's Current report on Form 8-K dated September 9,
                    1999.)

      EXHIBIT
      NUMBER        DESCRIPTION
      -------       -----------
        10.1        Amended and Restated Contribution Agreement between
                    Tele-Communications, Inc. and TCI Music, Inc. dated July 11,
                    1997 (Incorporated by reference to Exhibit 10.2 to the
                    Registration Statement on Form S-4 of Liberty Digital, Inc.
                    filed with the Securities and Exchange Commission on
                    November 12, 1997 (Commission File No. 333-39943))

        10.2        Revolving Loan Agreement between TCI Music, Inc. and Certain
                    Lender Parties Thereto dated December 30, 1997 (Incorporated by reference to Liberty Digital's Annual Report on Form 10-K dated December 31, 1997)

        10.3**      Affiliation Agreement between Satellite Services, Inc. and
                    DMX Inc., dated July 1, 1997, and letter amendment dated
                    January 27, 1998 (Incorporated by reference to Liberty
                    Digital's Annual Report on Form 10-K dated December 31,
                    1997)

        10.4        Letter Agreement between TCI Music, Inc. and
                    Tele-Communications, Inc., dated November 7, 1997, extending
                    Promissory Note dated July 11, 1997 (attached as Exhibit A)
                    (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Liberty Digital, Inc.
                    filed with the Securities and Exchange Commission on November 12, 1997 (Commission File No. 333-39943))

        10.5        Promissory Note dated July 11, 1997 between TCI Music, Inc.
                    and Tele-Communications, Inc. (Incorporated by reference to Liberty Digital's Annual Report on Form 10-K dated December
                    31, 1997)

        10.6        Promissory Note, dated September 19, 1997, between TCI
                    Music, Inc. and Liberty Media Corporation (Incorporated by reference to Liberty Digital's Annual Report on Form 10-K dated December 31, 1997)

        10.7        Services Agreement between Tele-Communications, Inc. and TCI
                    Music, Inc. (Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Liberty Digital, Inc., filed with the Securities and Exchange Commission on July 24, 1997)

        10.8        Loan and Security Agreement by and between DMX Inc. and
                    Tele-Communications, Inc., dated as of February 6, 1997, as amended (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of TCI Music, Inc. and
                    Tele-Communications, Inc. filed with the Securities and Exchange Commission on June 6, 1997 (Commission File Nos.
                    333-28613 and 333-28613-01))

        10.9**** TCI Music, Inc. 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.83 to the Transition Report of Liberty Digital, Inc. on Form 10-K filed with the Securities and Exchange Commission on October 9, 1997)

        10.10****   Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Robert R. Bennett,
                    dated July 11, 1997 (Incorporated by reference to Liberty
                    Digital's Annual Report on Form 10-K dated December 31,
                    1997)

        10.11****   Non-Qualified Stock Option and Stock Appreciation Rights
                    Agreement between TCI Music, Inc. and Peter J. Kern, dated
                    July 11, 1997 (Incorporated by reference to Liberty
                    Digital's Annual Report on Form 10-K dated December 31,
                    1997)

        10.12****   Form of TCI Music, Inc. Employee Stock Option Agreement
                    (Incorporated by reference to Exhibit 10.16 to the
                    Registration Statement on Form S-4 of Liberty Digital, Inc.
                    filed with the Securities and Exchange Commission on
                    November 12, 1997 (Commission File No. 333-39943))

        10.13       Form of TCI Music, Inc. Officer/Director Stock Option
                    Agreement (Incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-4 of Liberty Digital, Inc.
                    filed with the Securities and Exchange Commission on November 12, 1997 (Commission files No 333-39943))

        10.14****   Employment Agreement between DMX Inc. and Lon Troxel, dated
                    October 1, 1991, as amended August 22, 1997 (Incorporated by reference to Exhibit 10.64 to DMX Inc.'s 1994 Report on Form
                    10-K, filed with the Securities and Exchange Commission on
                    December 29, 1994, and to Exhibit 10.82 to Liberty Digital,
                    Inc.'s Transition Report on Form 10-K for the transition
                    period October 1, 1996 through June 30, 1997, filed with the
                    Securities and Exchange Commission on October 9, 1997)

      EXHIBIT
      NUMBER        DESCRIPTION
      -------       -----------
        10.15**     Uplink Services Agreement between National Digital
                    Television Center, Inc., formerly known as Western
                    Tele-Communications, Inc., and International Cablecasting
                    Technologies Inc., dated March 16, 1991 (Incorporated by
                    reference to Exhibit 10.15 to DMX Inc.'s Post-Effective
                    Amendment No. 3 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 15,
                    1991 (Commission File No. 33-35690))

        10.16       Manufacturing and Sales Agreement between International
                    Cablecasting Technologies Inc. and Scientific-Atlanta, Inc., dated February 28, 1991 (Incorporated by reference to Exhibit 10.12 to DMX Inc.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 24, 1991
                    (Commission File No. 33-35690))

        10.17       License and Technical Assistance Agreement between
                    International Cablecasting Technologies Inc. and
                    Scientific-Atlanta, Inc., dated February 28, 1991
                    (Incorporated by reference to Exhibit 10.14 to DMX Inc.'s
                    Post-Effective Amendment No. 2 to Registration Statement on
                    Form S-1, filed with the Securities and Exchange Commission on May 24, 1991 (Commission File No. 33-35690))

        10.18       Partnership Agreement between TEMPO Sound, Inc. and Galactic
                    Radio Partners, Inc., dated May 7, 1990 (Incorporated by reference to Exhibit 10.7 to DMX Inc.'s Registration
                    Statement on Form S-1, filed with the Securities and Exchange Commission on July 10, 1990 (Commission File No.
                    33-35690))

        10.19       C-3 Satellite Transponder Sub-Lease Agreement between
                    National Digital Television Center, Inc., formerly known as
                    Western Tele-Communications, Inc., and International
                    Cablecasting Technologies Inc., dated December 2, 1992
                    (Incorporated by reference to Exhibit 10.55 to DMX Inc.'s
                    1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

        10.20       Assignment and Assumption Agreement between National Digital
                    Television Center, Inc., formerly known as Western
                    Tele-Communications, Inc. and International Cablecasting
                    Technologies Europe N.V., dated April 22, 1993 (Incorporated by reference to Exhibit 10.58 to DMX Inc.'s 1993 Report on
                    Form 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

        10.21       Agreement between International Cablecasting Technologies
                    Inc. and the American Society of Composers, Authors &
                    Publishers, dated December 20, 1991 (Incorporated by reference to Exhibit 10.60 to DMX Inc.'s 1993 Report on Form
                    10-K, filed with the Securities and Exchange Commission on December 23, 1993)

        10.22**     Agreement between International Cablecasting Technologies
                    Inc. and Broadcast Music Inc., dated October 11, 1991, as
                    supplemented and amended (Incorporated by reference to
                    Exhibit 10.61 to DMX Inc.'s 1993 Report on Form 10-K, filed with the Securities and Exchange Commission on December 23,
                    1993)

        10.23**     Agreement between DMX Inc. and SESAC, dated December 26,
                    1991 (Incorporated by reference to Exhibit 10.62 to DMX
                    Inc.'s 1993 Report on From 10-K, filed with the Securities and Exchange Commission on December 23, 1993)

        10.24**     Affiliation Agreement between DMX Inc. and PRIMESTAR
                    Partners, dated January 25, 1995 (Incorporated by reference to Exhibit 10.71 to DMX Inc.'s 1996 Report on Form 10-K, filed with the Securities and Exchange Commission on January
                    14, 1997)

        10.25**     Commercial License and Distribution Agreement between DMX
                    Inc. and DMX-Canada Partnership, dated November 1, 1994
                    (Incorporated by reference to Exhibit 10.75 to Liberty
                    Digital, Inc.'s Transition Report on Form 10-K for the transition period October 1, 1996 through June 30, 1997, filed with the Securities and Exchange Commission on October
                    9, 1997)

        10.26**     Residential License and Distribution Agreement between DMX
                    Inc. and DMX-Canada (1995) Ltd., dated March 9, 1992, as amended April 18, 1997 (Incorporated by reference to Exhibit
                    10.76 to Liberty Digital, Inc.'s Transition Report on Form
                    10-K for the transition period October 1, 1996 through June
                    30, 1997, filed with the Securities and Exchange Commission on October 9, 1997)

      EXHIBIT
      NUMBER        DESCRIPTION
      -------       -----------
        10.27       Channel Distribution Agreement between DMX Inc. and XTRA
                    Music Limited, dated July 3, 1997 (Incorporated by reference to Exhibit 10.77 to Liberty Digital, Inc.'s Transition
                    Report on Form 10-K for the transition period October 1,
                    1996 through June 30, 1997, filed with the Securities and
                    Exchange Commission on October 9, 1997)

        10.28       License Agreement between Broadcast Music, Inc. and DMX
                    Inc., dated August 7, 1995 (Incorporated by reference to
                    Exhibit 10.55 to the Registration Statement on Form S-1 of
                    Liberty Digital, Inc., filed with the Securities and Exchange Commission on November 12, 1997)

        10.29 Background/Foreground Music Service License Agreement between American Society of Composers, Authors and
                    Publishers and International Cablecasting Technologies Inc., dated April 4, 1995 (Incorporated by reference to Exhibit
                    10.54 of the Registration Statement on Form S-4 of Liberty
                    Digital, Inc., filed with the Securities and Exchange
                    Commission on November 12, 1997 (Commission File No.
                    333-39943))

        10.30****   Employment Agreement dated as of September 9, 1999, between
                    Liberty Digital, Inc. and Jarl Mohn, also known as Lee
                    Masters. (Incorporated by reference to Exhibit 10.1 to
                    Liberty Digital's Quarterly Report on Form 10-Q dated
                    September 30, 1999)

        10.31****   TCI Music Deferred Compensation and Stock Appreciation
                    Rights Plan. (Incorporated by reference to Exhibit 10.2 to
                    Liberty Digital's Quarterly Report on Form 10-Q dated
                    September 30, 1999)

        10.32****   Deferred Compensation and Stock Appreciation Right Agreement
                    dated as of August 12, 1999 between TCI Music, Inc. Liberty
                    Media Corporation and Jarl Mohn, also known as Lee Masters.
                    (Incorporated by reference to Exhibit 10.3 to Liberty
                    Digital's Quarterly Report on Form 10-Q dated September 30,
                    1999)

        10.33****   Deferred Compensation and Stock Appreciation Right Agreement
                    dated as of August 12, 1999 between TCI Music, Inc. Liberty
                    Media Corporation and Bruce W. Ravenel. (Incorporated by
                    reference to Exhibit 10.4 to Liberty Digital's Quarterly
                    Report on Form 10-Q dated September 30, 1999)

        10.34       Agreement dated May 18, 1999 between AT&T Broadband &
                    Internet Services, Inc. and TCI Music, Inc.

        10.35 Tax Liability Allocation and Indemnification Agreement dated as September 9, 1999, by and between Liberty Media
                    Corporation, Liberty Digital, Inc. for and on behalf of itself and each member of the Digital Group, and Liberty
                    Media Group LLC. (Incorporated by reference to Exhibit 10.5 to Liberty Digital's Quarterly Report on Form 10-Q dated
                    September 30, 1999)

        10.36       Registration Rights Agreement, dated as of September 9, 1999 among Liberty Digital, Inc. and Liberty Media Corporation.
                    (Incorporated by reference to Exhibit 10.6 to Liberty
                    Digital's Quarterly Report on Form 10-Q dated September 30,
                    1999)

        21          Subsidiaries of Liberty Digital, Inc.

        23          Consent of KPMG LLP

        27          Financial Data Schedule


        ------------

        ** Liberty Digital, Inc. has received confidential treatment for a portion of the referenced Exhibit.

        ***         Indicates management contract.

        ****        Indicates compensatory plan or arrangement