Form 10-K/A
period 1999-12-31
LIBERTY DIGITAL INC
filed 2000-05-01
CIK 1040449

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1

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

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                                TABLE OF CONTENTS

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................III-1
Item 11.  Executive Compensation.................................................................III-5
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................III-12
Item 13.  Certain Relationships and Related Transactions.........................................III-16

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following lists the directors of Liberty Digital, Inc. ("Liberty Digital" or the "Company"), their birth dates, and a description of their business experience and positions held as of April 1, 2000. The Board consists of six directors. Directors are elected to staggered three year terms with approximately one-third elected annually. The Board is divided into three classes (Class I, Class II and Class III). Class I Board members consist of Messrs. Bennett and Kern and their term expires at the 2002 annual meeting or until their successors are elected and/or qualified. Class II Board members consist of Messrs. Howard and Wargo and their term expires at the 2001 annual meeting or until their successors are elected and/or qualified. Class III Board members consist of Messrs. Koff and Masters and their term expires at the 2000 annual meeting or until their successors are elected and/or qualified.



                                      III-1

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)





      Name                                                        Positions
 ------------------           ---------------------------------------------------------------------------------------------
 Robert R. Bennett            Has served as a director of Liberty Digital since January 1997, and served as acting Chief
 Born April 19, 1958          Financial Officer of Liberty Digital from June 1997 until July 1997. Mr. Bennett has served as
                              President and Chief Executive Officer of Liberty Media Corporation ("Liberty") since April 1997 and a director of Liberty since September 1994. Mr. Bennett served as an Executive Vice
                              President of Tele-Communications, Inc. ("TCI"), a subsidiary of AT&T, from April 1997 to March
                              1999. From June 1995 through March 1997, Mr. Bennett was an Executive Vice President, Chief
                              Financial Officer, Secretary and Treasurer of Liberty. Mr. Bennett served as Senior Vice
                              President of Liberty from September 1991 to June 1995. Mr. Bennett serves as a director of Ascent
                              Entertainment Group, Inc., TV Guide, Inc., USANi, LLC and Teligent, Inc.

Gary S. Howard                Has served as a director of Liberty Digital since September 10, 1999. Since July 1998, Mr.
Born February 22, 1951        Howard served as Executive Vice President, Chief Operating Officer of Liberty. From June 1997
                              to September 1997, Mr. Howard served as President of United Video Satellite Group, Inc. From
                              February 1995 to August 1997, he served as President of TCI Satellite Entertainment, Inc. From
                              October 1994 to December 1996, Mr. Howard served as Senior Vice President of TCI
                              Communications, Inc. and from December 1991 to October 1994, he served as its Vice President.
                              Mr. Howard also serves as a director of Ascent Entertainment Group, Inc., TV Guide, Inc., TCI
                              Satellite Entertainment, Inc. and Teligent, Inc.

David B. Koff                 Has served as a director of Liberty Digital since May 1997. Mr. Koff was interim President and
Born December 26, 1958        Chief Executive Officer of Liberty Digital from May 1997 to December 31, 1997. Since December
                              31, 1997, Mr. Koff has served as a Vice President and Assistant Secretary of Liberty Digital.
                              He has been a Senior Vice President of Liberty since February 1998. He was Vice President -
                              Corporate Development of Liberty from August 1994 to February 1998. Mr. Koff has served as Senior
                              Vice President of Ascent Entertainment Group, Inc. since April 2000.

Peter M. Kern                 Has served as a director of Liberty Digital since January 1997. Mr. Kern has served as
Born June 2, 1967             President of Gemini Associates, Inc., a firm that provides strategic advisory services primarily to media companies, since April 1996. From December 1993 to January 1996, he served as Senior
                              Vice President of Strategic Development and Corporate Finance of Home Shopping Network, Inc.
                              and served as its Vice President of Strategic Development and Assistant to the Chief Executive
                              Officer from March 1993 to December 1993. Prior to joining Home Shopping Network, Inc., Mr.
                              Kern served as Vice President of Corporate Finance and Strategic Development for Whittle
                              Communications, L.P. and worked at the New York investment banking firm, Bear, Stearns & Co.,
                              Inc.

Lee Masters                   Has served as Chairman of the Board of Liberty Digital since January 1999. Mr. Masters was
Born December 26, 1951        appointed President and Chief Executive Officer of the Company in June 1999. From January 1999
                              to September 1999, Mr. Masters served as President and Chief Executive Officer of Liberty Media
                              Interactive, Inc., an affiliate of Liberty. From December 1990 to December 1998, Mr. Masters
                              served as President and CEO of E! Entertainment television, a cable television program network.
                              From March 1986 to December 1989 he served as Executive Vice President and general manager of
                              MTV. Prior to his career in television, Mr. Masters had a 20-year career in radio. Mr. Masters'
                              legal name is Jarl Mohn. Mr. Masters serves as a director of NewStar Media, Inc. (formerly Dove
                              Audio), Alloy.com, Move.com, BET.com, MTVi and Online Retail Partners, LLC.

J. David Wargo                Has served as a director of Liberty Digital since September 10, 1999. Mr. Wargo has served
Born October 1, 1953          as President of Wargo & Company, Inc. since 1993. From 1989 to 1992, he served as Managing
                              Director, Senior Analyst of The Putnam Companies. From 1986 to 1988, he served as Partner for Marble Arch Partners and served as a Senior Vice President from 1985 to 1986. Mr. Wargo serves as a director of TV Guide and On Command Corporation.



                                     III-2

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)




COMPENSATION OF DIRECTORS

Standard Arrangements. Members of the Board of Liberty Digital who are also full-time employees of Liberty Digital or Liberty, or any of their respective subsidiaries, do not receive any additional compensation for their services as directors. Liberty Digital has not established any fees for directors who are not full-time employees of Liberty Digital or Liberty or any of their respective subsidiaries. All members of the Board are reimbursed for expenses incurred to attend any meetings of the Board and any committee thereof.

Other Arrangements. The Board granted, effective as of July 11, 1997, to Mr. Kern options to purchase 833,334 shares of Liberty Digital Series A Common Stock and to each of Messrs. Bennett and Koff, options to purchase 100,000 shares of Liberty Digital Series A Common Stock, at a price of $6.25 per share. Such options vest in 20% increments, with the first increment vesting as of July 11, 1997. The Board granted, effective as of September 10, 1999, to each of Messrs. Howard and Wargo, options to purchase 100,000 shares of Liberty Digital Series A Common Stock at a price of $22.125 per share. Such options vest in 20% increments, with the first increment vesting as of September 10, 1999.

BOARD MEETINGS

During 1999, the Board of Directors of the Company held five meetings. None of the directors attended fewer than 75% of the meetings of the Board of Directors or of any committee of which he is a member.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company has an Audit Committee, Compensation Committee and an Executive Committee. There is no standing nomination committee of the Company's Board of Directors.

The members of the Audit Committee are J. David Wargo, Peter M. Kern and Robert
R. Bennett. The duties of the Audit Committee are to review and monitor the Company's financial reports and accounting practices to ascertain that they are within acceptable limits of sound practice, to receive and review audit reports submitted by the Company's independent auditors and by its internal auditing staff and to make such recommendations to the Board of Directors as may seem appropriate to the Committee to assure that the interests of the Company are adequately protected and to review all related party transactions and potential conflict-of-interest situations. The Audit Committee of the Company did not hold any meetings during 1999, since matters usually considered by the Audit Committee were considered by the full Board.

The members of the Compensation Committee are Peter M. Kern, J. David Wargo and David B. Koff. The functions of the Compensation Committee are to review and make recommendations to the Board of Directors concerning the compensation of the officers of the Company, to consider and make recommendations to the Board of Directors concerning existing and proposed employment agreements between the Company and its officers and to administer the 1997 Stock Incentive Plan (the "1997 Plan"). The Compensation Committee of the Company held one meeting during 1999.

The members of the Executive Committee are Peter M. Kern, Lee Masters and Robert
R. Bennett.


                                     III-3

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)




EXECUTIVE OFFICERS

The following lists the executive officers of the Company, their birth dates, a description of their business experience and positions held with the Company as of April 1, 2000. Information concerning Mr. Koff and Mr. Masters, who are also directors, is listed under the heading "Directors" above. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.



         Name                                                                      Positions
----------------------               ---------------------------------------------------------------------------------------------
Craig Enenstein                      Has served as Vice President Business Development and Strategy of Liberty Digital since
Born September 29, 1968              September 8, 1999 and was a consultant to Liberty Digital from May 1999 to September 1999. From
                                     January 1998 to May 1999, Mr. Enenstein served at Knowledge Universe LLC, an education corporation, where he was responsible for direct investments in public and private companies.
                                     Mr. Enenstein served as a strategy consultant for LEK Consulting from July 1996 to January 1998 and Bain and Co. from August 1995 to July 1996.


Lon Troxel                           Has served as President  and Chief  Executive  Officer of DMX since July 1997.  Mr.  Troxel
Born October 14, 1947                served as Chief  Operating  Officer  of DMX from  April  1997 to July  1997,  and served as
                                     Executive  Vice President  Commercial  Division from October 1991 to April 1997. Mr. Troxel served as director of Liberty Digital from May 1997 to September 1999.


There are no family relations, of first cousin or closer, among the Company's directors or executive officers, by blood, marriage or adoption.

During the past five years, none of the executive officers have had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of all such reports. The Company has reviewed the copies of the Section 16 reports filed by such persons or written representations from them that no Forms 5 were required to be filed for 1999. Based solely on such review, the Company believes that all Section 16 filing requirements applicable to its officers and directors for 1999 were complied with, except for one late Form 3 filing by each of Messrs. Howard, Masters, Ravenel and Wargo and one late Form 4 filing by each of Messrs. Howard, Sorrentino and Wargo.



                                     III-4

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)




ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows, for fiscal 1999, a summary of certain information regarding all forms of compensation for the Chief Executive Officer, the other executive officers serving as such at the end of the fiscal 1999 and one former executive officer (the "named executive officers") whose total annual salary and bonus exceeded $100,000 during fiscal 1999.




                                                                            Long Term Compensation Awards
                                                                            -----------------------------
                                                                                            Securities
                                            Annual               Other                      Underlying
                                        Compensation             Annual     Restricted        Stock           All Other
Name and                           ----------------------    Compensation     Stock        Options/SARs      Compensation
   Principal Position      Year       Salary       Bonus           $          Awards           #(1)              $(2)
---------------------      ----       ------       -----    -------------   -----------  ----------------   -------------

 Lee Masters                 1999     634,615  (3)       --         --            --        15,230,942             --
      President and CEO      1998         N/A           N/A        N/A           N/A               N/A            N/A


 Ralph J. Sorrentino         1999     325,000            --         --            --            50,000         15,000
      Executive Vice         1998     174,519  (4)       --         --            --           150,000  (5)    10,000
      President and Chief    1997         N/A           N/A        N/A           N/A               N/A            N/A
      Financial Officer


 Lon A. Troxel               1999     294,327        25,000         --        18,750           100,000         10,000
      President and CEO of   1998     285,577        15,000         --         9,230           200,000  (6)    10,000
      DMX                    1997     189,660            --         --            --           200,000  (6)        --


 Bruce Ravenel               1999     847,625  (3)       --         --            --         4,064,251         10,000
      Executive Vice         1998         N/A           N/A        N/A           N/A               N/A            N/A
      President


 Alan R. McGlade             1999     425,032  (7)       --         --            --           25,000          10,000
      Former Executive       1998     273,552            --    100,000  (8)       --          155,000  (5)     10,000
      Officer                1997      88,931  (7)       --         --            --           64,200  (5)         --


(1) For information concerning these awards see "Option/SAR Grants in Last Fiscal Year" set forth below.

(2) Amounts represent contributions to the Liberty Media 401K Plan. The Liberty Media 401K Plan provides benefits upon an employee's retirement which normally is when the employee reaches 65 years of age. Liberty Media 401K Plan participants may contribute the lessor of 10% of their compensation or $10,000 pretax and $5,000 post tax and the Company (by annual resolution of the Board of Directors) may contribute up to a matching 100% of the participants' contributions. Participant contributions to the Liberty Media 401K Plan are fully vested upon contribution.

     Generally, participants acquire a vested right in the Company contributions as follows:


                                     Vesting
                       -----------------------------------
                       Years of Service         Percentage
                       ----------------         ----------
                       Less than 1                   0%
                       1-2                          33%
                       2-3                          66%
                       3 or more                   100%


     The Liberty Media 401K Plan includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce the Company's otherwise determined contributions.

                                     III-5

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


     Directors who are not employees of the Company are ineligible to participate in the Liberty Media 401K Plan. Under the terms of the Liberty Media 401K Plan, employees are eligible to participate after three months of service. Although the Company has not expressed an intent to terminate the Liberty Media 401K Plan, it may do so at any time. The Liberty Media 401K Plan provides for full immediate vesting of all participants' rights upon termination of the Liberty Media 401K Plan.

(3) Represents salary from March 1, 1999. For accounting purposes, the Contribution Agreement was recorded retroactive to March 1, 1999 to record the related party transactions at predecessor costs similar to a pooling of interest. Such predecessor costs also reflect the fair value adjustments resulting from the AT&T Merger which occurred effective March 9, 1999.
     See also Item 13. Certain Relationships and Related Transactions.

(4) Mr. Sorrentino began employment with the Company on May 11, 1998. Accordingly, the salary information included in the table for 1998 represents only salary from that date through December 31, 1998.

(5) These options were repriced on December 11, 1998. See "Option/SAR Repricings" as set forth below.

(6) Represents repriced options for 200,000 shares originally granted in fiscal 1997. See "Option/SAR Repricings" as set forth below.

(7) The Box was sold on July 15, 1999. Accordingly, Mr. McGlade's salary information included in the table represents salary for 1999 up to that date. Mr. McGlade began employment with the Company on December 16, 1997, the date the Company acquired The Box. Accordingly, the 1997 salary information included in the table is from December 16, 1997.

(8)  Represents loan by the Company that was forgiven.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all individual grants of stock options and stock appreciation rights ("SARs") by the Company to each of the named executive officers during fiscal 1999.


                                   Number of
                                   Securities
                                   Underlying         % of Total
                                    Options/         Options/SARs       Exercise                          Grant Date
                                      SARs           to Employees        Price        Expiration         Present Value
         Name                       Granted         in Fiscal Year       ($/sh)          Date                ($)(1)
-----------------------------    -------------      --------------      --------      ----------         -------------
Lee Masters
    President and CEO             15,230,942(2)          75.0%           2.46(2)       12/15/03            35,183,476


Ralph J. Sorrentino
    Executive Vice President
    and Chief Financial
    Officer                           50,000(3)              *           4.00            1/1/09               202,500


Lon A. Troxel
    President and CEO of DMX         100,000(3)              *           4.00            1/1/09               405,000


Bruce Ravenel
    Executive Vice President       4,064,251(2)           20.0%          2.46(2)       12/15/03(2)          9,388,420


Alan R. McGlade
    Former Executive Officer          25,000(3)              *           4.00            1/1/09               101,250

--------------
* Less than 1%

(1) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following:
     (a) a 6.50% risk-free interest rate; (b) a 171% volatility factor; (c) a
     43.1 month expected life term; (d) a weighted average expected individual yield of zero; and (d) the closing market price of a share of Liberty Digital Series A Common Stock on the date of grant, resulting in a weighted average fair value of the options granted during fiscal 1999 of $9.54 for the 1997 Plan and $2.31 for the Deferred Compensation and Stock Appreciation Rights Plan. The actual value the executive may realize will depend upon the extent to which the stock price exceeds the

                                     III-6

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)



     exercise price on the date the option is exercised. Accordingly, the value, if any, realized by the executive will not necessarily be the value determined by the model.

(2) On September 8, 1999, the Deferred Compensation and Stock Appreciation Rights Plan (the "Plan") was adopted for Lee Masters and Bruce Ravenel. This plan is comprised of a deferred compensation component and stock appreciation rights. The deferred compensation component provides participants with the right to receive an aggregate of 9.5% of the appreciation in the market price of the Liberty Digital Series A Common Stock over $2.46 subject to a maximum amount of $19.125. The stock appreciation rights provide participants with the appreciation in the market price of the Liberty Digital Series A Common Stock above $19.125. Deferred compensation and stock appreciation rights with respect to 19,295,193 shares of Liberty Digital Series A Common Stock subject to the Plan, all of which were granted in 1999 at an effective exercise price of $2.46 and a weighted average remaining life of 4.0 years as of December 31, 1999. The deferred compensation and stock appreciation rights components vest 20% annually beginning with the first vesting date of December 15, 1999. No options were exercised, cancelled or expired during 1999. Mr. Ravenel terminated his employment on February 15, 2000. As a result, deferred compensation and stock appreciation rights with respect to 3,251,401 shares of Liberty Digital Series A Common Stock expired in accordance with their terms. This plan terminates on December 15, 2003. The Deferred Compensation and Stock Appreciation Rights Plan is more fully described in the "Report of the Compensation Committee on Executive Compensation - Compensation Philosophy - Equity-Based Incentives".

(3) All grants of stock options were options to purchase Liberty Digital Series A Common Stock. All stock options were granted in tandem with SARs. All options were granted pursuant to the Liberty Digital 1997 Plan, effective January 1, 1999 and vest in 20% cumulative increments, with the first increment vesting as of January 1, 2000, with each additional increment vesting on each of the next four anniversaries thereof. Notwithstanding the vesting schedule, the option shares become available for purchase if grantee's employment with the Company terminates as a result of the total disability or death of the grantee. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the 1997 Plan), unless, in the case of an Approved Transaction, the compensation committee under the circumstances specified in the 1997 Plan, determines otherwise.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

The following table shows certain information with respect to the exercise of stock options/SARs by the named executive officers during fiscal 1999 and year-end value of unexercised stock options/SARs at December 31, 1999.


                                                                   Number of Unexercised            Value of Unexercised In
                                        Shares        Value        Securities Underlying            the Money Options/SARs
                                      Acquired on    Realized     Options/SARs at FY-End(#)               at FY-End($)
              Name                    Exercise(#)     ($)(1)      Exercisable/Unexercisable        Exercisable/Unexercisable
-------------------------------      -------------   --------     -------------------------        -------------------------
Lee Masters
    President and CEO                       --             --       3,046,188 / 12,184,754         182,283,890 / 729,135,679(2)


Ralph J. Sorrentino
    Executive Vice President
    and Chief Financial Officer         30,000       1,080,000              0 / 170,000                      0 / 12,622,500(3)


Lon A. Troxel
    President and CEO of DMX           120,000       4,961,581              0 / 180,000                      0 / 13,365,000(3)


Bruce Ravenel
    Executive Vice President                --              --        812,850 / 3,251,401           48,640,944 / 194,563,836(2)


Alan R. McGlade
    Former Executive Officer           109,800       2,730,825             -- / --                          -- / --


(1) Based on the closing price of the Liberty Digital Series A Common Stock on the exercise date.

                                     III-7

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)



(2) The values indicated represent what would have been realized, pursuant to the terms of the Plan, had the securities been exercised on December 31, 1999. The calculation is based on the average of the last 20 days trading prices on the Nasdaq National Market of one share of Liberty Digital Series A Common Stock as of December 31, 1999 or $62.3000 less the effective exercise price of $2.46.

(3) The values indicated are based upon the closing price on the Nasdaq National Market of one share of Liberty Digital Series A Common Stock on December 31, 1999, or $74.2500.

OPTION/SAR REPRICINGS

The table below sets forth certain information concerning the repricing of stock options/SARs, held by any executive officer of the Company, which occurred December 11, 1998. Further explanation concerning these repricings is included in the "Report of the Compensation Committee on Executive Compensation", below.



                                                                                                                 Length of
                                              Securities                         Exercise                     Original Option
                                              Underlying     Market Price of      Price                       Term Remaining
                                             Options/SARs    Stock at Time of   at time of     New Exercise     at Date of
              Name                 Date      Repriced (#)      Repricing ($)   Repricing ($)   Price ($)(1)      Repricing
       ----------------------   ---------    ------------    ----------------  -------------   ------------    --------------
       Ralph J. Sorrentino       12/11/98      150,000             $3.90           $6.50          $4.00         9 yrs. 5 mos.
            Executive Vice
            President and Chief
            Financial Officer

       Lon A. Troxel             12/11/98      200,000             $3.90           $6.25          $4.00         8 yrs. 7 mos.
            President and CEO
            of DMX

       Alan R. McGlade           12/11/98       21,400             $3.90           $6.25          $4.00            1/2 mo.
            Former Executive                    21,400             $3.90           $6.25          $4.00            1 year
            Officer                             21,400             $3.90           $6.25          $4.00            2 years
                                               155,000             $3.90           $6.50          $4.00          9 yrs. 1 mo.


(1) Represents the average of the closing prices of a share of Liberty Digital Series A Common Stock over the 60 trading days ending December 10, 1998 and the 60 calendar days ended December 9, 1998, rounded up to the nearest cent.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

Masters Employment Agreement

During the term of the Masters Employment Agreement, the Company will pay Mr. Masters' salary at the rate of $750,000 per annum. That rate is to be increased annually, on January 1, by the greater of the increase in the Consumer Price Index ("CPI") for the previous year or 5%. The Board will review Mr. Masters' compensation annually to determine whether any additional increase in Mr. Masters' salary is appropriate. Mr. Masters' salary for fiscal 2000 is $787,500.

Mr. Masters' Employment Agreement is for a term through December 15, 2003. His employment may be terminated by the Company (1) upon the death of Mr. Masters,
(2) upon 180 days prior notice from the Company to Mr. Masters in the event of an illness or other disability which has incapacitated Mr. Masters from performing his duties thereunder for at least 180 consecutive days during the 12 calendar months preceding the month in which such notice is given or (3) at any time upon notice of termination and by paying Mr. Masters in a lump sum on the effective date all compensation for the remaining term of the Employment Agreement, calculated at the annual rate then in effect. Mr. Masters may terminate his employment with the Company at any time by giving notice to the Company.

If Mr. Masters terminates his employment for good reason (as defined in the Masters Employment Agreement), Mr. Masters will be entitled to a lump sum payment of the compensation for the remaining term of the Masters Employment Agreement, calculated at an annual rate then in effect. If Mr. Masters' employment is terminated for illness or disability, the Company will continue to pay his annual salary, at the rate in effect at the time of termination of his employment, for one year from the date of termination. If Mr. Masters dies while employed by the Company or during the period he is receiving payments from the Company on account of termination for illness or disability, the

                                     III-8

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Company will, following his death, pay to Mr. Masters' beneficiary a lump sum amount equal to one year's compensation, calculated at the annual rate in effect at the time of death.

The Company will indemnify Mr. Masters to the fullest extent permitted by applicable law in respect of any claim or threatened claims (including reasonable counsel fees incurred in connection with the defense thereof) against him by reason of his being or having been an officer or director of the Company or any subsidiary of the Company or having served at the request of the Company as a director, officer, employee or agent of another corporation or of another entity.

Mr. Masters has agreed that during his employment and, in the case of a voluntary termination (as defined in the Masters Employment Agreement) by Mr. Masters or a termination by the Company for cause (as defined in the Masters Employment Agreement), for a period from the date of termination until the earlier of December 31, 2003 or the second anniversary of the date of such termination, he will not directly or indirectly own, manage, operate, participate in or be employed by or otherwise be interested in or connected in any manner with any person, firm, corporation or other enterprise that competes in the United States or elsewhere in the world in any material respect with any business conducted by the Company or any of its subsidiaries during Mr. Masters employment, with certain exceptions. In addition, the Masters Employment Agreement provides that Mr. Masters will not, as long as he is employed by the Company or thereafter, make use of, divulge to any person and use his best efforts to prevent the publication or disclosure of confidential or proprietary information concerning the business of the Company or of the dealings of the Company or of any of its customers that may have come into his knowledge during his employment, with certain exceptions.

Sorrentino Employment Agreement

Effective April 1, 2000, Mr. Sorrentino resigned as Executive Vice President, Chief Financial Officer. In connection with Mr. Sorrentino's resignation, 50,000 of his options were accelerated. All other options will continue to vest and be exercisable in accordance with the 1997 Plan terms. Following Mr. Sorrentino's resignation he continued as a full time employee through April 30, 2000 after which he became an employee/consultant for a term through June 30, 2002. During Mr. Sorrentino's employee/consultant term, the Company will pay Mr. Sorrentino a salary at the rate of $81,240 per annum.

In the event of Mr. Sorrentino's death during the term of his employment, the Company shall pay to Mr. Sorrentino's designated beneficiary or beneficiaries, a lump sum equal to the compensation that would otherwise be payable to Mr. Sorrentino had he continued in the employ of the Company until June 30, 2002. Additionally, all remaining options will become immediately exercisable by his designated beneficiary or beneficiaries pursuant to the terms of the 1997 Plan.

Troxel Employment Agreement

DMX and Lon A. Troxel are parties to an Employment Agreement dated October 1, 1991, as amended, for a term until May 31, 2002. Pursuant to the Employment Agreement, Mr. Troxel receives an annual salary of $300,000 from June 1, 1998 through December 31, 1999 and $350,000 thereafter. Pursuant to the Employment Agreement, Mr. Troxel has agreed not to acquire more than a 10% direct or indirect ownership in any cable company, other than DMX, without the prior written consent of DMX. Mr. Troxel receives basic and extended benefits commensurate with other senior management employees such as vacation pay and other fringe benefits. If Mr. Troxel becomes disabled during the term of the agreement, he will receive the same compensation he is entitled to under the Employment Agreement for a time period not exceeding six months.

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

                                     III-9

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

The Company's executive compensation is based principally on two components, base salary and equity-based incentives, each of which is intended to serve the Company's overall compensation philosophy.

Base Salaries. Base salary for executive officers is generally targeted at the median for executives with comparable qualifications, experience and responsibilities at other companies in the industry. In the aggregate, executive salaries are consistent with this philosophy. Salary levels for executive officers also reflect the Committee's judgments on appropriate salaries in light of the duties and responsibilities inherent in the executives' respective positions. The particular qualifications of an individual holding the position and his or her level of experience, as well as information concerning compensation paid by other companies in the industry, are considered in establishing salary levels. The Committee's assessment of the individual's performance and contribution to the Company's performance are the primary criteria influencing decisions regarding salary. For those executives who joined the Company during the year, the primary factor in setting salary levels was the Company's desire to provide compensation in amounts sufficient to induce these individuals to join the Company. Although the 1997 Plan permits cash bonuses and other performance-based awards, the Company pays a limited number of cash bonuses to its senior executives.

Annual salary adjustments are recommended by the Chief Executive Officer of Liberty Digital by evaluating the performance of each executive officer after considering new responsibilities and the previous year's performance of Liberty Digital and such executive officer. The Compensation Committee performs a similar review of the Chief Executive Officer's salary. Individual performance ratings take into account such factors as achievement of specific goals that are driven by Liberty Digital's strategic plan and attainment of specific individual objectives. The factors affecting base salary levels are not assigned specific weights but are subject to adjustments by the Compensation Committee. Certain terms of the employment agreements of certain named executive officers are described in "Employment Agreements and Termination of Employment and Change of Control Arrangements" above.

Equity-Based Incentives. A key component of executive officers' compensation is the grant of equity-based incentives under the 1997 Plan.

The Compensation Committee grants equity-based incentives to Liberty Digital's executives in order to align their interests with those of the stockholders, primarily stock options and tandem stock appreciation rights ("SARs"). Equity-based incentives are considered by the Compensation Committee to be an effective long-term incentive because the executives' gains are linked to increases in the value of Liberty Digital's Series A Common Stock, which in turn provides stockholder gains. Equity-based incentives also provide executive officers with the opportunity to acquire and build a meaningful ownership interest in the Company.

The Compensation Committee generally grants options and tandem SARs to new executive officers and other key employees upon their commencement of employment with Liberty Digital, and considers stock option awards throughout the year. In determining the number of options awarded to an individual executive officer, the Compensation Committee generally establishes a level of award based upon the position of the individual and his or her level of responsibility and upon recommendations made by the Company's Chief Executive Officer. The Committee's decisions concerning individual option awards are based on its judgment concerning the appropriate amount of long-term compensation that should be paid to the executive in question. The Company awarded stock options to acquire an aggregate of 1,038,500 shares of Common Stock, together with tandem SARs, to certain executive officers and other employees of the Company during 1999. The Company also has granted a limited number of restricted stock awards.

Stock options and SARs are generally granted at an exercise price equal to or near the average market price of a share of Liberty Digital's Series A Common Stock for a period preceding the date of the grant. Options granted to executive officers typically vest ratably over a period of five years following the date of grant and expire after ten years. The full benefit of the options is realized upon appreciation of the stock price in future periods, thus providing an incentive to create value for Liberty Digital's stockholders through appreciation of the stock price. Management of Liberty Digital believes that stock options and SARs have been helpful in attracting and retaining skilled executive personnel.

The stock options in tandem with stock appreciation rights and the restricted stock awards granted are more fully described in "Executive Compensation - Summary Compensation Table" of the Company and "Executive Compensation - Option/SAR Grants in Last Fiscal Year" table of the Company.

The Company made the above-described grants after a review of the exercise prices, numbers and dates of the awards of the stock options, tandem stock appreciation rights, and restricted stock already held by the Company's executives and other key employees. The Compensation Committee based its grants for 1999 in part upon the level of the executive or other key employees' responsibilities, experience and expertise and the degree to which such person is in a position to contribute to the achievement or advancement of the Company's financial and strategic objectives.

                                     III-10

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


On September 8, 1999, the Plan was adopted for Lee Masters and Bruce Ravenel. This plan is comprised of a deferred compensation component and stock appreciation rights. The deferred compensation component provides participants with the right to receive an aggregate of 9.5% of the appreciation in the Liberty Digital Series A Common Stock market price over $2.46 subject to a maximum amount of $19.125. The stock appreciation rights provide participants with the appreciation in the market price of the Liberty Digital Series A Common Stock above $19.125. Deferred compensation and stock appreciation rights with respect to 15,230,942 and 4,064,251 shares of Liberty Digital Series A Common Stock were granted to Mr. Masters and Mr. Ravenel, respectively in fiscal 1999. The deferred compensation and stock appreciation rights components vest 20% annually beginning December 15, 1999. No options were exercised, cancelled or expired during 1999. Mr. Ravenel terminated his employment on February 15, 2000. As a result, deferred compensation and stock appreciation rights with respect to 3,251,401 shares of Liberty Digital Series A Common Stock expired in accordance with their terms. This plan terminates on December 15, 2003.

CHIEF EXECUTIVE OFFICER COMPENSATION

The executive compensation policy described above is applied in setting Mr. Masters compensation. Mr. Masters generally participates in the same executive compensation plans and arrangements available to the other senior executives. Accordingly, his compensation consists of annual base salary and long-term equity-linked compensation in the form of SARs. The Compensation Committee's general approach in establishing Mr. Masters compensation is to be competitive with peer companies, but to have a large percentage of his target compensation based upon the long-term performance of Liberty Digital, as reflected in part by the market price of the Liberty Digital Series A Common Stock.

Mr. Masters compensation for the year ended December 31, 1999 included $634,615 in base salary.

Mr. Masters was also granted deferred compensation and stock appreciation rights with respect to 15,230,942 shares of Liberty Digital Series A Common Stock, as described under "Compensation Philosophy" above and in "Executive Compensation - Summary Compensation Table" of the Company and "Executive Compensation - Option/SAR Grants in Last Fiscal Year" table of the Company.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

Section 162(m) of the Internal Revenue Code (the "Code") and the U.S. Treasury regulations relating thereto restrict publicly traded companies from claiming or receiving a tax deduction on compensation paid to an executive officer in excess of $1 million, unless such compensation is performance-based. As such, many companies with executive pay levels exceeding the $1 million limit have revised or amended current compensation programs to qualify the payments thereunder for deductibility. The Compensation Committee has not conformed the 1997 Plan to such 162(m) requirements. However, the awards made to Mr. Masters and Mr. Ravenel under the Plan were structured to comply with the 162(m) requirements.

COMPENSATION COMMITTEE

Peter M. Kern
David B. Koff
J. David Wargo



                                     III-11

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF LIBERTY DIGITAL

The following table sets forth information with respect to the beneficial ownership of the Liberty Digital Series A Common Stock and Liberty Digital Series A Preferred Stock of Liberty Digital as of December 31, 1999 by: (i) each person who is known by Liberty Digital to be the beneficial owner of more than five percent of any class of the outstanding shares of the Liberty Digital Series A Common Stock and the Liberty Digital Series B Common Stock ; (ii) each director of Liberty Digital; (iii) the named executive officers; and (iv) all of Liberty Digital's directors and executive officers as a group. Liberty beneficially owns all of the issued and outstanding shares of Series B Preferred Stock. Each share of Liberty Digital Series B Preferred Stock is convertible into 171.674 shares of Liberty Digital Series B Common Stock. The table does not assume conversion of these shares. Shares issuable upon exercise of options within 60 days of December 31, 1999 are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to Liberty Digital, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table. All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons to the Company. The address of the directors and named executive officers of Liberty Digital is 12312 West Olympic Blvd., Los Angeles, CA 90064.














                                     III-12

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                                                                                 As of December 31, 1999
                                                                       -------------------------------------------
                                                                                                        Amount and
                                                                                                         Nature of
                  Name and Address of                                      Beneficial     Percent of      Voting
                   Beneficial Owner              Title of Class             Ownership      Class (1)     Power (1)
              -------------------------        -----------------       ----------------  ------------  -----------

              Liberty Media Corporation        Series A Common         11,919,974             45.0         99.3
              9197 South Peoria Street         Series B Common        171,950,167            100.0           --
              Englewood, CO  80112             Series B Preferred         150,000            100.0           --

              Shaw Communications, Inc.        Series A Common          1,400,000   (2)        5.3            *
              630 Third Avenue Suite 900       Series B Common                 --               --           --
              Calgary, Alberta
              CANADA  T2P 4L4

              Robert R. Bennett                Series A Common             60,000   (3)          *            *
                                               Series B Common                 --               --           --

              Gary S. Howard                   Series A Common             20,000   (4)          *            *
                                               Series B Common                 --               --           --

              Peter M. Kern                    Series A Common            420,000   (5)        1.6            *
                                               Series B Common                 --               --           --

              David B. Koff                    Series A Common                 --               --           --
                                               Series B Common                 --               --           --

              Lee Masters                      Series A Common                 --               --            *
                                               Series B Common                 --               --           --

              Bruce Ravenel                    Series A Common                 --               --           --
                                               Series B Common                 --               --           --

              Ralph J. Sorrentino              Series A Common             10,000   (6)          *            *
                                               Series B Common                 --               --           --

              Lon A. Troxel                    Series A Common             20,000   (4)          *            *
                                               Series B Common                 --               --           --

              J. David Wargo                   Series A Common             20,000   (4)          *            *
                                               Series B Common                 --               --           --

              Alan R. McGlade                  Series A Common                 --               --           --
                                               Series B Common                 --               --           --

              All Directors and Executive      Series A Common            550,000   (7)        2.1            *
                   Officers as a Group         Series B Common                 --               --           --
                   (11 persons)

              ---------------
              *  Less than 1%


(1) Based upon 26,507,489 shares of Liberty Digital Series A Common Stock, 171,950,167 shares of Liberty Digital Series B Common Stock and 1,617,574 shares of Liberty Digital Preferred Stock outstanding on December 31, 1999.

(2) Shaw is a public company whose non-voting securities are listed on the Toronto Stock Exchange and the Alberta Stock Exchange. Mr. Shaw, members of his family and members of Leslie E. Shaw's (Mr. Shaw's brother) family hold directly and indirectly, a majority of the voting shares of Shaw and such shares are governed by the terms of a voting trust. Mr. Shaw and members of his family do not, directly or indirectly, hold a majority of the publicly traded non-voting shares of Shaw.

(3) Assumes the exercise in full of stock options to acquire 60,000 shares of Liberty Digital Series A Common Stock which are exercisable within 60 days of December 31, 1999.

(4) Assumes the exercise in full of stock options to acquire 20,000 shares of Liberty Digital Series A Common Stock which are exercisable within 60 days of December 31, 1999.

(5) Assumes the exercise in full of stock options to acquire 420,000 shares of Liberty Digital Series A Common Stock which are exercisable within 60 days of December 31, 1999.


                                     III-13

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)



(6) Assumes the exercise in full of stock options to acquire 10,000 shares of Liberty Digital Series A Common Stock which are exercisable within 60 days of December 31, 1999.

(7) Assumes the exercise in full of stock options held by such persons to acquire 550,000 shares of Liberty Digital Series A Common Stock which are exercisable within 60 days of December 31, 1999.

SECURITY OWNERSHIP OF AT&T CORPORATION

The following table sets forth information with respect to the ownership by each director and each of the named executive officers of Liberty Digital and by all directors and executive officers of Liberty Digital as a group of shares of AT&T common stock and Class A and Class B Liberty Media Group tracking stock, the equity securities of AT&T Corp. ("AT&T"), which owns 100% of the outstanding common stock of AT&T Broadband, LLC ("AT&T Broadband"), which in turn indirectly owns 100% of the outstanding common stock of Liberty. The AT&T Liberty Media Group tracking stock is intended to reflect the separate performance of the businesses and assets attributed to the Liberty Media Group. Liberty is included in the Liberty Media Group, and the businesses and assets of Liberty and its subsidiaries constitute substantially all of the businesses and assets of the Liberty Media Group.

The AT&T charter provides that, except as otherwise required by New York law or any special voting rights of AT&T preferred stock, the holders of AT&T common stock, AT&T Liberty Media Group tracking stock and AT&T preferred stock, if any, entitled to vote with the common shareholders, vote together as one class. No separate class vote is required for the approval of any matter except as described in the next sentence. The following circumstances require the separate class approval of the AT&T Liberty Media Group tracking stock:

- any amendment to the AT&T charter that would change the total number of authorized shares or the par value of AT&T Liberty Media Group tracking stock or that would adversely change the rights of AT&T Liberty Media Group tracking stock;

- a Covered Disposition, which generally includes a sale or transfer by AT&T of its equity interest in Liberty or Liberty Media Group LLC or a grant of a pledge or other security interest in the equity interest of AT&T in Liberty or Liberty Media Group LLC; and

- any merger or similar transaction in which AT&T Liberty Media Group tracking stock is converted, reclassified or changed into or otherwise exchanged for any consideration unless specified requirements are met that are generally intended to ensure that the rights of the holders are not materially altered and the composition of the holders is not changed.

The following information is given as of December 31, 1999 and, in the case of percentage ownership information, is based on 3,196,436,757 shares of AT&T common stock, 1,156,778,730 shares of AT&T Class A Liberty Media Group tracking stock, and 108,421,114 shares of AT&T Class B Liberty Media Group tracking stock outstanding as of December 31, 1999 as reported in AT&T's Annual Report on Form 10-K. Shares of AT&T common stock, AT&T Class A and Class B Liberty Media Group tracking stock issuable upon exercise or conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such convertible securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. So far as is known to Liberty, the persons indicated below have sole voting power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.


                                     III-14

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)



                                                                                  Amount and
                                                                                  Nature of
     Name of                                                                      Beneficial        Percent of         Voting
 Beneficial Owner                              Title of Class                     Ownership         Class (1)         Power (1)
------------------            -------------------------------------------        ------------       ----------        ---------
Robert R. Bennett             AT&T Common Stock                                     272,721                  *                *
                              Series A Liberty Media Group Tracking Stock         3,133,422                  *                *
                              Series B Liberty Media Group Tracking Stock               200                  *                *

Gary S. Howard                AT&T Common Stock                                          --                 --               --
                              Series A Liberty Media Group Tracking Stock                44                  *                *
                              Series B Liberty Media Group Tracking Stock               227                  *                *

Peter M. Kern                 AT&T Common Stock                                      63,587 (2)              *                *
                              Series A Liberty Media Group Tracking Stock            50,534 (2)              *                *
                              Series B Liberty Media Group Tracking Stock                --                 --               --

David B. Koff                 AT&T Common Stock                                          --                 --               --
                              Series A Liberty Media Group Tracking Stock                --                 --               --
                              Series B Liberty Media Group Tracking Stock                --                 --               --

Lee Masters                   AT&T Common Stock                                          --                 --               --
                              Series A Liberty Media Group Tracking Stock                --                 --               --
                              Series B Liberty Media Group Tracking Stock                --                 --               --

Bruce Ravenel                 AT&T Common Stock                                          --                 --               --
                              Series A Liberty Media Group Tracking Stock                --                 --               --
                              Series B Liberty Media Group Tracking Stock                --                 --               --

Ralph J. Sorrentino           AT&T Common Stock                                          --                 --               --
                              Series A Liberty Media Group Tracking Stock                --                 --               --
                              Series B Liberty Media Group Tracking Stock                --                 --               --

Lon A. Troxel                 AT&T Common Stock                                          --                 --               --
                              Series A Liberty Media Group Tracking Stock                --                 --               --
                              Series B Liberty Media Group Tracking Stock                --                 --               --

J. David Wargo                AT&T Common Stock                                          --                 --               --
                              Series A Liberty Media Group Tracking Stock            487,167 (3)             *                *
                              Series B Liberty Media Group Tracking Stock              2,152                 *                *

Alan R. McGlade               AT&T Common Stock                                          388                 *                *
                              Series A Liberty Media Group Tracking Stock                800                 *                *
                              Series B Liberty Media Group Tracking Stock                 --                --               --

All Directors and Executive   AT&T Common Stock                                      336,308                 *                *
 Officers as a Group          Series A Liberty Media Group Tracking Stock          4,007,475                 *                *
 (11 persons)                 Series B Liberty Media Group Tracking Stock              2,579                 *                *

---------------
*  Less than 1%



(1) Based on 3,196,436,757 shares of AT&T Common Stock outstanding, 1,156,778,730 shares of Series A Liberty Media Group Tracking Stock outstanding and 108,421,114 shares of Series B Liberty Media Group Tracking Stock outstanding as of December 31, 1999 as reported in AT&T's Annual Report on Form 10-K.

(2)  Assumes 40% of options granted are vested.

(3)  Disclaims beneficial ownership of 325,750 shares of AT&T Common Stock.


                                     III-15

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Liberty beneficially owns approximately 45% of the outstanding shares of Liberty Digital Series A Common Stock, 100% of the outstanding shares of Liberty Digital Series B Common Stock, and 100% of the outstanding shares of the Liberty Digital Series B Preferred Stock, collectively representing 99.3% of the aggregate voting power related to the outstanding Voting Securities.

DMX, a wholly owned subsidiary of the company, under an agreement with National Digital Television Center, Inc. ("NDTC"), an indirect wholly owned subsidiary of Liberty's corporate parent, AT&T, has a capital lease to lease equipment at NDTC's studio and uplinking facility in Littleton, Colorado, with terms which extend to October 2001 at an interest rate of 9.5%. Payments made to NDTC during fiscal 1999 were approximately $541,000. DMX is also obligated to NDTC under various operating leases for uplinking and satellite services. Payments made during fiscal 1999 were approximately $5.0 million. Liberty Digital leases office space at NDTC LA located at 12312 West Olympic Blvd., Los Angeles, CA. Payments made during fiscal 1999 were insignificant.

DMX has entered into agreements with various platforms of Sky Entertainment Services in Latin America ("Sky-LA"), pursuant to which the Sky-LA platforms have been granted the right to carry up to 40 channels of DMX music formats in Chile, Columbia, Brazil and Mexico. The agreement with Chile and Columbia is dated November 4, 1999 and expires on December 31, 2003. The agreement with Brazil is dated July 1, 1999, and expires December 31, 2000. The agreement with Mexico has expired but exists on a month-to-month basis as DMX is in process of putting a formal agreement in place. Sky Entertainment Services is the brand name for the direct-to-home service offered by the strategic alliance formed by Organzacoes Globo, Brazil's leading entertainment group; Mexico's Grupo Televisa S.A.; The News Corporation Limited; and Liberty Media International, Inc., a subsidiary of Liberty.

Shaw Communications, Inc. ("Shaw") beneficially owns approximately 5.3% of the outstanding shares of Liberty Digital Series A Common Stock. A subsidiary of Shaw and a subsidiary of DMX, 450714 B.C. Ltd., each own a 50% interest in DMX-Canada, Ltd., a Canadian partnership, (also referred to herein as "DMX-Canada"). After Shaw recoups its initial funding, each company will share in the profits based on their respective equity interests. In March 1992, Shaw, the second largest cable operator in Canada, entered into a licensing and distribution agreement with DMX which grants to DMX-Canada Ltd. the exclusive license and right to distribute DMX's premium service in Canada, which was amended on November 1, 1994 by the Commercial License and Distribution Agreement and on April 14, 1997 by the Residential License and Distribution Agreement. Such licensing and distribution agreement, as amended, provides DMX with a monthly, per subscriber programming royalty for both residential and commercial distribution. License fees paid by DMX-Canada to DMX in fiscal 1999 were approximately $1.0 million.

DMX-Canada and DMX are parties to an agreement to distribute DMX's digital music services (the "DMX Services") to the Canadian residential cable market. The service includes a total of 40 formats and is distributed through Shaw cable systems and their affiliates. DMX received license fees of approximately $436,000 for the fiscal year ended December 31, 1999 under this agreement.

DMX-Canada also distributes the DMX Service to the commercial sector via direct broadcast satellite pursuant to a license agreement with DMX that grants DMX-Canada an exclusive license and right to distribute the DMX Service to commercial establishments in Canada. The license agreement expires March 31, 2012. DMX received total license fees of approximately $611,000 for the fiscal year ended December 31, 1998 under the agreement with DMX-Canada.

Liberty Digital and Liberty and AT&T Broadband are parties to a number of agreements more fully described below covering matters such as the provision of services and allocation of tax liabilities. Liberty also provides certain administrative, financial, legal, treasury, accounting, tax and other services to Liberty Digital and makes available certain of its employee benefit plans to Liberty Digital's employees. The terms of these arrangements were established by Liberty and AT&T Broadband in consultation with Liberty Digital and are not the result of arm's-length negotiations. Accordingly, although Liberty Digital believes that the terms of these arrangements are reasonable, there is no assurance that the terms and conditions of these agreements, or the terms of any future arrangements between Liberty and AT&T Broadband and Liberty Digital, are as favorable to Liberty Digital as could be obtained from unaffiliated third parties. In addition, Liberty Digital and AT&T Broadband and Liberty and their respective subsidiaries and affiliates may from time to time do business with one another in areas not governed by any of the following agreements.

AT&T Broadband Amended Contribution Agreement. In connection with the Company's acquisition of DMX, Liberty Digital and AT&T Broadband are parties to a Contribution Agreement dated July 11, 1997, pursuant to which certain of AT&T Broadband's affiliates assigned and contributed to Liberty Digital the right to receive the revenue from sales of the DMX Service net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to DMX for a 10-year period beginning


                                     III-16

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


July 1, 1997, and to transfer certain equipment to DMX useful in DMX's business. In consideration of such agreement, in connection with the consummation of the DMX Merger, Liberty Digital delivered to AT&T Broadband, as designee for certain AT&T Broadband affiliates, 62,500,000 shares of Liberty Digital Series B Common Stock and a note in the principal amount of $40,000,000. Pursuant to the Agreement and Plan of Merger dated as of August 12, 1997 (the "Box Merger Agreement"), the Contribution Agreement was amended, effective as of July 1, 1997 (the "Amended AT&T Broadband Contribution Agreement"), to provide, among other things, for AT&T Broadband to deliver, or cause certain of its subsidiaries to deliver, in lieu of AT&T Broadband's obligation to cause its affiliates to make contributions to Liberty Digital under the Amended AT&T Broadband Contribution Agreement, to Liberty Digital payments aggregating $18 million, increased annually by the percentage increase, if any, in the CPI for the prior year, for a term of 20 years. Payments made by AT&T Broadband under the Contribution Agreement were approximately $19.6 million in fiscal 1999.

Liberty Contribution Agreement. On September 9, 1999, pursuant to an agreement (the "Contribution Agreement"), Liberty contributed to the Company all of the outstanding stock of its wholly owned subsidiaries that were formed solely to hold some of Liberty's investments in interactive programming and content related assets (the "Contributed Subsidiaries"). In addition, Liberty assigned to the Company certain of its rights under an access agreement ("Access Agreement") between Liberty and AT&T entered into in connection with the AT&T merger regarding the provision of certain interactive video services over the cable television systems of AT&T and its controlled affiliates (the "AT&T Systems"). The Access Agreement establishes a framework to negotiate definitive agreements for digital channel capacity on the AT&T Systems equal to one six-megahertz channel (which, under current digital compression technology, will enable carriage of between 12 and 15 video channels) to be used for interactive, category specific channels providing entertainment, information and merchandise programming, subject to certain conditions ("Interactive Video Services"). In connection with the Contribution Agreement, the Board of Directors of Liberty adopted a policy that the Company will be the primary (but not exclusive) vehicle for the pursuit of corporate opportunities relating to interactive programming and content related services in the United States and Canada, subject to certain limitations. Liberty also contributed to the Company a combination of cash and notes payable to Liberty or one or more of its affiliates (which notes were assigned to Liberty prior to the closing of the transactions under the Contribution Agreement) by the Contributed Subsidiaries and the Company equal to $150.0 million. Cash contributed retroactive to March 1, 1999 was $121.3 million, net of notes payable assumed by Liberty. In addition, the Company adopted a Deferred Compensation and Stock Appreciation Rights Plan and entered into Deferred Compensation and Stock Appreciation Rights Agreements with Lee Masters, a director, President and Chief Executive Officer of the Company and Bruce W. Ravenel, then a director and Executive Vice President of the Company. The Deferred Compensation and Stock Appreciation Rights Plan is comprised of a deferred compensation component and stock appreciation rights. The deferred compensation component provides Messrs. Masters and Ravenel with the right to receive the appreciation in the Series A Common Stock (as reflected by its market price) over $2.46 per share up to $19.125; and the stock appreciation rights provide them with the appreciation in the market price of the Series A Common Stock above $19.125. In consideration of the foregoing, the Company issued to Liberty (1) 109,450,167 shares of Series B Common Stock and (2) 150,000 shares of Series B Preferred Stock having an initial liquidation aggregate preference of $150.0 million.

Affiliation Agreement. In connection with the Company's acquisition of DMX, effective as of July 1, 1997, DMX and Satellite Services, Inc. ("SSI"), a subsidiary of AT&T Broadband, entered into an Affiliation Agreement (the "Affiliation Agreement") pursuant to which DMX granted to SSI and certain of its affiliates the non-exclusive right to distribute and subdistribute the DMX Service to commercial and residential cable customers for a 10 year period in exchange for licensing fees paid by SSI to DMX.

Under the Affiliation Agreement, SSI will pay an annual fee to DMX of $8.5 million for the initial three years, subject to adjustment annually (beginning July 1, 1998) by the percentage change in the CPI for the prior year and for changes in the number of subscribers as a result of divestiture or acquisition of cable systems. During the fourth through tenth years of the term of the Affiliation Agreement, the annual fee will be further adjusted on a monthly basis upward or downward, as the case may be, based on an increasing percentage of the increase or decrease in the actual number of subscribers above or below a specified number of residential and commercial subscribers, provided that such fees cannot be reduced below a specified minimum license fee, which minimum fee is decreased each year in years four through ten. During the fiscal year ended December 31, 1999, Liberty Digital recognized $8.5 million pursuant to the Affiliation Agreement. In addition, the Company received subscriber revenue from AT&T of $2.6 million in connection with the distribution of the DMX Service through AT&T Broadband.

The Affiliation Agreement between DMX and SSI dated July 6, 1989 (the "Old Affiliation Agreement"), provides for distribution by SSI-affiliated cable systems of the DMX Service and the Superaudio service (a basic analog music service provided through a joint venture between DMX and an affiliate of Jones Intercable, Inc.). Although the Affiliation Agreement supersedes the Old Affiliation Agreement with respect to the DMX Service, the Old Affiliation Agreement remains in effect through May 7, 2000, with respect to the Superaudio service. The Affiliation Agreement is still in effect, but the transponder service was terminated January 31, 2000.

                                     III-17

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Tax Sharing Agreement. The Company was included in the consolidated federal income tax return of TCI up to February 28, 1999. Starting March 1, 1999, the Company is included in the consolidated tax return of AT&T and is party to a Tax Liability Allocation and Indemnification Agreement with its parent, Liberty, dated September 9, 1999, (the "Tax Sharing Agreement"). The income tax provision for the Company is calculated based on a hypothetical tax liability determined as if the Company filed a separate tax return. Under the Tax Sharing Agreement, the Company will record a current intercompany tax benefit from Liberty in periods when it generates taxable losses and such losses are utilized by Liberty to reduce its income tax liability. In periods when the Company generates taxable income, the Company will record current intercompany tax expense. To the extent that the cumulative intercompany tax expense is greater than the cumulative benefit, the Company will settle such excess liability in cash to Liberty. Further, the Company has agreed to pay Liberty for any income tax benefits realized with respect to the Plan. At December 31, 1999, the Company has recorded $210.3 million of deferred tax benefits related to this plan as a separate component of stockholders' equity.

Services Agreement. Pursuant to a Services Agreement between Liberty (as successor to AT&T Broadband) and Liberty Digital (the "Services Agreement"), Liberty provides services to Liberty Digital for administration and operation of the businesses of Liberty Digital and its subsidiaries as requested by Liberty Digital from time to time. These services can include: (i) tax reporting, financial reporting, payroll, employee benefit administration, workers' compensation administration, telephone, package delivery, management information systems, billing, lock box, remittance processing and risk management services, (ii) other services typically performed by Liberty's accounting, finance, treasury, corporate, legal, tax, benefits, insurance, facilities, purchasing, and advanced information technology department personnel, (iii) use of telecommunications and data facilities and of systems and software developed, acquired or licensed by Liberty from time to time for financial forecasting, budgeting and similar purposes, including without limitation any such software for use on personal computers, in any case to the extent available under copyright law or any applicable third-party contract,
(iv) technology support and consulting services and (v) such other management, supervisory, strategic planning and other services as Liberty Digital may from time to time request. Pursuant to the Services Agreement, Liberty also provides Liberty Digital access to any volume discounts that may be available to Liberty for the purchase of certain equipment. The Services Agreement also provides that Liberty, for so long as Liberty continues to beneficially own at least a majority of the voting power of the outstanding shares of the Voting Securities, will continue to provide, in the same manner and on the same basis as generally provided from time to time to other participating Liberty subsidiaries, benefits and administrative services to Liberty Digital's employees. In this regard, Liberty Digital will be allocated that portion of Liberty's compensation expense attributable to benefits extended to employees of Liberty Digital. Pursuant to the Services Agreement, Liberty Digital from time to time will reimburse Liberty for all direct expenses incurred by Liberty in providing such services and a pro rata share of all indirect expenses incurred by Liberty in connection with the rendering of such services, including a pro rata share of the salary and other compensation of Liberty employees performing services for Liberty Digital, general overhead expenses and rental expense for any physical facilities of Liberty utilized by Liberty Digital. In this regard, it is anticipated that Liberty Digital will, for the foreseeable future, share office space with, or sublease office space from, Liberty. The Services Agreement will continue in effect until terminated by (i) Liberty Digital upon 60 days' prior written notice to Liberty, (ii) Liberty at any time after three years upon not less than six months prior notice to Liberty Digital, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events.


                                     III-18

                 LIBERTY DIGITAL, INC. AND SUBSIDIARIES
               (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Liberty Digital, Inc. has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY DIGITAL, INC.
(Registrant)

By:       /s/ Lee Masters                       Date:    May 1, 2000
    ---------------------------------
Lee Masters
President and Chief Executive Officer