Form 10-Q
period 2000-03-31
LIBERTY DIGITAL INC
filed 2000-05-15
CIK 1040449

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------

Commission File No. 0-22815

                              LIBERTY DIGITAL, INC.
        ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           State of Delaware                             84-1380293
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

       12312 West Olympic Blvd.
           Los Angeles, CA                                 90064
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

                                 (310) 979-5000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

     The number of shares outstanding of the Registrant's Series A Common Stock and Series B Common Stock as of April 28, 2000 were 29,743,568 and 171,950,167, respectively.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)

                                                                  March 31,        December 31,
                                                                    2000              1999
                                                                ------------      ------------
                           Assets

Current assets:
  Cash and cash equivalents                                     $      1,638             2,176
  Trade receivables:
   Unaffiliated                                                        8,357             8,162
   Related party (note 8)                                              2,891             2,839
   Allowance for doubtful accounts                                    (1,528)           (1,342)
                                                                ------------      ------------
                                                                       9,720             9,659
                                                                ------------      ------------

  Prepaid expenses and other current assets                            3,679             3,411
  Equipment inventory                                                  5,021             5,080
                                                                ------------      ------------

  Total current assets                                                20,058            20,326

Investment in affiliates, accounted for under the
  equity method (note 5)                                              32,186            34,345

Investment in available for sale securities (note 7):
  Investment in ACTV, Inc.                                           397,602           516,088
  Investment in Open TV                                              258,498           175,243
  Investment in Priceline.com, Inc.                                  250,000           148,047
  Other available-for-sale investments                               146,169            90,670

Other investments:
  Investment in MTVN Partnership                                     136,350           135,975
  Other                                                              127,153            81,482

Property and equipment, at cost:
  Furniture and equipment                                             18,423            17,246
  Leasehold improvements                                               1,311             1,087
  Studio and other support equipment                                   5,245             4,158
                                                                ------------      ------------
                                                                      24,979            22,491
Less:  accumulated depreciation                                       (5,660)           (4,072)
                                                                ------------      ------------
                                                                      19,319            18,419

Intangible assets, net of accumulated amortization (note 6)          500,371           512,502


Other assets                                                             786               765
                                                                ------------      ------------

          Total assets                                          $  1,888,492         1,733,862
                                                                ============      ============

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                             (amounts in thousands)

                                                                      March 31,        December 31,
                                                                         2000              1999
                                                                     ------------      ------------
            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                              $     12,591            10,455
  Accrued loss on disposal - DMX-Europe N.V                                 1,116             1,116
  Current portion of debt                                                   4,815             5,327
  Note payable - related party (note 8)                                    87,914            23,347
  Accrued stock compensation, current (note 9)                            319,119           537,364
                                                                     ------------      ------------

          Total current liabilities                                       425,555           577,609

Debt                                                                       98,015            97,813
Negative investment in DMX-Europe N.V                                       1,358             1,358
Accrued stock compensation, long term (note 9)                            144,753           101,846
Deferred income tax liability (note 8)                                    415,144           375,818
Other liabilities                                                          16,917            16,854
                                                                     ------------      ------------
          Total liabilities                                             1,101,742         1,171,298
                                                                     ------------      ------------

Series B redeemable convertible preferred stock, $.01 par value, authorized 5,000,000 shares; 150,000 shares issued and
      outstanding in 2000, liquidation preference and redemption value of $155,926 in 2000 and $153,308
      in 1999                                                             155,926           153,308

Stockholders' equity:

Common stock, $.01 par value:
   Series A;
      Authorized 1,000,000,000 shares; issued and
      outstanding 28,027,921 shares in 2000 and 26,507,489
      shares in 1999                                                          280               265
   Series B;
      Authorized 755,000,000 shares; issued and outstanding
      171,950,167 shares in 2000 and 1999                                   1,720             1,720
Paid-in capital                                                           694,181           617,013
Accumulated deficit                                                      (399,219)         (463,010)
Executive stock compensation adjustment by parent, net of
     taxes (note 9)                                                            --            (4,615)
Deferred tax asset to be utilized by parent
     (note 8)                                                            (177,627)         (210,277)
Accumulated other comprehensive earnings, net of taxes (note 7)           511,489           468,160
                                                                     ------------      ------------
          Total stockholders' equity                                      630,824           409,256
                                                                     ------------      ------------
Commitments and contingencies (note 10)

          Total liabilities and stockholders' equity                 $  1,888,492         1,733,862
                                                                     ============      ============

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                  (amounts in thousands, except per share data)

                                                                  Liberty Digital                TCI Music
                                                         --------------------------------      -------------
                                                         Three months         One month          Two months
                                                            ended              ended               ended
                                                           March 31,          March 31,         February 28,
                                                         -------------      -------------      -------------
                                                             2000               1999               1999
                                                         -------------      -------------      -------------
                                                                                           |
Revenue:                                                                                   |
   Unaffiliated                                          $       8,871              2,629  |           5,364
   Related party (note 8)                                        7,706              2,549  |           5,183
                                                         -------------      -------------  |   -------------
                                                                16,577              5,178  |          10,547
Operating expenses:                                                                        |
   Operating                                                     3,773              1,056  |           2,191
   Selling, general and administrative                          12,726              2,666  |           4,580
   Stock compensation (note 9)                                (131,971)              (283) |              85
   Depreciation and amortization (note 6)                       13,580              3,418  |           2,502
                                                         -------------      -------------  |   -------------
                                                              (101,892)             6,857  |           9,358
                                                                                           |
     Net operating income (loss)                               118,469             (1,679) |           1,189
                                                                                           |
Other expense:                                                                             |
   Interest expense, net:                                                                  |
     Unaffiliated                                               (2,245)              (506) |          (1,036)
     Related party (note 8)                                     (1,126)               (21) |              --
                                                         -------------      -------------  |   -------------
                                                                (3,371)              (527) |          (1,036)
                                                                                           |
   Share of losses of affiliates, net (note 5)                  (7,204)              (187) |              (6)
   Dividend income                                                 601                 --  |              --
   Other, net                                                       14                (13) |              (2)
                                                         -------------      -------------  |   -------------
     Income (loss) from continuing operations before                                       |
         income taxes                                          108,509             (2,406) |             145
Income tax expense                                             (44,718)              (354) |          (1,049)
                                                         -------------      -------------  |   -------------
                                                                                           |
     Income (loss) from continuing operations            $      63,791             (2,760) |            (904)
                                                         -------------      -------------  |   -------------
                                                                                           |
Discontinued operations:                                                                   |
     Loss from operations, net of income taxes                      --               (800) |          (3,440)
                                                         -------------      -------------  |   -------------
                                                                                           |
Net income (loss)                                        $      63,791             (3,560) |          (4,344)
                                                         -------------      -------------  |   -------------
                                                                                           |
Other comprehensive earnings, net of taxes:                                                |
                                                                                           |
   Foreign currency translation                                     --                (31) |             (49)
   Unrealized holding gains arising during the                                             |
     period, net of tax (note 7)                                43,329                 --  |              --
                                                         -------------      -------------  |   -------------
Other comprehensive earnings (loss)                             43,329                (31) |             (49)
                                                         -------------      -------------  |   -------------
                                                                                           |
Comprehensive earnings (loss)                            $     107,120             (3,591) |          (4,393)
                                                         =============      =============  |   =============

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS, CONTINUED

                  (amounts in thousands, except per share data)

                                                                  Liberty Digital                TCI Music
                                                       ------------------------------------   --------------
                                                          Three months         One month         Two months
                                                              ended             ended            ended
                                                            March 31,          March 31,        February 28,
                                                       -----------------  -----------------   --------------
                                                              2000               1999                1999
                                                       -----------------  -----------------   --------------
                                                                                            |
Basic earnings (loss) per share (note 3)                                                    |
   Income (loss) from continuing operations            $           0.47             (0.02)  |            (0.02)
                                                       ----------------   ---------------   | ----------------
   Discontinued operations                             $           0.00              0.00   |            (0.04)
                                                       ----------------   ---------------   | ----------------
   Net income (loss) per share                         $           0.47             (0.02)  |            (0.06)
                                                       ================   ===============   | ================
                                                                                            |
Weighted average common shares and equivalent shares            199,169           162,582   |           81,377
                                                       ================   ===============   | ================
                                                                                            |
                                                                                            |
Diluted earnings (loss) per share (note 3)                                                  |
   Income (loss) from continuing operations            $           0.41             (0.02)  |            (0.02)
                                                       ----------------   ---------------   | ----------------
   Discontinued operations                             $           0.00              0.00   |            (0.04)
                                                       ----------------   ---------------   | ----------------
   Net income (loss) per share                         $           0.41             (0.02)  |            (0.06)
                                                       ================   ===============   | ================
                                                                                            |
Weighted average common shares and equivalent shares            233,526           162,582   |           81,377
                                                       ================   ===============   | ================

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (amounts in thousands)

                                                                                 Deferred
                                                                                    tax                     Accumulated
                                                                                   assets      Executive       other
                                     Common stock                                   to be        stock      comprehensive
                                ----------------------    Paid in    Accumulated utilized by  compensation,   earnings,
                                 Series A    Series B     capital      deficit     parent     net of taxes  net of taxes   Total
                                ----------  ----------  ----------   ----------   ----------   ----------   ------------ ----------
Balance at January 1, 2000      $      265       1,720     617,013     (463,010)    (210,277)      (4,615)      468,160     409,256

Accretion of redeemable
 convertible preferred stock
 dividends                              --          --      (2,618)          --           --           --            --      (2,618)

Shares issued for acquisitions           8          --      40,514           --           --           --            --      40,522

Shares issued for exercise of
  stock appreciation rights
  (note 9)                               7          --      43,887           --           --           --            --      43,894

Settlement of stock
  appreciation awards by
  parent (notes 8 and 9)                --          --      (4,615)          --           --        4,615            --          --

Deferred tax on executive
  stock appreciation rights
  (notes 8 and 9)                       --          --          --           --       32,650           --            --      32,650

Unrealized gain on
  available for sale
  securities (note 7)                   --          --          --           --           --           --        43,329      43,329

Net income                              --          --          --       63,791           --           --            --      63,791
                                ----------  ----------  ----------   ----------   ----------   ----------    ----------  ----------

Balance at March 31, 2000       $      280       1,720     694,181     (399,219)    (177,627)          --       511,489     630,824
                                ==========  ==========  ==========   ==========   ==========   ==========    ==========  ==========

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)


                                                                         Liberty Digital            TCI Music
                                                                     ---------------------------   ------------
                                                                     Three months   One month       Two months
                                                                        ended         ended            ended
                                                                       March 31,     March 31,     February 28,
                                                                     ------------   ------------   ------------
                                                                         2000           1999           1999
                                                                     ------------   ------------   ------------
                                                                                                 |
Cash flows from operating activities:                                                            |
 Net income (loss)                                                   $     63,791         (3,560)|       (4,344)
 Add: Loss from discontinued operations,  net of taxes                         --            800 |        3,440
                                                                     ------------   ------------ | ------------
 Loss from continuing operations                                           63,791         (2,760)|         (904)
                                                                                                 |
  Adjustments to reconcile net loss to net                                                       |
    cash provided by (used in) operating                                                         |
    activities:                                                                                  |
     Depreciation and amortization                                         13,580          3,418 |        2,502
     Share of losses of affiliates                                          7,204            187 |            6
     Marketable securities received as dividends                             (672)            -- |           --
     Stock compensation                                                  (131,971)          (283)|           85
     Provision for doubtful accounts                                          186             54 |          153
     Deferred income tax expense                                           44,718            354 |        1,049
     Interest expense payable to parent                                     1,111              6 |           --
                                                                                                 |
  Changes in operating assets and liabilities, net of the effect of                              |
    acquisitions and discontinued operations:                                                    |
     Receivables                                                             (247)           (27)|         (510)
     Prepaid and other current assets                                        (209)          (118)|        1,190
     Accounts payable, accrued expenses and others                          2,547            384 |       (1,872)
                                                                     ------------   ------------ | ------------
Net cash provided by continuing operating activities                           38          1,215 |        1,699
Net cash used in discontinued operating activities                             --         (2,424)|       (2,739)
                                                                     ------------   ------------ | ------------
Net cash provided by (used in) operating activities                            38         (1,209)|       (1,040)
                                                                     ------------   ------------ | ------------

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                             (amounts in thousands)


                                                              Liberty Digital             TCI Music
                                                        -----------------------------   -------------
                                                        Three months     One month       Two months
                                                           ended           ended            ended
                                                          March 31,       March 31,      February 28,
                                                        -------------   -------------   -------------
                                                            2000            1999            1999
                                                        -------------   -------------   -------------
                                                                                      |
Cash flows from investing activities:                                                 |
 Investments in and advances to affiliates and others,                                |
    net of distributions                                      (60,952)        (19,498)|            --
 Cash paid for acquisitions                                      (101)           (919)|          (155)
 Capital expended for property and equipment                   (2,489)         (1,047)|        (2,053)
 Other investing activities                                       (67)            (78)|           (92)
                                                        -------------   ------------- | -------------
Net cash used in investing activities                         (63,609)        (21,542)|        (2,300)
                                                        -------------   ------------- | -------------
                                                                                      |
Cash flows from financing activities:                                                 |
 Proceeds from exercise of stock options                          528              -- |            --
 Borrowing from related party                                  63,200           1,650 |            --
 Repayment of related party debt                                 (148)            (43)|           (85)
 Borrowings of debt                                                --              -- |         4,500
 Repayment of debt                                               (547)           (297)|          (157)
                                                        -------------   ------------- | -------------
Net cash provided by financing activities                      63,033           1,310 |         4,258
                                                        -------------   ------------- | -------------
                                                                                      |
Net (decrease) increase in cash and cash equivalents             (538)        (21,441)|           918
                                                                                      |
Cash and cash equivalents, beginning of period                  2,176         127,731 |         5,467
                                                        -------------   ------------- | -------------
                                                                                      |
Cash and cash equivalents, end of period                $       1,638         106,290 |         6,385
                                                        =============   ============= | =============

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

(1)      Basis of Presentation

The accompanying interim consolidated balance sheet at March 31, 2000 and consolidated statements of operations and comprehensive earnings, stockholders' equity (deficit) and cash flows for the periods presented are unaudited. The results of operations for the two months ended February 28, 1999 reflect the operations of the Company before AT&T acquired TCI (AT&T Merger) and before the "Contribution Agreement" between Liberty Media Corporation (Liberty) and the Company retroactive to March 1, 1999.

As a result of the AT&T Merger, Liberty applied "push down" accounting and transferred to the Company the fair value adjustments relating to the assets of the Company at March 9, 1999, as recorded by Liberty upon completion of the AT&T Merger. Pursuant to the Contribution Agreement with Liberty, the Company recorded related party transactions at predecessor costs in a manner similar to pooling of interests. Accordingly, for financial statement purposes, the fair value adjustments and the transactions under the Contribution Agreement were reflected retroactive to March 1, 1999.

Certain reclassifications of prior period amounts have been made to conform to the current period's reporting format.

(2)      Accounting Standards

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all periods beginning after June 15, 2000 (as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures on net investments in foreign operations. As of March 31, 2000, the Company has not entered into any derivative contracts nor does it hold any derivative financial instruments. Therefore, SFAS 133 would not have had a material impact on the Company's consolidated results of operations, financial position, or cash flows.

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

(3)      Earnings (Loss) Per Common and Potential Common Share

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

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets forth the computation of basic and diluted net income
(loss) attributable to common shareholders and weighted average outstanding common shares used in the computation of basic loss per share and diluted earnings per share in the accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                                              Liberty Digital            TCI Music
                                                       -----------------------------   -------------
                                                          Three             One            Two
                                                          months           month          months
                                                          ended            ended          ended
                                                         March 31,        March 31,     February 28,
                                                           2000             1999           1999
                                                       -------------   -------------   -------------
                                                                                     |
Net income (loss)                                             63,791          (3,560)|        (4,344)
                                                                                     |
Deferred tax assets to be utilized by parent                  32,650              -- |            --
Accretion of redeemable preferred stock                       (2,618)           (126)|          (252)
                                                       -------------   ------------- | -------------
Net income (loss) attributable to common shareholders         93,823          (3,686)|        (4,596)
Accretion of redeemable preferred stock                        2,618              -- |            --
                                                       -------------   ------------- | -------------
Net income (loss) attributable to common                                             |
     shareholders - dilutive                                  96,441          (3,686)|        (4,596)
                                                       =============   ============= | =============
                                                                                     |
Weighted average shares outstanding - basic                  199,169         162,582 |        81,377
Series B Preferred Stock                                      25,751              -- |            --
Stock appreciation rights                                      8,606              -- |            --
                                                       -------------   ------------- | -------------
Weighted average shares outstanding - dilutive               233,526         162,582 |        81,377
                                                       =============   ============= | =============

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash paid for interest during the periods presented was as follows (amounts in thousands):

   Liberty Digital      Three months ended March 31, 2000         $       2,342
                        One month ended March 31,1999                        58
   -----------------    ------------------------------------      -------------
   TCI Music            Two months ended February 28, 1999                1,184

Cash paid for taxes for the periods presented are not material.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Significant noncash investing and financing activities are reflected in the following table (amounts in thousands):

                                                               Liberty Digital            TCI Music
                                                        -----------------------------   -------------
                                                        Three months      One month       Two months
                                                            ended           ended           ended
                                                          March 31,       March 31,      February 28,
                                                            2000             1999            1999
                                                        -------------   -------------   -------------
                                                                                      |
Investments                                                    40,000              -- |            --
Fair value of other businesses acquired                           879           1,769 |           221
Other liabilities assumed                                         (19)             -- |           (66)
Debt issued                                                      (237)           (850)|            --
Common stock issued in agreements                             (40,522)             -- |            --
                                                        -------------   ------------- | -------------
Cash paid for investments and acquisitions                        101             919 |           155
                                                        =============   ============= | =============
                                                                                      |
Accretion of redeemable convertible preferred stock             2,618             126 |           252
                                                        =============   ============= | =============
                                                                                      |
Conversion of Series A Preferred Stock to common stock             --              21 |            --
                                                        =============   ============= | =============

(5)      Investments in affiliates accounted for under the Equity Method

At March 31, 2000, the Company's investments in affiliates consist principally of a 23.6% equity interest in Online Retail Partners, Inc., an 18.6% equity interest in pogo.com and a 50% equity interest in Galactic / Tempo Sound, with carrying values of $24.8 million, $6.8 million and $524,000, respectively. The investment in pogo.com was recorded under the equity method as the Company has 20% voting and believes it has the ability to influence pogo.com's management decisions.

(6)      Intangible Assets

The following is a summary of the intangible assets as of the following periods (amounts in thousands):

                                                                          March 31,     December 31,
                                                                            2000            1999
                                                                        -------------   -------------
                   Access agreement                                     $     250,000         250,000
                   Goodwill AT&T Merger                                       199,179         199,179
                   Excess of acquisition cost over net assets acquired         97,553          97,829
                   Other                                                        1,913           1,822
                                                                        -------------   -------------
                                                                              548,645         548,830
                   Accumulated amortization                                   (48,274)        (36,328)
                                                                        -------------   -------------
                                                                              500,371         512,502
                                                                        =============   =============

(7)      Available-for-Sale Securities

At December 31, 1999, available-for-sale securities consist of common stock and common stock equivalent investments, carried at fair value based on quoted market prices. For the three months ended March 31, 2000, the unrealized holding gain of $43.3 million, net of deferred income taxes of $28.3 million, was included in "accumulated other comprehensive earnings, net of taxes" within stockholders' equity.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)      Related Party Transactions

Pursuant to the AT&T Amended Contribution Agreement between the AT&T Broadband, LLC ("AT&T Broadband") and the Company effective since July 1, 1997, AT&T Broadband is required to deliver, or cause certain of its subsidiaries to deliver to the Company the AT&T Broadband Annual Payments, aggregating $18 million, adjusted annually through 2017. The agreement also requires the Company to pay AT&T Broadband charges for certain services rendered in connection with the AT&T Broadband Annual Payments. Such charges are included in operating expenses in the accompanying consolidated statements of operations and comprehensive earnings.

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

The following table summarizes the related party transactions as described above for the periods reflected in the accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                                          Liberty Digital              TCI Music
                                                     -----------------------------   -------------
                                                     Three months     One month       Two months
                                                        ended           ended            ended
                                                       March 31,       March 31,      February 28,
                                                         2000            1999            1999
                                                     -------------   -------------   -------------
                                                                                   |
        Revenue from AT&T Broadband Annual Payments  $       4,836           1,639 |         3,296
        Operating charges paid to AT&T Broadband     $        (336)           (139)|          (296)
        Revenue from SSI                             $       2,125             708 |         1,417
        Revenue from AT&T Broadband                  $         745             202 |           470

On October 21, 1999, the Company signed a promissory note in favor of a subsidiary of Liberty amounting to $100 million, with a maturity date of December 31, 2000 and an interest rate that is the greater of the prime rate plus 1% or federal funds rate plus 2.25%. Interest is payable quarterly and compounded semi-annually. In addition, a commitment fee of 0.5% is charged on the unused portion of the promissory note. At March 31, 2000, the balance of this note of $86,547,000 and accrued interest of $1,367,000 are reflected as "note payable - related party" in the accompanying consolidated balance sheet.

The Company had an outstanding debt obligation of $142,000 to National Digital Television Center, Inc. ("NDTC"), a subsidiary of AT&T, at December 31, 1999. Such obligation was fully paid as of March 31, 2000.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company leases certain office space, uplinking and satellite services from NDTC. Total expenses under such lease agreements are reflected in the accompanying consolidated statements of operations and comprehensive earnings as follows (amounts in thousands):

                                                   Liberty Digital           TCI Music
                                             ----------------------------  -------------
                                             Three months     One month     Two months
                                                ended           ended          ended
                                               March 31,       March 31,    February 28,
                                                  2000           1999           1999
                                             -------------  -------------  -------------
                                                                          |
          Operating expenses                 $         720            387 |          773
          Loss from discontinued operations  $          --             83 |          281

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

Further, the Company has agreed to pay Liberty for any income tax benefits realized with respect to the Deferred Compensation and Stock Appreciation Rights Plan. At December 31, 1999, the Company has recorded $177.6 million of deferred tax benefits related to this plan as a separate component of stockholders' equity.

(9)      Deferred Compensation and Stock Option Plan

Certain officers and key employees of the Company are party to stock-based compensation arrangements, as described below:

Participants under the Company's 1997 Stock Incentive Plan hold options with tandem stock appreciation rights ("1997 Options"), which base compensation on the performance of the Company's stock.

A key employee is the sole participant in the Deferred Compensation and Stock Appreciation Rights Plan ("1999 SARs"), approved on September 9, 1999, which bases compensation on the market value of the Company's stock using a combination of deferred compensation and stock appreciation rights ("SARs"). A former key executive held vested SARs, which were exercised prior to his resignation, on February 15, 2000. The unvested deferred compensation rights and SARs were expired in accordance with their terms. The vested portion of the deferred compensation is payable June 15, 2000.

Stock compensation expense has been recorded in the accompanying financial statements pursuant to APB Opinion No. 25. These estimates are subject to future adjustments based upon vesting and the market value of the Company's Series A Common Stock and, ultimately, on the final determination of market value when the rights are exercised. The consolidated statements of operations and comprehensive earnings for the three months ended March 31, 2000 reflects a credit of $136.1 million due to the revaluation of earned 1997 Options and 1999 SARs liability from the closing price of $74.25 at December 31, 1999, to the closing price of $38.50 at March 31, 2000. Such adjustment was reflected as income. Additionally, 1997 Options and 1999 SARs earned during the quarter are $4.1 million and reflected as expense was valued at the closing price at March 31, 2000. The combined 1997

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Options and 1999 SARs liability is $463.9 million of which $144.8 million is reflected as long term in the consolidated balance sheet at March 31, 2000.

(10)     Commitments and Contingencies

The Company has guaranteed certain obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation GmbH ("Selco"), and a related side letter agreement (the "Selco Agreement"). On March 20, 2000, the Company received an offer from Selco to settle the matter for $1.6 million. The Company responded on March 24, 2000, with a settlement offer of $650,000. On April 20, 2000 the Company received an offer from Selco to settle the matter for $1.0 million. The Company continues to attempt to reach a settlement. However, no assurance can be given that Selco will not continue to pursue its claims and, if Selco elects to initiate formal legal proceedings, whether the Company will be held liable for an amount in excess of the amount accrued.

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

On or about July 7, 1993, ASCAP initiated an action against the Company and others in the United States District Court for the Southern District of New York. The action is being brought by ASCAP for a determination of a reasonable license fee for the right to use music in the ASCAP repertory. The Company entered into a stipulation with ASCAP wherein the Company will not actively participate in the proceedings, but will be bound by the District Court's findings.

On or about December 8, 1998, BMI initiated an action against the Company and others in the United States District Court for the Southern District of New York. The action is being brought by BMI for a determination of a reasonable license fee for the right to use music in the BMI repertory. The parties are currently in the discovery process and a preliminary issue in the case which was ruled on by the judge, has been appealed by other music service providers.

On August 25, 1999, Ground Zero Entertainment Company ("Ground Zero") commenced an action against the Company in the Supreme Court of the State of New York, for breach of contract, fraudulent concealment and fraudulent misrepresentation among other things, and seeking to rescind a February 1999 transaction between Ground Zero and the Company pursuant to which the Company transferred certain assets of Paradigm Associated Labels ("PAL") to Ground Zero. On February 23, 2000, the Company filed counterclaims against Ground Zero to seek compensation for the costs and expenses it has incurred as a result of Ground Zero's action and named David Wolin, a former employee of PAL, as a third party defendant in the action. On April 7, 2000, the court dismissed all allegations of fraudulent concealment. The Company answered plaintiff's remaining claims on April 27, 2000 by denying the allegations. On May 1, 2000, the Company moved for clarification and reargument of the court's April 7, 2000 decision on plaintiff's fraud claim. The Company believes that the claims are without merit and intends to defend such action vigorously.

In December 1999, David Wolin, a former employee of PAL and current employee of Ground Zero, commenced an action against the Company in the Supreme Court of the State of New York. The complaint asserts, among other things, that the Company breached obligations to Wolin under an employment agreement. On or about February 23, 2000, the Company named Ground Zero as a third party defendant in the action and the Company moved to consolidate the Wolin and Ground Zero actions for all purposes which was approved and ordered by the court on April 7, 2000. The Company believes the claim is without merit and intends to defend such action vigorously.

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

(11)     Information about the Company's Segments

The Company has two reportable business segments: "Audio", which represents the operations of DMX, a company engaged in programming, distributing and marketing a digital and audio music service delivered to homes and businesses via cable or satellite; and "Interactive Media", a segment engaged in the development of interactive television and investments in businesses that take advantage of the opportunities of interactive programming content and interactive television.

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

                                                               Liberty Digital                            TCI Music
                                        -------------------------------------------------------------   -------------
                                                  Three months                   One month               Two months
                                                    ended                          ended                    ended
                                                   March 31,                      March 31,              February 28,
                                                    2000                           1999                     1999
                                        -----------------------------   -----------------------------   -------------
                                                         Interactive                     Interactive
                                            Audio           Media           Audio           Media           Audio
                                        -------------   -------------   -------------   -------------   -------------
                                                                                                      |
Revenue                                 $      16,577              --           5,178              -- |        10,547
                                                                                                      |
Income (loss) from continuing                                                                         |
     operations, excluding stock-based                                                                |
     compensation                       $     (12,563)        (10,899)           (913)         (1,776)|           230
                                                                                                      |
Income (loss) from continuing                                                                         |
     operations before income taxes     $       9,853          98,656            (966)         (1,440)|           145
                                                                                                      |
Capital expended for property and                                                                     |
     equipment and investments          $       2,653          60,956           2,044          19,498 |         2,300

                                                 March 31,       December 31,
                                                   2000             1999
                                              --------------    -------------
                           Segment Assets

                           Audio              $      256,842          321,115
                           Interactive Media       1,631,650        1,412,747
                                              --------------    -------------
                                              $    1,888,492        1,733,862
                                              ==============    =============

The operations of the Interactive Media segment for 1999 started retroactive on March 1, 1999.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)     Subsequent Events

During the months of April and May 2000, the Company recorded an acquisition of a business and made investments as follows:

The Company, acquired RCI Systems, Inc. for $7.5 million paid in the form of $3.5 million in cash and 137,861 shares of the Company's Series A Common Stock.

An investment of $10.0 million for 1,323,977 preferred shares of Kozmo.com, Inc. in exchange for 185,536 shares of the Company's Series A Common Stock.

An investment of $45.0 million for 2,922,694 shares of Alloy Online, Inc. in exchange for $10.0 million in cash and 837,741 shares of the Company's Series A Common Stock.

In connection with Liberty's investment in Primedia, Inc. ("Primedia"), the Company received $25.0 million on April 19, 2000 from Primedia in exchange for 625,000 shares of the Company's Series A Common Stock.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company and should be read in conjunction with the accompanying consolidated financial statements and notes thereto of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in Part IV of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

Certain statements in this Quarterly Report on Form 10-Q (this "Report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained in this report are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Liberty Digital and subsidiaries or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others the factors and risks discussed in this Report, general economic and business conditions and industry trends; the continued strength of the satellite services industry; uncertainties inherent in proposed business strategies and development plans; rapid technological changes; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Summary of Operations

Liberty Digital, Inc. is a diversified new media company. The Company operates in two business segments, Interactive Media and Audio. The Company's Interactive Media segment consists of developing and providing interactive television and new media services and investing in Internet and new media companies. The Audio segment consists of the operations of DMX, LLC ("DMX"), which is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. The Company is a majority-owned subsidiary of Liberty Media Corporation ("Liberty").

The Company was incorporated in Delaware on January 21, 1997 as a wholly owned subsidiary of Tele-Communications, Inc. ("TCI") for the purpose of acquiring DMX. On July 17, 1997, the Company acquired DMX. TCI was converted into a Delaware limited liability company on March 10, 2000, and renamed AT&T Broadband, LLC ("AT&T Broadband") of which AT&T is the sole member. In connection with the acquisition of DMX, AT&T Broadband is obligated to pay the Company, under an agreement ("AT&T Amended Contribution Agreement"), monthly revenue payments aggregating $18.0 million each year and adjusted annually through 2017 ("AT&T Broadband Annual Payment").

For purposes of comparison to prior periods, the three months ended March 31, 1999 represents the operations of the Audio segment for the two months ended February 28, 1999 and the combined operations of the Audio and Interactive Media segments for the one month ended March 31, 1999. The Interactive Media segment was added as a result of the Contribution Transaction completed on September 9, 1999 as discussed in note 1 to the accompanying financial statements. The addition of the Interactive Media segment was accounted for as an "as-if" pooling of interest, since the transaction was between entities under common control. Accordingly, the operations of the Interactive Media segment were recorded retroactive to March 1, 1999. The Interactive Media segment did not have any revenue during 1999 and for the three months ended March 31, 2000.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


A significant amount of the Audio segment revenues are derived from the AT&T Broadband Annual Payment. The adjusted payments for the three months ended March 31, 2000 were approximately $4.8 million. The AT&T Broadband Annual Payments represent the revenues received by AT&T Broadband affiliates from sales of DMX services net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to the Company.

Revenue

Total revenue resulting from the Audio segment, increased $852,000, or 5.4%, for the three months ended March 31, 2000 compared to the corresponding period in the prior year. Revenue for the three months ended March 31, 1999 included $1.0 million of residential subscriber revenues from Primestar, a direct broadcast satellite provider, which terminated the DMX service as a result of its acquisition by Hughes Electronics Corp on April 28, 1999. Excluding such revenue from Primestar, the Audio segment increased its revenue by $1.9 million primarily as a result of its continued growth in commercial subscriber bases contributed by the acquisitions of sales offices in ten new markets during 1999.

Operating Expenses

Operating expenses increased $526,000, or 16.2%, for the three months ended March 31, 2000 compared to the corresponding period in the prior year. The increase for the period pertains to the Audio segment and was primarily attributable to higher music rights and royalty expenses as a result of the subscriber revenue increase. In addition operating personnel expenses increased due to the addition of new employees as a result of the acquisition of sales offices in ten markets during 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.5 million, or 75.6 %, for the three months ended March 31, 2000, compared to the corresponding period in the prior year. Of the increase, $2.0 million was attributed to the Audio segment primarily as a result of higher commissions attributed to subscriber fee revenue increases and higher personnel, occupancy and promotional expenses associated with DMX's expansion of its commercial business in ten markets during 1999. Also included in the increase was Interactive Media segment's expenses of $3.5 million, which includes $3.2 million of payroll taxes associated with options and stock appreciation rights exercised having a net value of $220.2 million, principally by Messrs. Lee Masters and Bruce Ravenel. Other increases in the Interactive segment expenses of $309,000 represent a full three months of expenses consisting principally of salaries, consulting, professional fees and travel expenses as compared to one month of expenses during the three months ended March 31, 1999.

Stock Compensation

Stock compensation expense decreased $131.8 million for the three months ended March 31, 2000 compared to the corresponding period in the prior year. The decrease resulted principally from the reversal of a portion of earned stock appreciation rights (SARSs) accrued for at December 31, 1999 at the closing price of $74.25 per share. Such SARs earned and still outstanding at March 31, 2000 were revalued at the closing price of $38.50 per share as of that date. Additionally, the excess accrued stock compensation liability valued at the closing price at December 31, 1999 less options and SARs exercised during the three month period, were also reversed. Such reversal of expense of $136.1 million was recorded during the three months ended March 31, 2000. Offsetting these were additional SARs expense of $4.1 million attributed to additional SARs earned during the period.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2000 increased by $7.7 million, or 129%, compared to the corresponding period in the prior year. The increase was primarily attributable to the amortization of the fair value adjustments resulting from the AT&T Merger and the Access Agreement transferred to the Company as a result of the transaction completed under the Contribution Agreement with Liberty on September 9, 1999. The balance of the increase in this period was primarily attributable to the additions of property and equipment and intangibles resulting from businesses acquired by DMX after March 31, 1999.

Interest Expense

Unaffiliated interest expense and financing cost increased $703,000 for the three months ended March 31, 2000 compared to the corresponding period in the prior year. Such increase was due to higher interest rates on outstanding borrowings under the revolving bank loan agreement as described below. Additionally, various notes payable under variable-rate debt agreements related to business acquisitions increased. These notes had a total outstanding balance of $5.9 million at March 31, 2000, compared to $3.4 million at March 31, 1999.

Related party interest expense increased $1.1 million due to borrowings from Liberty of $86.5 million at March 31, 2000 compared to $1.6 million at March 31, 1999.

Share of Losses of Affiliates

For the three months ended March 31, 2000, the Company's share of losses was $7.2 million, of which $6.1 million and $1.1 million, were attributable to its investments in Online Retail Partners, Inc. and Pogo.com Inc., respectively. For the three months ended March 31, 1999, the Company's share of losses was $193,000, of which $187,000 was principally due to its investments in Kaleidoscope, Inc.

Dividend Income

The dividend income of $601,000 resulted from distributions received from the Company's investment in Java Fund. Such distribution was made in the form of shares of common stock of Intraware, Inc. recorded at the market value on the distribution date.

Losses from Discontinued Operations

The losses from discontinued operations at March 31, 1999 of $4,240,000, net of income tax of $2,634,000 represent the operating losses of the former Video and Internet segments, the assets of which were contributed for a 10% limited partnership interest in the MTVN Partnership. The partnership was formed by the Company and MTV Networks, a division of Viacom International, Inc on July 15, 1999.

Liquidity and Capital Resources

During the three months ended March 31, 2000, the Company's net cash from operations and financing activities generated funds of $38,000 and $63.0 million respectively, which were used for purchases of interactive media investments, business acquisitions and purchases of property and equipment totaling $63.6 million. The net change of these activities resulted in a net decrease in cash of $500,000.

The Company is a borrower under a revolving loan agreement dated December 30, 1997, which provides for borrowings of up to $100.0 million. Borrowings under the agreement bear interest at a rate per annum equal to either (i) the London Interbank Offering Rate (LIBOR) plus an applicable margin depending on Liberty Digital's leverage ratio, as defined, for the preceding three month period or
(ii) the bank's base rate. At March 31, 2000, the Company had fully utilized its credit facility of $100.0 million available under the revolving loan agreement in the form of an outstanding debt balance of $97.0 million and a $3.0 million letter of credit. The letter of credit was issued by the Company to guarantee a debt resulting from a business acquired on October 1, 1999.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


On October 21, 1999, the Company signed a promissory note amounting to $100.0 million in favor of a subsidiary of Liberty. The note matures on December 31, 2000 and bears an interest rate at the greater of prime rate plus 1% or Federal Funds rate plus 2.25%. During the three months ended March 31, 2000, the Company had drawn funds of $63.2 million and incurred interest totaling $1.4 million, which resulted in an increase to its note balance to $87.9 million at the end of the period.

At March 31, 2000, the Company had available-for-sale securities consisting of common stock and common stock equivalent investments, carried at fair value and based on quoted market prices. For the three months ended March 31, 2000, the unrealized holding gain of $43.3 million, net of deferred income taxes of $28.3 million, was included in "accumulated other comprehensive earnings" within the Consolidated Statement of Stockholders' Equity.

The Company believes that net cash provided by operating activities (including the AT&T Broadband Annual Payments), the available balance of the promissory note, other investments and available-for-sale securities will provide adequate sources of liquidity for the intermediate future. As previously described, the Company is entitled to receive the AT&T Broadband Annual Payments through 2017. The stock options and SARs of $319.1 million reflected as a current liability and $144.8 million reflected as a long term liability in the accompanying consolidated balance sheet at March 31,2000, may be funded by the issuance of Series A Common Stock.

For information concerning other commitments and contingencies of the Company, see note 10 to the accompanying consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at March 31, 2000 include equity positions in public and private companies in the Internet and Interactive Media industry sectors, including Priceline.com, ACTV, Inc., iVillage, Sportsline.com and Open TV, some of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 40% adverse change in equity prices, based on a sensitivity analysis of the Company's available-for-sale securities portfolio as of March 31, 2000, would result in an approximate $420 million decrease in the fair value of the Company's available-for-sale securities.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(c) On February 29, 2000, Liberty Digital issued 9,528 shares of Series A Common Stock of Liberty Digital, Inc. pursuant to an Asset Purchase Agreement by and between DMX, LLC, a wholly-owned subsidiary of Liberty Digital, and Sound Source, Inc. ("Sound Source") pursuant to which DMX acquired substantially all of the assets of Sound Source for 12,704 shares of Series A Common Stock of Liberty Digital, Inc. (subject to adjustment). Pursuant to the Asset Purchase Agreement, 3,176 shares of Series A Common Stock of Liberty Digital, Inc. were held back upon final determination of the purchase price. The sales and ultimate issuance of securities in the transaction described above were deemed to be exempt from registration under the Securities Act by virtue of Rule 506. Sound Source, Inc. is an accredited investor.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

     10. Intercompany Agreement, dated as of March 9, 1999 between Liberty Media Corporation and AT&T Corp. (incorporated by reference to Exhibit
         10.3 to Liberty Media Corporation's Registration Statement on Form S-4 filed September 3, 1999 (Registration No. 333-86491))

     27. Financial Data Schedule

(b) No Reports on Form 8-K were filed during the quarter ended March 31, 2000:

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LIBERTY DIGITAL, INC.

Date:  May 15, 2000                     By: /s/ Lee Masters
     ----------------                      -------------------------------
                                           Lee Masters
                                             President and
                                             Chief Executive Officer

Date:  May 15, 2000                     By: /s/ Florante Pangilinan
     ----------------                      -------------------------------
                                           Florante Pangilinan
                                             Vice President - Controller and
                                             Principal Accounting Officer