Form 10-Q
period 2000-06-30
LIBERTY DIGITAL INC
filed 2000-08-14
CIK 1040449

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File No. 0-22815

                              LIBERTY DIGITAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           State of Delaware                             84-1380293
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or organization)

       12312 West Olympic Blvd.
             Los Angeles, CA                               90064
----------------------------------------    ------------------------------------
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


     The number of shares outstanding of the Registrant's Series A Common Stock and Series B Common Stock as of July 31, 2000 were 30,929,336 and 171,950,167, respectively.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)

                                                                          June 30,          December 31,
                                                                            2000                1999
                                                                        -----------         -----------
Assets

Current assets:
   Cash and cash equivalents                                            $     4,074               2,176
   Trade receivables:
     Unaffiliated                                                             9,865               8,162
     Related party (note 6)                                                   2,954               2,839
     Allowance for doubtful accounts                                         (2,037)             (1,342)
                                                                        -----------         -----------
                                                                             10,782               9,659
                                                                        -----------         -----------

   Prepaid expenses and other current assets                                  4,178               3,411
   Equipment inventory                                                        5,856               5,080
                                                                        -----------         -----------

         Total current assets                                                24,890              20,326

Investment in affiliates, accounted for under the  equity method             27,503              34,345

Investment in available for sale securities:
   Investment in ACTV, Inc.                                                 142,304             516,088
   Investment in Open TV                                                     95,664             175,243
   Investment in Priceline.com, Inc.                                        118,700             148,047
   Other available-for-sale investments                                     178,331              90,670

Other investments:
   Investment in MTVN Partnership                                           136,350             135,975
   Other                                                                    139,554              81,482

Property and equipment, at cost:
   Furniture and equipment                                                   20,809              17,246
   Leasehold improvements                                                     1,706               1,087
   Studio and other support equipment                                         5,711               4,158
                                                                        -----------         -----------
                                                                             28,226              22,491
Less:  accumulated depreciation                                              (7,618)             (4,072)
                                                                        -----------         -----------
                                                                             20,608              18,419

Intangible assets, net of accumulated amortization (note 5)                 493,135             512,502


Other assets                                                                  1,075                 765
                                                                        -----------         -----------

         Total assets                                                   $ 1,378,114           1,733,862
                                                                        ===========         ===========

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                             (amounts in thousands)

                                                                          June 30,          December 31,
                                                                            2000                1999
                                                                        -----------         -----------
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                                $    14,414              10,455
   Accrued liabilities on disposal - DMX-Europe N.V                           1,090               1,116
   Current portion of debt                                                    8,246               5,327
   Note payable - related party (note 6)                                     87,459              23,347
   Accrued stock compensation, current (note 7)                             315,776             537,364
                                                                        -----------         -----------

          Total current liabilities                                         426,985             577,609

Debt                                                                         93,395              97,813
Negative investment in DMX-Europe N.V                                         1,358               1,358
Accrued stock compensation, long term (note 7)                              110,102             101,846
Deferred income tax liability (note 6)                                      183,734             375,818
Other liabilities                                                            17,154              16,854
                                                                        -----------         -----------
         Total liabilities                                                  832,728           1,171,298
                                                                        -----------         -----------

Series B redeemable convertible preferred stock, $.01 par value, authorized 5,000,000 shares; 150,000 shares issued and
   outstanding in 2000, liquidation preference and redemption
   value of $157,685 in 2000 and $153,308 in 1999                           157,685             153,308

Stockholders' equity:

Common stock, $.01 par value:
   Series A;
     Authorized 1,000,000,000 shares; issued and outstanding
       30,742,438 shares in 2000 and 26,507,489 shares in 1999                  307                 265
   Series B;
     Authorized 750,000,000 shares; issued and outstanding
       171,950,167 shares in 2000 and 1999                                    1,720               1,720
   Paid-in capital                                                          801,513             617,013
   Accumulated deficit                                                     (408,895)           (463,010)
Deferred tax asset to be utilized by parent (note 6)                       (171,660)           (210,277)
Executive stock compensation adjustment by parent, net of taxes                  --              (4,615)
Accumulated other comprehensive earnings, net of taxes                      164,716             468,160
                                                                        -----------         -----------

         Total stockholders' equity                                         387,701             409,256
                                                                        -----------         -----------

Commitments and contingencies (note 8)

         Total liabilities and stockholders' equity                     $ 1,378,114           1,733,862
                                                                        ===========         ===========

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                  (amounts in thousands, except per share data)

                                                                       Liberty Digital                                TCI Music
                                              -----------------------------------------------------------------      ------------
                                              Three months      Three months       Six months       Four months       Two months
                                                  ended             ended             ended            ended            ended
                                                June 30,          June 30,          June 30,          June 30,       February 28,
                                              ------------      ------------       ----------       -----------      ------------
                                                  2000              1999              2000              1999              1999
                                              ------------      ------------       ----------       -----------      ------------
Revenue:                                                                                                          |
   Unaffiliated                                 $  10,065            10,416            18,936            13,044   |         5,364
   Related party (note 6)                           7,621             7,587            15,327            10,137   |         5,183
                                                ---------         ---------         ---------         ---------   |     ---------
                                                                                                                  |
                                                   17,686            18,003            34,263            23,181   |        10,547
Operating expenses:                                                                                               |
   Operating                                        3,700             3,606             7,473             4,662   |         2,191
   Selling, general and administrative             11,153             8,637            23,879            11,304   |         4,580
   Stock compensation (note 7)                    (13,769)          239,814          (145,740)          239,531   |            85
   Depreciation and amortization                   14,390            13,273            27,970            16,691   |         2,502
                                                ---------         ---------         ---------         ---------   |     ---------
                                                                                                                  |
                                                   15,474           265,330           (86,418)          272,188   |         9,358
                                                                                                                  |
     Operating income (loss)                        2,212          (247,327)          120,681          (249,007)  |         1,189
                                                                                                                  |
Other expense:                                                                                                    |
   Interest expense, net:                                                                                         |
     Unaffiliated                                  (1,614)           (1,560)           (3,859)           (2,066)  |        (1,036)
     Related party (note 6)                        (2,099)              (85)           (3,225)             (105)  |            --
                                                ---------         ---------         ---------         ---------   |     ---------
                                                                                                                  |
                                                   (3,713)           (1,645)           (7,084)           (2,171)  |        (1,036)
                                                                                                                  |
   Share of losses of affiliates                   (5,328)             (607)          (12,532)             (794)  |            (6)
   Impairment of investment                        (2,204)               --            (2,204)               --   |            --
   Dividend income                                    380                --               981                --   |            --
   Other, net                                           2               (12)               16               (24)  |            (2)
                                                ---------         ---------         ---------         ---------   |     ---------
     Income (loss) from continuing                                                                                |
       operations before income taxes              (8,651)         (249,591)           99,858          (251,996)  |           145
                                                                                                                  |
Income tax benefit (expense)                       (1,025)           95,620           (45,743)           95,265   |        (1,049)
                                                ---------         ---------         ---------         ---------   |     ---------
                                                                                                                  |
     Income (loss) from continuing                                                                                |
       operations                                  (9,676)         (153,971)           54,115          (156,731)  |          (904)
                                                ---------         ---------         ---------         ---------   |     ---------
                                                                                                                  |
Discontinued operations:                                                                                          |
     Loss from operations, net of income                                                                          |
       taxes                                           --           (15,062)               --           (15,861)  |        (3,440)
                                                ---------         ---------         ---------         ---------   |     ---------
                                                                                                                  |
Net income (loss)                                  (9,676)         (169,033)           54,115          (172,592)  |        (4,344)
                                                ---------         ---------         ---------         ---------   |     ---------
                                                                                                                  |
Other comprehensive earnings, net of taxes:                                                                       |
                                                                                                                  |
   Foreign currency translation                        --                 9                --               (22)  |           (49)
   Unrealized holding gains (losses)                                                                              |
     arising during the period, net of tax       (346,773)           66,915          (303,444)          244,702   |            --
                                                ---------         ---------         ---------         ---------   |     ---------
Other comprehensive earnings (loss)              (346,773)           66,924          (303,444)          244,680   |           (49)
                                                ---------         ---------         ---------         ---------   |     ---------
                                                                                                                  |
Comprehensive earnings (loss)                   $(356,449)         (102,109)         (249,329)           72,088   |        (4,393)
                                                =========         =========         =========         =========   |     =========

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS, CONTINUED

                  (amounts in thousands, except per share data)

                                                                           Liberty Digital                          TCI Music
                                                  -----------------------------------------------------------     ------------
                                                  Three months    Three months     Six months     Four months     Two months
                                                      ended          ended           ended           ended           ended
                                                     June 30,       June 30,        June 30,        June 30,      February 28,
                                                  ------------    ------------     -----------    -----------     ------------
                                                       2000            1999            2000           1999            1999
                                                  ------------    ------------     -----------    -----------     ------------
Basic earnings (loss) per share (note 3):                                                                      |
   Income (loss) from continuing operations        $     (0.05)          (1.10)           0.42          (1.17) |        (0.02)
   Discontinued operations                                0.00           (0.08)           0.00          (0.09) |        (0.04)
                                                   -----------     ===========     -----------    -----------  |  -----------
   Net income (loss) per share                     $     (0.05)          (1.18)           0.42          (1.26) |        (0.06)
                                                   ===========     ===========     ===========    ===========  |  ===========
                                                                                                               |
   Weighted average common shares and                                                                          |
     equivalent shares                                 201,714         192,216         200,264        183,722  |       81,377
                                                   ===========     ===========     ===========    ===========  |  ===========
                                                                                                               |
                                                                                                               |
Diluted earnings (loss) per share (note 3):                                                                    |
   Income (loss) from continuing operations        $     (0.05)          (1.10)           0.38          (1.17) |        (0.02)
   Discontinued operations                                0.00           (0.08)           0.00          (0.09) |        (0.04)
                                                   -----------     ===========     -----------    -----------  |  -----------
   Net income (loss) per share                     $     (0.05)          (1.18)           0.38          (1.26) |        (0.06)
                                                   ===========     ===========     ===========    ===========  |  ===========
                                                                                                               |
   Weighted average common shares and                                                                          |
     equivalent shares                                 201,714         192,216         234,300        183,722  |       81,377
                                                   ===========     ===========     ===========    ===========  |  ===========

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (amounts in thousands)

                                                 Common stock
                                              ------------------   Paid in   Accumulated
                                              Series A  Series B   capital     deficit
                                              --------  --------  --------   -----------
Balance at January 1, 2000                    $    265     1,720   617,013      (463,010)

Accretion of redeemable
  convertible preferred stock                       --        --    (4,377)           --

Shares issued for
acquisitions and investments                        24        --   104,136            --

Shares issued for exercise of
  stock appreciation rights
  (note 7)                                          12        --    68,510            --

Sale of Series A common shares                       6        --    24,994            --

Settlement of stock
  appreciation awards by
  parent                                            --        --    (4,615)           --

Deferred tax on executive
  stock appreciation rights
  (notes 6 and 7)                                   --        --        --            --

Deferred tax benefit
  transferred to parent (note 6)                    --        --    (4,148)           --

Unrealized loss on available
  for sale securities                               --        --        --            --

Net income                                          --        --        --        54,115
                                              --------  --------  --------   -----------


Balance at June 30, 2000                      $    307     1,720   801,513      (408,895)
                                              ========  ========  ========   ===========

                                               Deferred      Executive
                                                 tax           stock         Accumulated
                                                 asset      compensation        other
                                                 to be       adjustment     comprehensive
                                              utilized by     by parent,      earnings,
                                                 parent     net of taxes    net of taxes      Total
                                              -----------   -------------   -------------   --------
Balance at January 1, 2000                       (210,277)         (4,615)        468,160    409,256

Accretion of redeemable
  convertible preferred stock                          --              --              --     (4,377)

Shares issued for
acquisitions and investments                           --              --              --    104,160

Shares issued for exercise of
  stock appreciation rights
  (note 7)                                             --              --              --     68,522

Sale of Series A common shares                         --              --              --     25,000

Settlement of stock
  appreciation awards by
  parent                                               --           4,615              --         --

Deferred tax on executive
  stock appreciation rights
  (notes 6 and 7)                                  38,617              --              --     38,617

Deferred tax benefit
  transferred to parent (note 6)                       --              --              --     (4,148)

Unrealized loss on available
  for sale securities                                  --              --        (303,444)  (303,444)

Net income                                             --              --              --     54,115
                                              -----------   -------------   -------------   --------


Balance at June 30, 2000                         (171,660)             --         164,716    387,701
                                              ===========   =============   =============   ========

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)


                                                                          Liberty Digital            TCI Music
                                                                    ----------------------------    ------------
                                                                     Six months      Four months    Two months
                                                                       ended           ended           ended
                                                                      June 30,        June 30,      February 28,
                                                                    ------------    ------------    ------------
                                                                        2000            1999            1999
                                                                    ------------    ------------    ------------
Cash flows from operating activities:                                                             |
                                                                                                  |
Net income (loss)                                                   $     54,115        (172,592) |       (4,344)
                                                                                                  |
Add:  Loss from discontinued operations, net of taxes                         --          15,861  |        3,440
                                                                    ------------    ------------  | ------------
Income (loss) from continuing operations                                  54,115        (156,731) |         (904)
                                                                                                  |
Adjustments to reconcile net income (loss) to net cash provided                                   |
    by (used in) operating activities:                                                            |
      Depreciation and amortization                                       27,970          16,691  |        2,502
      Share of losses of affiliates                                       12,532             794  |            6
      Marketable securities received as dividends                           (981)             --  |           --
      Stock compensation                                                (145,740)        239,531  |           85
      Provision for doubtful accounts                                      1,347             179  |          153
      Impairment of investments at cost                                    2,204              --  |           --
      Deferred income tax expense (benefit)                               45,743         (95,265) |        1,049
      Interest expense payable to parent                                   3,209              77  |           --
                                                                                                  |
Changes in operating assets and liabilities, net of the effect of                                 |
    acquisitions and discontinued operations:                                                     |
      Accounts receivable                                                 (1,682)            818  |         (510)
      Prepaid and other current assets                                      (589)           (757) |        1,190
      Accounts payable, accrued expenses and other liabilities             2,518           3,979  |       (1,872)
                                                                    ------------    ------------  | ------------
Net cash provided by continuing operating activities                         646           9,316  |        1,699
Net cash used in discontinued operating activities                            --          (9,864) |       (2,739)
                                                                    ------------    ------------  | ------------
Net cash provided by (used in) operating activities                          646            (548) |       (1,040)
                                                                    ------------    ------------  | ------------
                                                                                                  |
Cash flows from investing activities:                                                             |
      Investments in and advances to affiliates and                                               |
          others, net of distributions                                   (73,203)        (42,424) |           --
      Cash paid for acquisitions                                          (3,724)         (2,123) |         (155)
      Capital expended for property and equipment                         (5,512)         (2,287) |       (2,053)
      Other investing activities                                            (105)           (557) |          (92)
                                                                    ------------    ------------  | ------------
Net cash used in investing activities                                    (82,544)        (47,391) |       (2,300)
                                                                    ------------    ------------  | ------------
                                                                                                  |
Cash flows from financing activities:                                                             |
      Proceeds from sale of series A common shares                        25,000              --  |           --
      Proceeds from exercise of stock options                                929           1,366  |           --
      Redemption of preferred shares                                          --            (148) |           --
      Borrowing from related party                                        85,903           5,356  |           --
      Repayment of related party debt                                    (25,143)           (229) |          (85)
      Borrowings of debt                                                      --             464  |        4,500
      Repayment of debt                                                   (2,893)           (713) |         (157)
                                                                    ------------    ------------  | ------------
Net cash provided by financing activities                                 83,796           6,096  |        4,258
                                                                    ------------    ------------  | ------------
                                                                                                  |
Net (decrease) increase in cash and cash equivalents                       1,898         (41,843) |          918
                                                                                                  |
Cash and cash equivalents, beginning of period                             2,176         127,731  |        5,467
                                                                    ------------    ------------  | ------------
                                                                                                  |
Cash and cash equivalents, end of period                            $      4,074          85,888  |        6,385
                                                                    ============    ============  | ============

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

(1)      Basis of Presentation

The accompanying interim consolidated balance sheet at June 30, 2000 and consolidated statements of operations and comprehensive earnings, stockholders' equity and cash flows for the periods presented are unaudited. The results of operations for the two months ended February 28, 1999 reflect the operations of the Company before AT&T Corp. ("AT&T") acquired Tele-Communications Inc. ("TCI") in a merger ("AT&T Merger") and before the "Contribution Agreement" between Liberty Media Corporation ("Liberty") and the Company retroactive to March 1, 1999.

As a result of the AT&T Merger, Liberty applied "push down" accounting and recorded in the accounts of the Company the fair value adjustments relating to the assets of the Company as recorded by Liberty upon completion of the AT&T Merger. In connection with the Contribution Agreement with Liberty, the Company recorded related party transactions at predecessor cost in a manner similar to pooling of interests. For financial statement purposes, the fair value adjustments and the transactions under the Contribution Agreement were reflected retroactive to March 1, 1999.

Certain reclassifications of prior period amounts have been made to conform to the current period's reporting format.

(2)      Accounting Standards

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"), which is effective for all periods beginning after June 15, 2000 (as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures on net investments in foreign operations. As of June 30, 2000, the Company has not entered into any derivative contracts nor does it hold any derivative financial instruments. Therefore, SFAS 133 would not have had a material impact on the Company's consolidated results of operations, financial position, or cash flows. The Company has entered into a hedging transaction subsequent to June 30, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 is not expected to have material impact on the financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("Interpretation No. 44"), an interpretation of APB Opinion No. 25, Accounting for Certain Transactions involving Stock Compensation. Interpretation No. 44 is effective after July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that Interpretation No. 44 covers events occurring during the period after December 15, 1999, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying Interpretation No. 44 are recognized on a prospective basis from July 1, 2000. The adoption of Interpretation no. 44 is not expected to have a material impact on the financial statements.

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

The following table sets forth the computation of basic and diluted net income
(loss) attributable to common shareholders and weighted average outstanding common shares used in the computation of basic and diluted earnings (loss) per share in the accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                                                  Liberty Digital                           TCI Music
                                           ------------------------------------------------------------    ------------
                                              Three           Three            Six             Four            Two
                                              months          months          months          months          months
                                              ended           ended           ended           ended           ended
                                             June 30,        June 30,        June 30,        June 30,      February 28,
                                               2000            1999            2000            1999            1999
                                           ------------    ------------    ------------    ------------  | ------------
                                                                                                         |
Net income (loss)                          $     (9,676)       (169,033)         54,115        (172,592) |       (4,344)
                                                                                                         |
Deferred tax assets to be utilized by                                                                    |
     parent                                       1,819         (57,759)         34,469         (57,759) |           --
Accretion of redeemable preferred stock          (1,759)           (231)         (4,377)           (357) |         (252)
                                           ------------    ------------    ------------    ------------  | ------------
Net income (loss) attributable to common                                                                 |
     shareholders                                (9,616)       (227,023)         84,207        (230,708) |       (4,596)
Accretion of redeemable preferred stock              --              --           4,377              --  |           --
                                           ------------    ------------    ------------    ------------  | ------------
Net income (loss) attributable to common                                                                 |
     shareholders - dilutive                     (9,616)       (227,023)         88,584        (230,708) |       (4,596)
                                           ============    ============    ============    ============  | ============
                                                                                                         |
Weighted average shares outstanding -                                                                    |
     basic                                      201,714         192,216         200,264         183,722  |       81,377
Series B Preferred Stock                             --              --          25,751              --  |           --
Stock appreciation rights                            --              --           8,285              --  |           --
                                           ------------    ------------    ------------    ------------  | ------------
Weighted average shares outstanding -                                                                    |
     dilutive                                   201,714         192,216         234,300         183,722  |       81,377
                                           ============    ============    ============    ============  | ============

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash paid for interest during the periods presented was as follows (amounts in thousands):

                  Liberty Digital            Three months ended June 30, 2000                      $            1,614
                                             Three months ended June 30, 1999                                   1,778
                                             Six months ended June 30, 2000                                     3,881
                                             Four months ended June 30,1999                                     1,772
                  -----------------------    ----------------------------------------------------- ---------------------
                  TCI Music                  Two months ended February 28, 1999                                 1,184

Cash paid for taxes for the periods presented are not material.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant noncash investing and financing activities are reflected in the following table (amounts in thousands):

                                                               Liberty Digital             TCI Music
                                                         ----------------------------    ------------
                                                             Six             Four            Two
                                                            months          months          months
                                                            ended           ended           ended
                                                           June 30,        June 30,      February 28,
                                                             2000            1999            1999
                                                         ------------    ------------    ------------
                                                                                       |
Investments, net of distributions                          $  172,273          42,424  |           --
Fair value of other businesses acquired                        11,695           4,319  |          221
Other liabilities assumed                                      (1,486)           (130) |          (66)
Debt issued                                                    (1,395)         (2,066) |           --
Common stock issued for investments and acquisitions         (104,160)             --  |           --
                                                         ------------    ------------  | ------------
Cash paid for investments and acquisitions                     76,927          44,547  |          155
                                                         ============    ============  | ============
                                                                                       |
Accretion of redeemable convertible preferred stock             4,377             357  |          252
                                                         ============    ============  | ============
                                                                                       |
Conversion of Series A Preferred Stock to common stock             --          34,782  |           --
                                                         ============    ============  | ============

(5)      Intangible Assets

The following is a summary of the intangible assets as of the following periods (amounts in thousands):

                                                         June 30,      December 31,
                                                           2000            1999
                                                       ------------    ------------
Access agreement                                       $    250,000         250,000
Goodwill from AT&T Merger                                   199,179         199,179
Excess of acquisition costs over net assets acquired        102,513          97,829
Other                                                         2,077           1,822
                                                       ------------    ------------
                                                            553,769         548,830
Accumulated amortization                                    (60,634)        (36,328)
                                                       ------------    ------------
                                                            493,135         512,502
                                                       ============    ============

(6)      Related Party Transactions

Pursuant to the AT&T Amended Contribution Agreement between the AT&T Broadband, LLC ("AT&T Broadband") and the Company effective since July 1, 1997, AT&T Broadband is required to deliver, or cause certain of its subsidiaries to deliver, to the Company the AT&T Broadband Annual Payments, aggregating $18 million, adjusted annually through 2017. Such payments represent the revenues received by AT&T Broadband from sales of DMX services. The agreement also requires the Company to pay AT&T Broadband charges for certain services rendered in connection with the AT&T Broadband Annual Payments. Such charges are included in operating expenses in the accompanying consolidated statements of operations and comprehensive earnings.

Pursuant to an affiliation agreement between Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of AT&T, and the Company (the "SSI Affiliation Agreement"), effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute DMX services to commercial and residential customers for a 10-year period in exchange for licensing fees paid by SSI

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the Company. Under the SSI Affiliation Agreement, SSI pays an annual fee to the Company of $8.5 million subject to annual adjustments. In addition, the Company receives subscriber revenue from AT&T Broadband affiliates for the distribution of DMX services through AT&T Broadband's digital business.

The following table summarizes the related party transactions as described above for the periods reflected in the accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                                           Liberty Digital                             TCI Music
                                     ------------------------------------------------------------    ------------
                                        Three           Three            Six             Four            Two
                                        months          months          months          months          months
                                        ended           ended           ended           ended           ended
                                       June 30,        June 30,        June 30,        June 30,      February 28,
                                         2000            1999            2000            1999            1999
                                     ------------    ------------    ------------    ------------    ------------
                                                                                                   |
Revenue from AT&T Broadband Annual                                                                 |
     Payments                        $      4,818           4,901           9,654           6,540  |        3,296
Operating charges paid to AT&T                                                                     |
     Broadband                               (318)           (401)           (654)           (540) |         (296)
Revenue from SSI                            2,125           2,125           4,250           2,833  |        1,417
Revenue from AT&T Broadband                   678             561           1,423             764  |          470


On October 21, 1999, the Company signed a promissory note in favor of a subsidiary of Liberty amounting to $100 million, with a maturity date of December 31, 2000 and an interest rate that is the greater of the prime rate plus 1% or federal funds rate plus 2.25%. Interest is payable quarterly and compounded semi-annually. In addition, a commitment fee of 0.5% is charged on the unused portion of the promissory note. At June 30, 2000, the note balance of $87,459,000, which includes accrued interest and commitment fees of $3,209,000, is reflected as "note payable - related party" in the accompanying consolidated balance sheet.

The Company leases certain office space, uplinking and satellite services from National Digital Television Center, Inc. ("NDTC"). Total expenses under such lease agreements are reflected in the accompanying consolidated statements of operations and comprehensive earnings as follows (amounts in thousands):

                                                        Liberty Digital                           TCI Music
                                    ---------------------------------------------------------   ------------
                                       Three          Three           Six            Four           Two
                                       months         months         months         months         months
                                       ended          ended          ended          ended          ended
                                      June 30,       June 30,       June 30,       June 30,     February 28,
                                        2000           1999           2000           1999           1999
                                    ------------   ------------   ------------   ------------   ------------
                                                                                              |
Operating expenses                  $      1,796          1,256          2,516          1,643 |          773
                                                                                              |
Loss from discontinued operations             --            441             --            574 |          281


The Company was included in the consolidated federal income tax return of TCI up to February 28, 1999. Starting March 1, 1999, the Company is included in the consolidated tax return of AT&T and is party to a Tax Liability Allocation and Indemnification Agreement with its parent, Liberty, dated September 9, 1999 (the "Tax Sharing Agreement"). The income tax provision for the Company is calculated based on a hypothetical tax liability determined as if the Company filed a separate tax return.

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

During the six months ended June 30, 2000, Liberty utilized tax benefits of $4.1 million related to net operating losses incurred by the Company in previous periods.

Further, the Company has agreed to pay Liberty for any income tax benefits realized with respect to the Deferred Compensation and Stock Appreciation Rights Plan. At June 30, 2000, the Company has recorded $171.7 million of deferred tax benefits related to this plan as a separate component of stockholders' equity.

(7)      Deferred Compensation and Stock Option Plan

Certain officers and key employees of the Company are party to stock-based compensation arrangements, as described below:

Participants under the Company's 1997 Stock Incentive Plan hold options with tandem stock appreciation rights ("1997 Options"), which base compensation on the performance of the Company's stock.

A key employee is the sole participant in the Deferred Compensation and Stock Appreciation Rights Plan ("1999 SARs"), approved on September 9, 1999, which bases compensation on the market value of the Company's stock using a combination of deferred compensation and stock appreciation rights ("SARs"). A former key executive held vested 1999 SARs, which were exercised prior to his resignation on February 15, 2000. In addition, during the six months ended June 30, 2000, the Company paid his deferred compensation in the form of common stock of the Company and cancelled his unvested deferred compensation rights and 1999 SARs in accordance with the provisions of the plan.

Stock compensation expense has been recorded in the accompanying financial statements pursuant to APB Opinion No. 25. These estimates are subject to future adjustments based upon vesting and the market value of the Company's Series A Common Stock and, ultimately, on the final determination of market value when the rights are exercised. The consolidated statements of operations and comprehensive earnings for the three months and six months ended June 30, 2000 reflect credit adjustments of $13.8 million and $145.8 million, respectively, due to the decline in the stock price underlying the 1997 Options and 1999 SARs, as well as the resignation of a former key executive on February 15, 2000. The accrued expense for earned 1997 Options at December 31, 1999 and still outstanding and unexercised at June 30, 2000 was based on a closing price at June 30, 2000 of $30.00 per share. Such accrual for earned 1997 Options was based on closing stock prices of $74.25 per share at December 31, 1999 and at $38.50 at March 31, 2000. The accrued expense for earned 1999 SARs at December 31, 1999 and still outstanding and unexercised at June 30, 2000 was based on the average market price in accordance with the 1999 SARs terms of $35.78 per share at June 30, 2000. Such accrual for earned 1999 SARs was based on an average price of $62.30 per share at December 31, 1999 and at $45.19 per share at March 31, 2000. The changes in the expense accrual were reflected as expense reversals. Offsetting these credits were additional stock compensation expenses for 1997 Options and 1999 SARs earned after December 31, 1999. The combined 1997 Options and 1999 SARs liability is $425.9 million of which $110.1 million is reflected as long term in the consolidated balance sheet at June 30, 2000.

(8)      Commitments and Contingencies

The Company has guaranteed certain obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation GmbH ("Selco"), and a related side letter agreement (the "Selco Agreement"). On July 10, 2000, the Company signed a settlement agreement and mutual release whereby the Company will pay Selco $950,000 for settlement and mutual release from any and all claims. This settlement is reflected as a liability in the accompanying balance sheet at June 30, 2000.

The Company licenses rights to re-record and distribute music from a variety of sources and pays royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and the Society of European Stage Authors and Composers ("SESAC"). The Company has separate agreements with ASCAP, BMI and SESAC for residential and commercial distribution. Certain of the agreements are being negotiated on an industry-wide basis including new rate structures that may require retroactive rate increases. The Company has continued to accrue royalties under agreements that are under negotiations based on its best estimate, after consultation with counsel and consideration of the terms and rates of the expired contracts. The Company is unable to determine whether the outcome of this matter will have a material effect on the financial statements.

On or about July 7, 1993, ASCAP initiated an action against the Company and others in the United States District Court for the Southern District of New York for a determination of a reasonable license fee for the right to use music in the ASCAP repertory distributed to residential customers. The Company entered into a stipulation with ASCAP wherein the Company will not actively participate in the proceedings, but will be bound by the District Court's findings. The Company is unable to determine whether the outcome of this matter will have a material effect on the financial statements.

On or about December 8, 1998, BMI initiated an action against the Company and others in the United States District Court for the Southern District of New York for a determination of a reasonable license fee for the right to use music in the BMI repertory distributed to commercial customers. The parties are currently in the discovery process and a preliminary issue in the case which was ruled on by the judge, has been appealed by other music service providers. The Company is unable to determine whether the outcome of this matter will have a material effect on the financial statements.

The residential agreement with BMI expired in September 1999. Other members of the industry are currently in rate court with BMI, and the Company will be bound by the outcome of those proceedings. The Company is operating under an interim agreement, and does not expect the ultimate rate to exceed the rate in the previous contract. The Company is unable to determine whether the outcome of this matter will have a material effect on the financial statements.

As a result of the 1995 Copyright Act, there is a performance right payable to the record companies on residential services. Commercial distribution is exempt form this royalty. A copyright arbitration royalty panel ("CARP") determined that the residential performance right royalty will be 6.5% of residential revenues, commencing February 1, 1996. As a result of the 1998 Digital Millennium copyright Act, the Company will be required to pay an ephemeral reproduction royalty to RIAA for commercial and residential distribution, and a performance royalty for webcasting. A CARP proceeding has been initiated to determine webcasting and digital ephemeral reproduction rates. The outcome of this proceeding is unknown and will be determined, at the earliest, in late 2000. The Company is unable to determine whether the outcome of this matter will have a material effect on the financial statements.

On August 25, 1999, Ground Zero Entertainment Corporation ("Ground Zero") commenced an action against the Company in the Supreme Court of the State of New York for breach of contract, tortious interference with contract, tortious interference with prospective business relations, fraudulent concealment, and fraudulent misrepresentation, and to rescind a February 1999 transaction between Ground Zero and the Company pursuant to which the Company transferred certain assets of Paradigm Associated Labels ("PAL") to Ground Zero. The court has dismissed all claims except for the fraudulent misrepresentation allegations. The Company's motion for clarification and reargument regarding the fraudulent allegations is pending. On May 23, 2000, the court established a schedule for discovery, which is presently underway. Discovery must be completed by December 31, 2000. The Company believes that Ground Zero's claims are without merit and intends to defend the action vigorously. The Company believes that the outcome of this matter will not have a material effect on the financial statements.

In December 1999, David Wolin ("Wolin"), a former employee of PAL, commenced an action against the Company in the Supreme Court of the State of New York. The complaint asserts, among other things, that the Company breached obligations to Wolin under his employment agreement. On April 7, 2000 the Wolin and Ground Zero actions were consolidated. On May 23, 2000, the court established a schedule for discovery, which is presently underway. The Company believes the claim is without merit and intends to defend such action vigorously. The Company believes that the outcome of this matter will not have a material effect on the financial statements.

On September 29, 1999, XTRA Music, Limited ("Xtra") commenced an action against the Company in the U.S. District Court, in Los Angeles, California. The complaint in this action seeks a permanent injunction based upon claims of breach of contract, unfair

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


business practices and copyright infringements. The contract granted to Xtra an exclusive license to distribute DMX's music channels via satellite and cable to "Subscribers" in a defined "Territory" of over 60 countries in Europe and the Middle East. Xtra alleges that the Company breached the agreement by entering into an agreement with Lycos, Inc. ("Lycos") to "audio stream" music content from DMX over the Internet, which is accessible in the Territory. On April 10, 2000, the court granted in part Xtra's motion for partial summary judgment on its breach of contract claim, finding that by entering into the Lycos contract the Company had breached the non-competition provisions of the agreement, but denied Xtra's request for a preliminary injunction, finding that there was no irreparable injury to Xtra. Xtra is currently seeking summary judgment regarding a similar agreement subsequently entered into with BET.com and the Company seeking to dismiss Xtra's copyright infringement claims. The Company counterclaimed against Xtra seeking damages for breach of a subsequent written agreement, executed on June 22, 1998 by which the Company supplied system components, including a digital file server studio, to Xtra. It is expected that the court will set a trial date in September 2000. The Company believes that Xtra's claims are without merit and intends to defend such action vigorously. The Company believes that the outcome of this matter will not have a material effect on the financial statements.

(9) Information about the Company's Segments

The Company has two reportable business segments: "Audio", which represents the operations of DMX, a company engaged in programming, distributing and marketing a digital and audio music service delivered to homes and businesses via cable or satellite; and "Interactive Media", a segment engaged in the development of interactive television and investments in businesses that take advantage of the opportunities of interactive programming content and interactive television. Summarized financial information by business segment for continuing operations is as follows (amounts in thousands):


                                                                              Liberty Digital
                                                          ---------------------------------------------------
                                                                 Three months               Three months
                                                                    ended                      ended
                                                                June 30, 2000              June 30, 1999
                                                          ------------------------     ----------------------
                                                                       Interactive                Interactive
                                                           Audio          Media         Audio        Media
                                                          --------     -----------     -------    -----------
Revenue                                                   $ 17,686            --        18,003            --

Income (loss) from continuing operations, excluding
     stock-based compensation and before income taxes     $ (8,919)      (13,501)      (10,989)        1,212

Income (loss) from continuing
     operations before income taxes                       $ (9,489)          838       (31,326)     (218,265)

Capital expended for property and
     equipment and investments                            $  6,035        12,900         2,366        23,483

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Liberty Digital                            TCI Music
                                         ----------------------------------------------------        -----------------
                                                 Six months                 Four months                 Two months
                                                   ended                       ended                       ended
                                               June 30, 2000               June 30, 1999             February 28, 1999
                                         ------------------------     -----------------------        -----------------
                                                      Interactive                 Interactive
                                           Audio         Media         Audio         Media                  Audio
                                         --------     -----------     -------     -----------        -----------------
Revenue                                  $ 34,263            --        23,181            --     |               10,547
                                                                                                |
Income (loss) from continuing                                                                   |
operations, excluding stock-based                                                               |
compensation and before income taxes     $(21,482)      (24,400)      (11,902)         (563)    |                  230
                                                                                                |
Income (loss) from continuing                                                                   |
operations before income taxes           $    364        99,494       (32,292)     (219,704)    |                  145
                                                                                                |
Capital expended for property and                                                               |
equipment and investments                $  8,688        73,856         4,410        42,981     |                2,300


                       June 30,      December 31,
                         2000           1999
                      ----------     -----------
Segment Assets

Audio                 $  259,202        321,115
Interactive Media      1,118,912      1,412,747
                      ----------     ----------
                       1,378,114      1,733,862
                      ==========     ==========


Our Interactive Media segment was added as a result of the contribution transaction completed on September 9, 1999 as discussed in note 1.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information concerning our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and notes. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in Part IV of our Annual Report on Form 10-K for the year ended December 31, 1999. The following discussion focuses on material trends, risks and uncertainties affecting our results of operations and financial condition.

Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. They include statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance. These statements are often, but not always, made through the use of words or phrases such as "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," and "outlook." These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties. Certain of these risks and uncertainties are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including, the fact that our interactive media business, which is in a preliminary state of development, may not succeed, general economic and business conditions and industry trends; the continued strength of the satellite services industry; uncertainties inherent in proposed business strategies and development plans; rapid technological changes; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to our products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Summary of Operations

We are a new media company with interests in Internet e-commerce and content and interactive media technology businesses. Through our wholly owned subsidiary, DMX Music, Inc. (formerly DMX, LLC) ("DMX"), we also own and operate a subscription music business, which provides continuous, commercial free music programming to homes and businesses. We view our operations as two business segments, interactive media ("Interactive Media") and audio ("Audio"). As of the date of this report, our interactive media business is in an early development stage and has not generated any revenues. We are a majority-owned subsidiary of Liberty Media Corporation ("Liberty"), which in turn is a wholly owned subsidiary of AT&T Corp. ("AT&T"). We were incorporated in Delaware on January 21, 1997 as a wholly owned subsidiary of Tele-Communications, Inc. ("TCI") for the purpose of acquiring DMX. On July 17, 1997, we acquired DMX. In this transaction, we became a publicly held, majority-owned subsidiary of TCI. On March 9, 1999, TCI transferred its majority interest in our company to Liberty, which at that time was a wholly owned subsidiary of TCI. AT&T acquired TCI on March 9, 1999 in a merger. On March 10, 2000, TCI was converted into a Delaware limited liability company and renamed AT&T Broadband, LLC ("AT&T Broadband") of which AT&T is the sole member.

For purposes of the following analysis and discussion, the six months ended June 30, 1999 represents the operations of our Audio segment for the two months ended February 28, 1999 and the combined operations of our Audio and Interactive Media segments for the four months ended June 30, 1999. Our Interactive Media segment was added as a result of the contribution transaction completed on September 9, 1999 as discussed in note 1 to the accompanying financial statements. The addition of our Interactive Media segment was accounted for as an "as-if" pooling of interest, since the transaction was between entities under common control. Accordingly the operations of our Interactive Media segment were recorded retroactive to March 1, 1999.

In order to provide a meaningful basis for comparing the six months ended June 30, 2000 and 1999, and for purposes of the following table and discussion, the operating results of Liberty Digital, Inc. for the four months ended June 30, 1999 have been combined with the operating results of TCI Music, Inc. for the two months ended February 28, 1999, and the resulting six-month operating results are compared to the operating results for the six months ended June 30, 2000. Depreciation, amortization and certain other line items included in the operating results are not comparable between the six month periods as the two-month period ended February 28, 1999 does not include the effects of purchase accounting adjustments related to the AT&T merger, and subsequent periods do include the effects of purchase accounting adjustments related to the AT&T merger. The combining of the accounting

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


periods before and after the purchase accounting adjustments related to the merger is not acceptable under generally accepted accounting principles. Our Interactive Media segment, which is in the development stage, did not have any revenue during 1999 and for the six months ended June 30, 2000.

Revenue

Our Audio segment's revenues consist primarily of subscriber revenues derived from the distribution of our music services to homes and businesses. In addition, our Audio segment derives revenues from the rental of tuner boxes, sales and installations of sound system products and the provision of in-store audio marketing systems and custom messaging systems.

A significant amount of our Audio segment revenues are derived from related party transactions in accordance with certain agreements as follows:

o In connection with the acquisition of DMX, we are to receive payments from AT&T Broadband, which is obligated under an agreement ("AT&T Amended Contribution Agreement") to pay monthly revenue payments to us aggregating $18.0 million each year and adjusted annually through 2017 ("AT&T Broadband Annual Payment"). The AT&T Broadband Annual Payments represent the revenues received by AT&T Broadband affiliates from sales of DMX services net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to us.

o Pursuant to our affiliation agreement with Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of AT&T (the "SSI Affiliation Agreement"), effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute DMX services to commercial and residential customers for a 10-year period in exchange for licensing fees paid to us by SSI. Under the SSI Affiliation Agreement, we receive annual payments from SSI in the amount of $8.5 million subject to annual adjustments. In addition, we receive subscriber revenue from AT&T Broadband affiliates for the distribution of DMX services through AT&T Broadband's digital business.

o The following table summarizes our related party transactions as described above for the periods reflected in our accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                                                     Liberty Digital                          TCI Music
                                                   ----------------------------------------------------      ------------
                                                    Three           Three          Six          Four             Two
                                                    months          months        months        months          months
                                                    ended           ended         ended         ended           ended
                                                   June 30,        June 30,      June 30,      June 30,      February 28,
                                                     2000            1999          2000          1999            1999
                                                   --------        --------      --------      --------      ------------
Revenue from AT&T Broadband Annual Payments        $ 4,818           4,901          9,654         6,540   |       3,296
Operating charges paid to AT&T Broadband              (318)           (401)          (654)         (540)  |        (296)
Revenue from SSI                                     2,125           2,125          4,250         2,833   |       1,417
Revenue from AT&T Broadband                            678             561          1,423           764   |         470


Our total revenue from the Audio segment decreased $317,000, or 1.8%, from $18.0 million for the three months ended June 30, 1999 to $17.7 million for the three months ended June 30, 2000 and increased $535,000 or 1.6% from $33.7 million for the six months ended June 30, 1999 to $34.3 million for the six months ended June 20, 2000. Our revenue for the three months and six months ended June 30, 1999 included $3.1 million and $4.2 million, respectively, of residential subscriber revenues from Primestar, a direct broadcast satellite provider, which terminated the DMX service following Primestar's acquisition by Hughes Electronics Corp. on April 28, 1999. Excluding such revenue from Primestar, our Audio segment increased its revenue by $2.8 million, or 19.0%, from $14.9 million for the three months ended June 30, 1999 to $17.7 million for the six months ended June 30, 2000, and $4.7 million, or 15.9%, from $29.6 million for the six months ended June 30, 1999 to $34.3 million for the six months ended June 30, 2000. These increases in both periods primarily resulted from the continued growth of our commercial subscriber base due to our acquisition and establishment of sales offices in ten new markets since June 30, 1999.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Operating Expenses

Our operating expenses increased $94,000, or 2.6%, from $3.6 million for the three months ended June 30, 1999 to $3.7 million for the three months ended June 30, 2000 and increased $620,000, or 9.0%, from $6.9 million for the six months ended June 30, 1999 to $7.5 million for the six months ended June 30, 2000. Our operating expense increases for the periods were primarily attributable to higher music rights and royalty expenses as a result of the increases in our commercial subscriber revenue. In addition, our operating personnel expense in the Audio segment increased due to our addition of new employees as a result of our acquisition and establishment of sales offices in ten markets since June 30, 1999.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $2.5 million, or 29.1%, from $8.6 million for the three months ended June 30, 1999 to $11.1 million for the three months ended June 30, 2000 and increased $8.0 million, or 50.3%, from $15.9 million for the six months ended June 30, 1999 to $23.9 million for the six months ended June 30, 2000.

Of the increase, our Audio segment expenses increased $2.3 million, or 35.9%, from $6.5 million for the three months ended June 30, 1999 to $8.8 million for the three months ended June 30, 2000 and increased $4.3 million, or 34.6%, from $12.4 million for the six months ended June 30, 1999 to $16.7 million for the six months ended June 30, 2000. These increases consist primarily of higher commissions attributed to our increased subscriber fee revenue and our higher personnel, occupancy and promotional expense associated with our Audio segment's expansion of our commercial business in ten markets since June 30, 1999.

Of the increase, our Interactive Media segment increased $192,000, or 8.9%, from $2.2 million for the three months ended June 30, 1999 to $2.4 million for the three months ended June 30, 2000 and increased $3.7 million, or 106.9%, from $3.5 million for the six months ended June 30,1999 to $7.2 million for the six months ended June 30, 2000. The increase for the three-month period primarily represents $300,000 in severance expenses for employees associated with the closing of our New York office upon the relocation of the Company's headquarters to Los Angeles and the hiring of new employees. The increase for the six month period primarily represents $3.4 million of payroll taxes associated with options exercised by our employees under the 1997 Stock Incentive Plan ("1997 Options") and stock appreciation rights exercises and deferred compensation payments made to our executives under the Deferred Compensation and Stock Appreciation Rights Plan ("1999 SARs").

Stock Compensation

Stock compensation expense accruals relating to our deferred compensation and stock appreciation rights plan and our stock incentive plan are based on the trading price of our Series A Common Stock at the end of each fiscal quarter. An increase in the trading price of our Series A Common Stock over the previous quarter will result in an increase in stock compensation expense accruals, thereby decreasing our income from continuing operations (or increasing our loss from continuing operations) to the extent of the accrual. Conversely, a decrease in the price of our Series A Common Stock over the previous quarter will result in the reversal of a portion of the expense accrued for the previous quarter or quarters, thereby increasing our income from continuing operations (or reducing our loss from continuing operations) to the extent of the reversal.

For the three months and six months ended June 30, 2000, we recorded stock compensation credits of $13.8 million and $145.7 million, respectively, compared to our recorded stock compensation expenses of $239.8 million and $239.5 million for the comparable periods in the prior year. These stock compensation credits resulted from the decline in the stock price underlying the 1997 Options and 1999 SARs as well as the resignation of an executive on February 15, 2000. The accrued expense for earned 1997 Options at December 31, 1999 and still outstanding and unexercised at June 30, 2000 was based on a closing price at June 30, 2000 of $30.00 per share. Such accrual for earned 1997 Options was based on a stock price of $74.25 per share at December 31, 1999 and at $38.50 per share at March 31, 2000. The accrued expense for earned 1999 SARs at December 31, 1999 and still outstanding and unexercised at June 30, 2000 was based on the average market price in accordance with the 1999 SARs terms of $35.78 per share at June 30, 2000. Such accrual for earned 1999 SARs was based on an average price of $62.30 per share at December 31, 1999 and at $45.19 per share at March 31, 2000. The changes in the expense accrual were reflected as expense reversals. Offsetting these credits were additional stock compensation expenses for 1997 Options and 1999 SARs earned after December 31, 1999.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Depreciation and Amortization

Our depreciation and amortization expense increased $1.1 million, or 8.4%, from $13.3 million for the three months ended June 30, 1999 to $14.4 million for the three months ended June 30, 2000 and increased $8.8 million, or 45.7%, from $19.2 million for the six months ended June 30, 1999 to $28.0 million from for the six months ended June 30, 2000. The increase for these periods is primarily attributable to the increase in depreciation and amortization expense relating to the additions to property and equipment and intangibles resulting from businesses acquired after June 30, 1999. The significant increase for the six months ended June 30, 2000 is primarily attributable to the amortization of the fair value adjustments resulting from the AT&T merger with TCI and the access agreement transferred to us under the contribution agreement with Liberty on September 9, 1999, but recorded retroactive to March 1, 1999. Our amortization expense for these intangible assets transferred reflect a full six month period for 2000 compared to four months of amortization in 1999.

Interest Expense

Our unaffiliated interest expense and financing costs increased $757,000, or 24.4%, from $3.1 million for the six months ended June 30, 1999 to $3.9 million for the six months ended June 30, 2000. Such increase was attributed to higher interest rates on outstanding borrowings under the revolving bank loan agreement as described below. Additionally, the balance of debt under various notes payable relating to business acquisitions has increased. These notes had a total outstanding balance of $5.9 million at June 30, 2000, compared to $4.1 million at June 30, 1999. The increase in unaffiliated interest expense and financing costs for the three months ended June 30, 2000 is comparable to the corresponding period in the prior year.

Related party interest expense increased $2.0 million from $85,000 for the three months ended June 30, 1999 to $2.1 million for the three months ended June 30, 2000 and increased $3.1 million from $105,000 for the six months ended June 30, 1999 to $3.2 million for the six months ended June 30, 2000. These increases for both periods were due to borrowings from Liberty of $87.5 million at June 30, 2000 compared to $5.4 million at June 30, 1999.

Share of Losses of Affiliates

Our share of losses of affiliates increased $4.7 million from $607,000 for the three months ended June 30, 1999 to $5.3 million for the three months ended June 30, 2000 and increased $11.7 million from $800,000 for the six months ended June 30, 1999 to $12.5 million for the six months ended June 30, 2000. These losses were primarily attributable to our share in pogo.com losses of $2.1 million and $3.2 million for the three months and six months, respectively, ended June 30, 2000 and Online Retail Partners, Inc. losses of $2.8 million and $8.9 million for the three months and six months, respectively, ended June 30, 2000. We did not have interests in pogo.com and Online Retail Partners prior to June 30, 1999.

Dividend Income

The dividend income of $380,000 and $981,000 for the three months and six months ended, respectively, June 30, 2000, resulted from distributions received from our interests in KPCB Java Fund Limited Partners ("Java Fund"). These distributions were made in the form of shares of common stock of Viant Corp. and Intraware, Inc. recorded at the market value on the distribution date. We did not have any distributions from Java fund prior to June 30, 1999.

Investment Impairment

We wrote down our original investments and advances in Kaleidoscope Network, Inc. of $2.7 million to an estimated fair value of $450,000 at June 30, 2000.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Losses from Discontinued Operations

The losses from discontinued operations for the three months and six months ended June 30, 1999 of $15.1 million (net of income tax benefits of $9.3 million) and $19.3 million (net of income tax benefits of $11.8 million) represent the operating losses of our former Video and Internet segments, substantially all the assets of which were contributed for a 10% limited partnership interest in the MTVN Partnership. The partnership was formed on July 15, 1999 by us and MTV Networks, a division of Viacom International, Inc. As a result of this contribution, the operations of our Video and Internet segments were discontinued effective July 15, 1999.

Liquidity and Capital Resources

During the six months ended June 30, 2000, our net cash from operations and financing activities generated funds of $646,000 and $83.8 million, respectively, which were used for purchases of Interactive Media investments, business acquisitions and purchases of property and equipment totaling $82.5 million, resulting in a net increase in cash of $1.9 million.

We are a borrower under a revolving loan agreement dated December 30, 1997, as amended, which provides for current borrowings of up to $98.5 million. Our borrowings under this agreement bear interest at a rate per annum equal to either (i) the London Interbank Offering Rate (LIBOR) plus an applicable margin depending on our leverage ratio, as defined, for the preceding six month period or (ii) the bank's base rate. At June 30, 2000, we had fully utilized our availability under this revolving credit agreement and had an outstanding debt balance of $95.8 million and a $2.7 million letter of credit.

On October 21, 1999, we signed a promissory note amounting to $100 million in favor of a subsidiary of Liberty. The note matures on December 31, 2000 and bears an interest rate at the greater of the prime rate plus 1% or Federal Funds rate plus 2.25%. At June 30, 2000, we had drawn funds totaling $84.3 million and had recorded accrued interest totaling $3.2 million, which resulted in a note balance of $87.5 million at the end of the period. We have signed a non-binding letter of intent with Liberty to modify the terms of and increase the maximum principal amount of the note to approximately $190 million. The note would be secured by our interests in entities to which we would transfer our interests in Priceline.com Incorporated and iBEAM Broadcasting Corporation valued for that purpose at $40.0625 per share for Priceline.com and $18.0 per share for iBEAM, for a total of approximately $190 million. The proposed transaction would result in our receiving approximately $103 million in cash.

As part of the proposed transaction Liberty will exchange its shares of Series B Convertible Preferred Stock for two new series of preferred stock, Series C and Series D. The Series C preferred stock will have substantially the same terms as the Series B preferred stock, except that dividends on the new Series C will be payable in cash or shares of the new Series D preferred stock. The Series D preferred stock will be on a parity with the Series C preferred stock, will not be convertible, and will bear dividends at the rate of 12% of their liquidation value per annum, payable quarterly in cash or additional shares of Series D preferred stock. The Series C and Series D preferred stock will be redeemable after June 30, 2006 at the option of the holder or the company.

At June 30, 2000, we had available-for-sale securities consisting of common stock and common stock equivalent investments, carried at fair value based on quoted market prices. As of June 30, 2000, we had recorded an unrealized holding gain of $164.7 million, net of deferred income taxes of $107.7 million, which is included in "accumulated other comprehensive earnings" within the consolidated statement of stockholders' equity.

Our sources of funds include our available cash balances, net cash provided by our operating activities (including the AT&T Broadband Annual Payments), the available balance of the Liberty promissory note, and proceeds from our asset sales and financing activities. We will continue to evaluate investment and acquisition opportunities and expect to acquire additional equity interests in Internet e-commerce and content and interactive media technology businesses, and make business acquisitions related to the Audio segment. Should additional capital be needed to fund future investment and acquisition activity, we may seek to raise additional capital through public or private offerings of our stock or through debt financing. There can be no assurance, however that we will be able to raise additional capital on terms that are favorable to us.

The earned and unexercised 1997 Options and 1999 SARs of $315.8 million reflected as a current liability and $110.1 million reflected as a long term liability in the accompanying consolidated balance sheet at June 30, 2000, may be funded by the issuance of Series A Common Stock.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


For information concerning our other commitments and contingencies, see note 8 to the accompanying consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in the stock markets, in general, and changes in the stock price of our significant holdings, specifically. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific to industry changes and other factors.

In order to illustrate the effect of changes in stock prices on our investments accounted for as available for sale securities, we provide the following sensitivity analysis. Had the stock prices of these investments been 10% lower at June 30, 2000, the value of such securities would have been lower by approximately $53 million.

In July 2000, we entered into a five-year "cashless collar" with a financial services institution with respect to 3.125 million shares of Priceline.com common stock owned by us. In effect, we purchased a put option that gives us the right to require the counterparty to buy 3.125 million Priceline.com shares from us in approximately five years for $37.2114 per share. We simultaneously sold a call option giving the counterparty the right to buy the same shares from Liberty Digital in approximately five years for $91.501 per share. Since the purchase price of the put option was equal to the proceeds from the sale of the call option, the collar transaction was at no cost to us.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.

         (C).     Recent Sales of Unregistered Securities

                  During the three month period ended June 30, 2000, we sold unregistered securities as follows:

                  On March 16, 2000, we issued 185,536 shares of our Series A Common Stock pursuant to an Exchange Agreement by and between us and Kozmo.com, Inc. pursuant to which we received in exchange for our shares, 1,323,977 shares of Kozmo's 8% Series F Convertible Preferred Stock. All shares issued to Kozmo were issued subject to investment covenants and restrictions on transfer and no underwriter was retained in connection with that offer and sale. The transactions were considered not to involve any public offering and to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

                  On April 14, 2000, we issued 837,740 shares of our Series A Common Stock pursuant to an Exchange Agreement by and between us and Alloy Online, Inc. pursuant to which we received in exchange for our shares 2,922,694 shares of Alloy's common stock. All shares issued to Alloy were issued subject to investment covenants and restrictions on transfer and no underwriter was retained in connection with that offer and sale. The transactions were considered not to involve any public offering and to be exempt from registration under
                  Section 4(2) of the Securities Act.

                  On May 25, 2000, we issued 137,861 shares of our Series A Common Stock pursuant to a Merger Agreement by and between DMX Music, Inc., our wholly owned subsidiary, RCI Systems, Inc. and the sole shareholder of RCI pursuant to which DMX acquired RCI. All shares issued to the sole shareholder of RCI were issued subject to investment covenants and restrictions on transfer and no underwriter was retained in connection with that offer and sale. The transactions were considered not to involve any public offering and to be exempt from registration under Section 4(2) of the Securities Act.

                  On June 7, 2000, we issued 8,973 shares of our Series A Common Stock pursuant to a Purchase and Sale of Stock Agreement by and between DMX, Westwind Communications, Ltd. and the shareholders of Westwind pursuant to which DMX acquired Westwind. All shares issued to the shareholders of Westwind were issued subject to investment covenants and restrictions on transfer and no underwriter was retained in connection with that offer and sale. The transactions were considered not to involve any public offering and to be exempt from registration under Section 4(2) of the Securities Act.

                  On June 9, 2000, we issued 121,419 shares of our Series A Common Stock pursuant to a Series C Stock Purchase Agreement by and between us, Entera, Inc. and other investors in consideration of the purchase of 800,000 shares of Entera's Series C Convertible Preferred Stock. All shares issued to Entera were issued subject to investment covenants and restrictions on transfer and no underwriter was retained in connection with that offer and sale. The transactions were considered not to involve any public offering and to be exempt from registration under Section 4(2) of the Securities Act.

                  On June 16, 2000, we issued 316,612 shares of our Series A Common Stock pursuant to a Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock Purchase Agreement by and between us, ICTV, Inc. and other investors in consideration of the purchase of 4,065,041 shares of ICTV's Series E Convertible Preferred Stock. All shares issued to ICTV were issued subject to investment covenants and restrictions on transfer and no underwriter was retained in connection with that offer and sale. The transactions were considered not to involve any public offering and to be exempt from registration under Section 4(2) of the Securities Act.


Item 6.           Exhibits and Reports on Form 8-K.

Exhibits

     27.  Financial Data Schedule

(a) No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LIBERTY DIGITAL, INC.




   Date:  August 14, 2000        By:         /s/ Lee Masters
                                      ------------------------------------------
                                                 Lee Masters
                                                President and
                                           Chief Executive Officer


   Date:  August 14, 2000        By:          /s/ Mark Rozells
                                      ------------------------------------------
                                                  Mark Rozells
                                          Executive Vice President and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
27.                 Financial Date Schedule