Form 10-Q
period 2000-09-30
LIBERTY DIGITAL INC
filed 2000-11-14
CIK 1040449

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

Commission File No. 0-22815

                              LIBERTY DIGITAL, INC.
        ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            State of Delaware                             84-1380293
---------------------------------------     ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or organization)

           1100 Glendon Avenue
             Los Angeles, CA                                90024
----------------------------------------     -----------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (310) 209-3600
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----


     The number of shares outstanding of the Registrant's Series A Common Stock and Series B Common Stock as of October 31, 2000 were 31,008,878 and 171,950,167, respectively.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)

                                                                           September 30,     December 31,
                                                                               2000              1999
                                                                           -------------     ------------
Assets

Current assets:
   Cash and cash equivalents                                               $     14,480             2,176
   Trade receivables:
     Unaffiliated                                                                11,558             8,162
     Related party (note 7)                                                       4,305             2,839
     Allowance for doubtful accounts                                             (2,133)           (1,342)
                                                                           ------------      ------------
                                                                                 13,730             9,659
                                                                           ------------      ------------

   Prepaid expenses and other current assets                                      4,279             3,411
   Equipment inventory                                                            6,863             5,080
                                                                           ------------      ------------

         Total current assets                                                    39,352            20,326

Investments in affiliates, accounted for under the equity method                 27,366            34,345

Investments in available for sale securities: (notes 6 and 7)
   Investment in ACTV, Inc.                                                     126,829           516,088
   Investment in Open TV                                                         69,025           175,243
   Investment in Priceline.com, Inc.                                             91,578           148,047
   Other available for sale investments                                          83,998            90,670

Other investments, accounted for under the cost method:
   Investment in MTVN Partnership                                               136,350           135,975
   Other                                                                        142,593            81,482

Property and equipment, at cost:
   Furniture and equipment                                                       22,521            17,246
   Leasehold improvements                                                         1,984             1,087
   Studio and other support equipment                                             6,481             4,158
                                                                           ------------      ------------
                                                                                 30,986            22,491
Less: accumulated depreciation                                                   (9,116)           (4,072)
                                                                           ------------      ------------
                                                                                 21,870            18,419

Intangible assets, net of accumulated amortization (note 5)                     484,232           512,502


Other assets                                                                     14,316               765
                                                                           ------------      ------------

         Total assets                                                      $  1,237,509         1,733,862
                                                                           ============      ============

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                             (amounts in thousands)

                                                                           September 30,     December 31,
                                                                               2000              1999
                                                                           -------------     ------------
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                                   $     12,566            10,455
   Accrued liabilities on disposal - DMX-Europe N.V.                                140             1,116
   Current portion of debt                                                        5,932             5,327
   Note payable - related party (note 7)                                             --            23,347
   Accrued stock compensation, current (note 8)                                 259,288           537,364
                                                                           ------------      ------------

          Total current liabilities                                             277,926           577,609

Note payable - related party (note 7)                                           188,800                --
Debt                                                                              2,945            97,813
Negative investment in DMX-Europe N.V.                                            1,358             1,358
Accrued stock compensation, long term (note 8)                                   86,857           101,846
Deferred income tax liability (note 7)                                          129,820           375,818
Other liabilities                                                                15,550            16,854
                                                                           ------------      ------------
         Total liabilities                                                      703,256         1,171,298
                                                                           ------------      ------------

Redeemable preferred stock, $.01 par value, authorized 5,000,000 shares (note 7)

   Series C redeemable convertible preferred stock, $.01 par value,
     150,000 shares issued and outstanding in 2000, liquidation
     preference and redemption value of $150,000 in 2000                        150,000                --

   Series D redeemable preferred stock, non-convertible, $.01 par value, 8,106 shares issued and outstanding in 2000,
     liquidation preference and redemption value of $8,106 in 2000                8,106                --

   Series B redeemable convertible preferred stock, $.01 par value,
     150,000 shares issued and outstanding in 1999, liquidation
     preference and redemption value of $153,308 in 1999                             --           153,308

Stockholders' equity:

Common stock, $.01 par value:
   Series A;
     Authorized 1,000,000,000 shares; issued and outstanding
       30,981,174 shares in 2000 and 26,507,489 shares in 1999                      310               265
   Series B;
     Authorized 750,000,000 shares; issued and outstanding
       171,950,167 shares in 2000 and 1999                                        1,720             1,720
Paid-in capital                                                                 818,480           617,013
Accumulated deficit                                                            (378,446)         (463,010)
Deferred tax asset to be utilized by parent (note 7)                           (146,407)         (210,277)
Executive stock compensation adjustment by parent, net of taxes                      --            (4,615)
Accumulated other comprehensive earnings, net of taxes                           80,490           468,160
                                                                           ------------      ------------

         Total stockholders' equity                                             376,147           409,256
                                                                           ------------      ------------

Commitments and contingencies (note 9)

         Total liabilities and stockholders' equity                        $  1,237,509         1,733,862
                                                                           ============      ============

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                  (amounts in thousands, except per share data)

                                                                       Liberty Digital                            TCI Music
                                                  ----------------------------------------------------------   |  ----------
                                                                                                               |
                                                     Three           Three           Nine            Seven     |      Two
                                                    months          months          months          months     |    months
                                                     ended           ended           ended           ended     |     ended
                                                   Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,   |   Feb. 28,
                                                  ----------      ----------      ----------      ----------   |  ----------
                                                     2000            1999            2000            1999      |     1999
                                                  ----------      ----------      ----------      ----------   |  ----------
                                                                                                               |
                                                                                                               |
Revenue:                                                                                                       |
   Unaffiliated                                   $   11,968           7,887          30,904          20,932   |       5,364
   Related party (note 7)                              7,815           7,775          23,142          17,912   |       5,183
                                                  ----------      ----------      ----------      ----------   |  ----------
                                                                                                               |
                                                      19,783          15,662          54,046          38,844   |      10,547
Operating expenses:                                                                                            |
   Operating                                           3,708           3,925          11,181           8,586   |       2,191
   Selling, general and administrative                11,092           8,988          34,971          20,088   |       4,580
   Stock compensation (note 8)                       (78,794)        (49,454)       (224,534)        190,283   |          85
   Depreciation and amortization                      13,969          13,380          41,939          30,071   |       2,502
   Merger costs                                           --           1,067              --           1,067   |          --
                                                  ----------      ----------      ----------      ----------   |  ----------
                                                                                                               |
                                                     (50,025)        (22,094)       (136,443)        250,095   |       9,358
                                                                                                               |
     Operating income (loss)                          69,808          37,756         190,489        (211,251)  |       1,189|
                                                                                                               |
Other expense:                                                                                                 |
   Interest expense, net:                                                                                      |
     Unaffiliated                                     (2,306)         (1,544)         (6,165)         (3,610)  |      (1,036)
     Related party (note 7)                           (2,400)           (148)         (5,625)           (254)  |          --
                                                  ----------      ----------      ----------      ----------   |  ----------
                                                                                                               |
                                                      (4,706)         (1,692)        (11,790)         (3,864)  |      (1,036)
                                                                                                               |
   Loss on sale of investments, net of                                                                         |
     dividend income                                 (10,332)             --          (9,351)             --   |          --
   Share of losses of affiliates                      (4,257)           (404)        (16,789)         (1,198)  |          (6)
   Impairment of investment                               --              --          (2,204)             --   |          --
   Other, net                                          1,719              26           1,735               2   |          (2)
                                                  ----------      ----------      ----------      ----------   |  ----------
     Income (loss) from continuing                                                                             |
       operations before income taxes                 52,232          35,686         152,090        (216,311)  |         145
                                                                                                               |
Income tax benefit (expense)                         (21,783)        (12,552)        (67,526)         82,713   |      (1,049)
                                                  ----------      ----------      ----------      ----------   |  ----------
                                                                                                               |
     Income (loss) from continuing                                                                             |
       operations                                     30,449          23,134          84,564        (133,598)  |        (904)
                                                  ----------      ----------      ----------      ----------   |  ----------
                                                                                                               |
Discontinued operations:                                                                                       |
     Income(loss) from operations, net of                                                                      |
       income taxes                                       --              39              --         (15,822)  |      (3,440)
                                                  ----------      ----------      ----------      ----------   |  ----------
                                                                                                               |
Income (loss) before extraordinary item               30,449          23,173          84,564        (149,420)  |      (4,344)
                                                                                                               |
Extraordinary Item                                        --           7,700              --           7,700   |          --
                                                  ----------      ----------      ----------      ----------   |  ----------
                                                                                                               |
Net income (loss)                                     30,449          30,873          84,564        (141,720)  |      (4,344)
                                                  ----------      ----------      ----------      ----------   |  ----------
                                                                                                               |
Other comprehensive earnings, net of taxes:                                                                    |
                                                                                                               |
   Foreign currency translation                           --             170              --              99   |         (49)
   Unrealized holding gains (losses)                                                                           |
     arising during the period, net of tax           (84,226)        (94,914)       (387,670)        149,788   |          --
                                                  ----------      ----------      ----------      ----------   |  ----------
Other comprehensive earnings (loss)                  (84,226)        (94,744)       (387,670)        149,887   |         (49)
                                                  ----------      ----------      ----------      ----------   |  ----------
                                                                                                               |
Comprehensive earnings (loss)                     $  (53,777)        (63,871)       (303,106)          8,167   |      (4,393)
                                                  ==========      ==========      ==========      ==========   |  ==========

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS, CONTINUED

                  (amounts in thousands, except per share data)

                                                                      Liberty Digital                           TCI Music
                                                  -------------------------------------------------------   |  ----------
                                                                                                            |
                                                     Three          Three          Nine           Seven     |      Two
                                                    months         months         months         months     |    months
                                                     ended          ended          ended          ended     |     ended
                                                   Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,   |   Feb. 28,
                                                  ----------     ----------     ----------     ----------   |  ----------
                                                     2000           1999           2000           1999      |     1999
                                                  ----------     ----------     ----------     ----------   |  ----------
                                                                                                            |
                                                                                                            |
Basic earnings (loss) per share                                                                             |
   (note 3):                                                                                                |
                                                                                                            |
   Income (loss) from continuing operations       $     0.26           0.14           0.68          (0.99)  |       (0.01)
   Discontinued operations                              0.00           0.00           0.00          (0.08)  |       (0.05)
   Extraordinary item                                   0.00           0.04           0.00           0.04   |       (0.00)
                                                  ----------     ----------     ----------     ----------   |  ----------
   Income (loss) per share                        $     0.26           0.18           0.68          (1.03)  |       (0.06)
                                                  ==========     ==========     ==========     ==========   |  ==========
                                                                                                            |
   Weighted average common shares and                                                                       |
     equivalent shares                               202,800        196,132        201,116        189,368   |      81,377
                                                  ==========     ==========     ==========     ==========   |  ==========
                                                                                                            |
                                                                                                            |
Diluted earnings (loss) per                                                                                 |
   share (note 3):                                                                                          |
                                                                                                            |
   Income (loss) from continuing operations       $     0.23           0.12           0.61          (0.99)  |       (0.01)
   Discontinued operations                              0.00           0.00           0.00          (0.08)  |       (0.05)
   Extraordinary item                                   0.00           0.04           0.00           0.04   |       (0.00)
                                                  ----------     ----------     ----------     ----------   |  ----------
   Income (loss) per share                        $     0.23           0.16           0.61          (1.03)  |       (0.06)
                                                  ==========     ==========     ==========     ==========   |  ==========
                                                                                                            |
   Weighted average common shares and                                                                       |
     equivalent shares                               240,366        229,252        238,100        189,368   |      81,377
                                                  ==========     ==========     ==========     ==========   |  ==========

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (amounts in thousands)

                                                                                  Deferred      Executive
                                                                                     tax          stock       Accumulated
                                                                                    asset      compensation      other
                                        Common stock                                to be       adjustment   comprehensive
                                    -------------------   Paid in   Accumulated  utilized by    by parent,     earnings,
                                    Series A   Series B   capital     deficit       parent     net of taxes  net of taxes    Total
                                    --------   --------   --------  -----------  -----------   ------------  ------------- --------

Balance at January 1, 2000          $    265      1,720    617,013    (463,010)    (210,277)      (4,615)     468,160      409,256

Accretion of redeemable
 convertible preferred stock              --         --     (7,136)         --           --           --           --       (7,136)

Forgiveness of preferred
 dividend due to parent                   --         --      2,339          --           --           --           --        2,339

Shares issued for
 acquisitions and investments             27         --    111,062          --           --           --           --      111,089

Shares issued for exercise of
  stock appreciation rights
  (note 8)                                12         --     69,628          --           --           --           --       69,640

Sale of Series A common shares             6         --     24,994          --           --           --           --       25,000

Capital contributions from
  related parties for
  iBEAM/Priceline
  transactions (note 7)                   --         --      1,904          --           --           --           --        1,904

Initial value of put/call
  option contribution by
  related party, net of taxes
  (note 7)                                --         --      7,439          --           --           --           --        7,439

Settlement of stock
  appreciation awards by
  parent                                  --         --     (4,615)         --           --        4,615           --           --

Deferred tax on executive
  stock appreciation rights
  (notes 6 and 8)                         --         --         --          --       63,870           --           --       63,870

Deferred tax benefit
  transferred to parent (note 7)          --         --     (4,148)         --           --           --           --       (4,148)

Unrealized loss on available
  for sale securities                     --         --         --          --           --           --     (387,670)    (387,670)

Net income                                --         --         --      84,564           --           --           --       84,564
                                    --------   --------   --------    --------     --------     --------     --------     --------


Balance at September 30, 2000       $    310      1,720    818,480    (378,446)    (146,407)          --       80,490      376,147
                                    ========   ========   ========    ========     ========     ========     ========     ========

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)


                                                                               Liberty Digital            |    TCI Music
                                                                        -------------------------------   |   ------------
                                                                         Nine months      Seven months    |   Two months
                                                                            ended             ended       |      ended
                                                                        September 30,     September 30,   |   February 28,
                                                                        -------------     -------------   |   ------------
                                                                            2000              1999        |       1999
                                                                        -------------     -------------   |   ------------
                                                                                                          |
                                                                                                          |
Cash flows from operating activities:                                                                     |
                                                                                                          |
Net income (loss)                                                        $     84,564          (141,720)  |         (4,344)
                                                                                                          |
Add:  Loss from discontinued operations, net of                                                           |
            taxes                                                                  --            15,822   |          3,440
Less: Extraordinary item                                                           --            (7,700)  |             --
                                                                         ------------      ------------   |   ------------
Income (loss) from continuing operations                                       84,564          (133,598)  |           (904)
                                                                                                          |
Adjustments to reconcile net income (loss) to net cash provided                                           |
    by (used in) operating activities:                                                                    |
                                                                                                          |
      Loss on sale of investments, net of dividend                                                        |
          income                                                                9,351                --   |             --
      Depreciation and amortization                                            41,939            30,071   |          2,502
      Share of losses of affiliates                                            16,789             1,198   |              6
      Stock compensation                                                     (224,533)          190,283   |             85
      Provision for doubtful accounts                                             791               388   |            153
      Impairment of investments at cost                                         2,204                --   |             --
      Deferred income tax expense (benefit)                                    67,526           (82,713)  |          1,049
      Reversal of prior period royalty expense                                 (1,773)               --   |             --
                                                                                                          |
Changes in operating assets and liabilities, net of the effect of                                         |
    acquisitions and discontinued operations:                                                             |
                                                                                                          |
      Accounts receivable                                                      (2,918)           (1,000)  |           (510)
      Prepaid and other current assets                                         (2,292)           (1,763)  |          1,190
     Accounts payable, accrued expenses and other                                                         |
          liabilities                                                             (15)            4,219   |         (1,872)
                                                                         ------------      ------------   |   ------------
Net cash provided by (used in) continuing operating                                                       |
    activities                                                                 (8,367)            7,085   |          1,699
Net cash used in discontinued operating activities                                 --           (12,199)  |         (2,739)
                                                                         ------------      ------------   |   ------------
Net cash used in operating activities                                          (8,367)           (5,114)  |         (1,040)
                                                                         ------------      ------------   |   ------------

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                             (amounts in thousands)


                                                                     Liberty Digital                TCI Music
                                                            --------------------------------   |  -------------
                                                             Nine months       Seven months    |   Two months
                                                                ended              ended       |      ended
                                                            September 30,      September 30,   |  February 28,
                                                            -------------      -------------   |  -------------
                                                                 2000               1999       |       1999
                                                            -------------      -------------   |  -------------
                                                                                               |
                                                                                               |
Cash flows from investing activities:                                                          |
      Investments in and advances to affiliates and                                            |
          others, net of distributions                            (72,357)           (89,426)  |             --
      Proceeds from sale of investments                            14,241                 --   |             --
      Cash paid for business acquisitions, net of                                              |
          cash acquired                                            (5,749)            (3,877)  |           (155)
      Capital expended for property and equipment                  (8,296)            (3,772)  |         (2,053)
      Other investing activities                                     (244)               (58)  |            (92)
                                                            -------------      -------------   |  -------------
Net cash used in investing activities                             (72,405)           (97,133)  |         (2,300)
                                                            -------------      -------------   |  -------------
                                                                                               |
Cash flows from financing activities:                                                          |
                                                                                               |
    Borrowings from a related party                               283,750              9,637   |             --
    Payments on related party note                               (118,685)            (9,223)  |            (85)
    Capital contributions from related parties                      1,904                 --   |             --
    Proceeds from sale of series A common shares                   25,000                 --   |             --
    Proceeds from exercise of stock options                         1,106              4,334   |             --
    Redemption of preferred shares                                     --               (148)  |             --
    Borrowings of debt                                                 --                464   |          4,500
    Repayment of debt                                             (99,999)            (4,196)  |           (157)
                                                            -------------      -------------   |  -------------
Net cash provided by financing activities                          93,076                868   |          4,258
                                                            -------------      -------------   |  -------------
                                                                                               |
Net (decrease) increase in cash and cash equivalents               12,304           (101,379)  |            918
                                                                                               |
Cash and cash equivalents, beginning of period                      2,176            126,214   |          5,467
                                                            -------------      -------------   |  -------------
                                                                                               |
Cash and cash equivalents, end of period                    $      14,480             24,835   |          6,385
                                                            =============      =============   |  =============

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

(1)      Basis of Presentation

The accompanying interim consolidated balance sheet at September 30, 2000 and consolidated statements of operations and comprehensive earnings, stockholders' equity and cash flows for the periods presented are unaudited. The results of operations for the two months ended February 28, 1999 reflect the operations of the Company before AT&T Corp. ("AT&T") acquired Tele-Communications Inc. ("TCI") in a merger ("AT&T Merger") and before the "Contribution Agreement" between Liberty Media Corporation ("Liberty") and the Company.

As a result of the AT&T Merger and Contribution Agreement, Liberty applied "push down" accounting and recorded in the accounts of the Company the fair value adjustments relating to the assets of the Company as recorded by Liberty upon completion of the AT&T Merger. In connection with the Contribution Agreement with Liberty, the Company recorded related party transactions at predecessor cost in a manner similar to pooling of interests. For financial statement purposes, the fair value adjustments and the transactions under the Contribution Agreement were reflected retroactive to March 1, 1999.

Certain reclassifications of prior period amounts have been made to conform to the current period's reporting format.

(2)      Accounting Standards

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 is not expected to have a material impact on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("Interpretation No. 44"), an interpretation of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Certain Transactions involving Stock Compensation. Interpretation No. 44 is effective after July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that Interpretation No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying Interpretation No. 44 are recognized on a prospective basis from July 1, 2000. The adoption of Interpretation no. 44 does not have a material impact on the Company's financial statements.

(3)      Earnings (Loss) Per Common and Potential Common Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income
(loss) attributable to common shareholders and weighted average outstanding common shares used in the computation of basic and diluted earnings (loss) per share in the accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                                                         Liberty Digital                                TCI Music
                                              -------------------------------------------------------------------  |  -------------
                                                  Three             Three              Nine             Seven      |       Two
                                                 months            months            months            months      |     months
                                                  ended             ended             ended             ended      |      ended
                                              September 30,     September 30,     September 30,     September 30,  |  February 28,
                                                   2000              1999              2000              1999      |       1999
                                              -------------     -------------     -------------     -------------  |  -------------
                                                                                                                   |
                                                                                                                   |
Net income (loss)                             $      30,449            30,873            84,564          (141,720) |         (4,344)
                                                                                                                   |
Deferred tax assets to be utilized by                                                                              |
     parent                                          25,253             4,815            59,722           (52,944) |             --
Accretion of redeemable preferred stock              (2,759)             (472)           (7,136)             (829) |           (252)
                                              -------------     -------------     -------------     -------------  |  -------------
Net income (loss) attributable to common                                                                           |
     shareholders                                    52,943            35,216           137,150          (195,493) |         (4,596)
Accretion of redeemable preferred stock               2,759               472             7,136                --  |             --
                                              -------------     -------------     -------------     -------------  |  -------------
Net income (loss) attributable to common                                                                           |
     shareholders - dilutive                         55,702            35,688           144,286          (195,493) |         (4,596)
                                              =============     =============     =============     =============  |  =============
                                                                                                                   |
Weighted average shares outstanding -                                                                              |
     basic                                          202,800           196,132           201,116           189,368  |         81,377
Redeemable preferred stock                           25,751            25,751            25,751                --  |             --
Stock appreciation rights                            11,815             7,369            11,233                --  |             --
                                              -------------     -------------     -------------     -------------  |  -------------
Weighted average shares outstanding -                                                                              |
     dilutive                                       240,366           229,252           238,100           189,368  |         81,377
                                              =============     =============     =============     =============  |  =============

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash paid for interest during the periods presented was as follows (amounts in thousands):

                  Liberty Digital            Nine months ended September 30, 2000                               6,188
                                             Seven months ended September 30,1999                               4,002
                  ---------------------------------------------------------------------------------------------------
                  TCI Music                  Two months ended February 28, 1999                                 1,184

Cash paid for taxes for the periods presented are not material.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant noncash investing and financing activities are reflected in the following table (amounts in thousands):

                                                                          Liberty Digital                TCI Music
                                                                 --------------------------------   |  -------------
                                                                      Nine              Seven       |       Two
                                                                     months            months       |     months
                                                                      ended             ended       |      ended
                                                                 September 30,      September 30,   |   February 28,
                                                                      2000               1999       |       1999
                                                                 -------------      -------------   |  -------------
                                                                                                    |
                                                                                                    |
Fair value of investment in MTVN Partnership                     $          --            135,000   |             --
Less: Net assets of discontinued operations contributed                     --           (120,000)  |             --
      Related party liability assumed                                       --            (15,000)  |             --
Investments, net of distributions                                      179,771                 --   |             --
Fair value of other businesses acquired                                 16,663              6,475   |            221
Other liabilities assumed                                               (1,502)                --   |             (6)
Debt issued                                                             (5,737)            (2,598)  |            (60)
Common stock issued for investments and acquisitions                  (111,089)                --   |             --
                                                                 -------------      -------------   |  -------------
Cash paid for investments and acquisitions                       $      78,106              3,877   |            155
                                                                 =============      =============   |  =============
                                                                                                    |
Accretion of redeemable convertible preferred stock              $       7,136                829   |            252
                                                                 =============      =============   |  =============
                                                                                                    |
Conversion of Series A Preferred Stock to common stock           $          --             34,782   |             --
                                                                 =============      =============   |  =============
                                                                                                    |
Contribution of put/call option by related party                 $      12,306                 --   |             --
                                                                 =============      =============   |  =============

(5)      Intangible Assets

The following is a summary of the intangible assets as of the following periods (amounts in thousands):

                                                            September 30,       December 31,
                                                                 2000               1999
                                                            -------------      -------------

Access agreement                                            $     250,000            250,000
Goodwill from AT&T Merger                                         199,179            199,179
Excess of acquisition costs over net assets acquired              105,780             97,829
Other                                                               2,315              1,822
                                                            -------------      -------------
                                                                  557,274            548,830
Accumulated amortization                                          (73,042)           (36,328)
                                                            -------------      -------------
                                                            $     484,232            512,502
                                                            =============      =============

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)      Derivative Instruments and Hedging Activities

The Company has entered into a "cashless" collar transaction with respect to certain securities held by the Company. The cashless collar provides the Company with a put option that gives it the right to require the counterparty to buy designated shares at a designated price per share and simultaneously provides the counterparty a call option giving it the right to buy the same number of shares at a designated price per share. As the Company's cashless collar is designated to specific shares of stock held by the Company and the changes in the fair value of the cashless collar are correlated with changes in the fair value of the underlying securities, the cashless collar functions as a hedge. Accordingly, changes in the fair value of the cashless collar are designated to specific shares which are accounted for as available-for-sale securities is reported as a component of comprehensive earnings as unrealized gains along with the changes in the fair value of the underlying securities.

During 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"), as amended by SFAS No. 137, which is effective for all fiscal years beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under Statement 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposure of net investments in foreign operations. Although the Company's management has not completed its assessment of the impact of Statement 133 on its consolidated results of operations and financial position, management does not expect that the impact of Statement 133 will be significant, however, there can be no assurances that the impact will not be significant.

(7)      Related Party Transactions

Pursuant to the AT&T Amended Contribution Agreement between AT&T Broadband, LLC ("AT&T Broadband") and the Company effective since July 1, 1997, AT&T Broadband is required to deliver, or cause certain of its subsidiaries to deliver, to the Company the AT&T Broadband Annual Payments, aggregating $18 million, adjusted annually through 2017. Such payments represent the revenues received by AT&T Broadband from sales of DMX services. The agreement also requires the Company to pay AT&T Broadband charges for certain services rendered in connection with the AT&T Broadband Annual Payments. Such charges are included in operating expenses in the accompanying consolidated statements of operations and comprehensive earnings.

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

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the related party transactions as described above for the periods reflected in the accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                                                     Liberty Digital                                   TCI Music
                                         ----------------------------------------------------------------------   |  -------------
                                             Three              Three               Nine              Seven       |       Two
                                             months             months             months             months      |      months
                                             ended              ended              ended              ended       |      ended
                                         September 30,      September 30,      September 30,      September 30,   |   February 28,
                                              2000               1999               2000               1999       |       1999
                                         -------------      -------------      -------------      -------------   |  -------------
                                                                                                                  |
                                                                                                                  |
Revenue from AT&T Broadband Annual                                                                                |
     Payments                            $       4,807              4,867             14,461             11,406   |          3,296
Operating charges paid to AT&T                                                                                    |
     Broadband                                    (307)              (367)              (961)              (906)  |           (296)
Revenue from SSI                                 2,125              2,125              6,375              4,958   |          1,417
Revenue from AT&T Broadband                        883                783              2,306              1,548   |            470


On October 21, 1999, the Company signed a promissory note in favor of a subsidiary of Liberty which allowed the Company to draw funds up to $100 million, with a maturity date of December 31, 2000 and an interest rate that is the greater of the prime rate plus 1% or federal funds rate plus 2.25%. On September 29, 2000, the Company repaid this note in full, including accrued interest thereon in the amount of $93.5 million.

On September 29, 2000, the Company signed two promissory notes totaling $188.5 million in favor of Liberty. These notes bear interest at 9% compounded annually and are secured by the Company's 99% preferred interest in two entities as described below, to which the Company has transferred certain assets. The only obligors on the notes are the subsidiaries which hold the respective preferred interests in the two entities. The accrued interest and principal on the notes are payable upon the sale of the Company's preferred interests or on the due date of the notes, whichever is earlier. These entities are consolidated in the Company's financial statements as of September 30, 2000. The transactions ("iBEAM/Priceline transactions") with these entities are detailed as follows:

o The Company transferred its interest in 3,125,000 shares of Priceline.com Incorporated ("Priceline") valued at $40.0625 per share or $125.2 million and its interest in the net value of a put and call on the Priceline shares which the Company has entered into, as a five year cashless collar, with a financial services institution prior to the transfer of these shares, into a newly formed subsidiary LLC ("Priceline LLC"). In conjunction with this transfer, the Company maintained a 99% preferred interest in Priceline LLC, which earns a 9% preferred return and a preferred right to its ultimate liquidation value of $123.9 million, and sold a 1% common interest to a subsidiary of Liberty. The Company received $1.3 million on September 29, 2000 for the 1% common interest, which amount is reflected in our financial statements as a capital contribution from Liberty. At September 30, 2000, the Company marked to market the value of Priceline shares and the accompanying put and call option, and has reflected the unrealized gain/loss (net of deferred taxes) as part of "accumulated other comprehensive earnings, net of taxes", in the consolidated statement of stockholders equity. The promissory note of $123.9 million related to this transaction is due on September 28, 2010.

o The Company transferred its interest in 3,623,684 shares of iBEAM Broadcasting Corporation ("iBEAM") valued at $18.00 per share or $65.2 million into a newly formed subsidiary LLC ("iBEAM LLC"). In conjunction with this transfer, the Company maintained a 99% preferred interest in iBEAM LLC, which earns a 9% preferred return and a preferred right to its ultimate liquidation value of $64.5 million, and sold 1% common interest to a related party. The preferred interest has attached a put and call option in which the counterparty is the 1% common interest holder in the entity. The Company received $652,000 on September 29, 2000 for the 1% common interest, which amount is reflected in the Company's financial statements as a capital contribution from a subsidiary of Liberty. At September 30, 2000, the Company marked to market the value of iBEAM shares and recorded the unrealized gain/loss (net of deferred taxes) as part of "accumulated other comprehensive earnings,

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         net of taxes", within the consolidated statement of stockholders' equity. At September 30, 2000, the Company recorded the fair value of the put and call option on the iBEAM shares of $12.3 million as other assets and reflected this asset as a capital contribution (net of tax) from Liberty since the put and call transaction was among related subsidiaries of Liberty. The change in the value of the put and call option in future periods will be recorded in the income statement. The promissory note of $64.6 million related to this transaction is due on September 28, 2008.

On September 29, 2000, Liberty exchanged the outstanding shares of Series B Redeemable Convertible Preferred Stock for two new series of preferred stock, Series C and Series D. The Series C preferred stock has substantially the same terms as the Series B preferred stock, except that dividends on the new Series C are payable in cash or shares of the new Series D preferred stock. The dividend rate is 5% per annum, and 7% in the event of a default under the terms of the agreement. The Series D preferred stock is not convertible and bears dividends at the rate of 12% of its liquidation value per annum, payable quarterly in cash or additional shares of Series D preferred stock. The Series C and Series D preferred stock will be redeemable after June 30, 2006 at the option of the holder or the Company. As a result of this transaction, the Company issued 8,106 shares of Series D preferred stock as payment of dividends due on the Series B preferred stock up to September 29, 2000, and exchanged the Series B and C Redeemable Preferred Stock on a one-for-one basis.

The Company leases certain office space, uplinking and satellite services from National Digital Television Center, Inc. ("NDTC"). Total expenses under such lease agreements are reflected in the accompanying consolidated statements of operations and comprehensive earnings as follows (amounts in thousands):

                                                                    Liberty Digital                                TCI Music
                                         -------------------------------------------------------------------  |  -------------
                                             Three             Three             Nine              Seven      |       Two
                                             months            months            months            months     |      months
                                             ended             ended             ended             ended      |      ended
                                         September 30,     September 30,     September 30,     September 30,  |   February 28,
                                              2000              1999              2000              1999      |       1999
                                         -------------     -------------     -------------     -------------  |  -------------
                                                                                                              |
                                                                                                              |
Operating expenses                       $       1,610             1,300             4,126             2,942  |            773
                                                                                                              |
Loss from discontinued operations                   --                82                --               656  |            281

The Company was included in the consolidated federal income tax return of TCI up to February 28, 1999. Starting March 1, 1999, the Company was included in the consolidated tax return of AT&T and is party to a Tax Liability Allocation and Indemnification Agreement with its parent, Liberty, dated September 9, 1999 (the "Tax Sharing Agreement"). The income tax provision for the Company is calculated based on a hypothetical tax liability determined as if the Company filed a separate tax return.

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

During the nine months ended September 30, 2000, Liberty utilized tax benefits of $4.1 million related to net operating losses incurred by the Company in previous periods.

Further, the Company has agreed to pay Liberty for any income tax benefits realized with respect to the Deferred Compensation and Stock Appreciation Rights Plan. At September 30, 2000, the Company had recorded $146.4 million of deferred tax benefits related to this plan as a separate component of stockholders' equity.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      Deferred Compensation and Stock Option Plan

Certain officers and key employees of the Company are parties to stock-based compensation arrangements, as described below:

Participants under the Company's 1997 Stock Incentive Plan hold options with tandem stock appreciation rights ("1997 Options"), which base compensation on the performance of the Company's stock.

A key employee is the sole participant in the Deferred Compensation and Stock Appreciation Rights Plan ("1999 SARs"), approved on September 9, 1999, which bases compensation on the market value of the Company's stock using a combination of deferred compensation and stock appreciation rights ("SARs"). A former key executive held vested 1999 SARs, which were exercised prior to his resignation on February 15, 2000. During the nine months ended September 30, 2000, the Company paid deferred compensation to the former executive in the form of common stock of the Company and cancelled his unvested deferred compensation rights and 1999 SARs in accordance with the provisions of the plan. Additionally, Liberty made $10 million in cash payments related to a guarantee on the value of the common stock granted to settle the awards, and such amount was recorded as expense in the Company's financial statements.

Stock compensation expense has been recorded in the accompanying financial statements pursuant to APB Opinion No. 25. These estimates are subject to future adjustments based upon vesting and the market value of the Company's Series A Common Stock and, ultimately, on the final determination of market value when the rights are exercised. The consolidated statements of operations and comprehensive earnings for the three months and nine months ended September 30, 2000 reflect credit adjustments of $78.8 million and $224.5 million, respectively, due to the decline in the stock price underlying the 1997 Options and 1999 SARs, as well as for the effect of the resignation of a former key executive on February 15, 2000, a portion of whose options were forfeited. The accrued expense for earned 1997 Options at December 31, 1999 and still outstanding and unexercised at September 30, 2000 was based on a closing price at September 30, 2000 of $20.25 per share. Such accrual for earned 1997 Options was based on closing stock prices of $74.25 per share at December 31, 1999 and $30.00 at June 30, 2000. The accrued expense for earned 1999 SARs at December 31, 1999 and still outstanding and unexercised at September 30, 2000 was based on the average market price in accordance with the 1999 SARs terms of $21.70 per share at September 30, 2000. Such accrual for earned 1999 SARs was based on an average price of $62.30 per share at December 31, 1999 and $35.78 per share at June 30, 2000. The changes in the expense accrual were reflected as expense reversals. Offsetting these credits were additional stock compensation expenses for 1997 Options and 1999 SARs earned after December 31, 1999. The combined 1997 Options and 1999 SARs liability is $346.1 million of which $86.9 million is reflected as long term in the consolidated balance sheet at September 30, 2000.

(9)      Commitments and Contingencies

The Company guaranteed certain obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation GmbH ("Selco"), and a related side letter agreement (the "Selco Agreement"). On July 10, 2000, the Company signed a settlement agreement and paid Selco $950,000 for settlement and mutual release from any and all claims.

The Company licenses rights to re-record and distribute music from a variety of sources and pays royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and the Society of European Stage Authors and Composers ("SESAC"). The Company has separate agreements with ASCAP, BMI and SESAC for residential and commercial distribution. Certain of the agreements are being negotiated on an industry-wide basis including new rate structures that may require retroactive rate increases. The Company has continued to accrue royalties under agreements that are being negotiated based on its best estimate, after consultation with counsel and consideration of the terms and rates of the expired contracts. The Company is unable to determine whether the outcome of these negotiations will have a material effect on the financial statements as the matter is still in negotiations.

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

On or about December 8, 1998, BMI initiated an action against the Company and others in the United States District Court for the Southern District of New York for a determination of a reasonable license fee for the right to use music in the BMI repertory distributed to commercial customers. The parties are currently in the discovery process and a preliminary judgement in the case, which was ruled on by the judge, has been appealed by other music service providers. The Company is unable to determine whether the outcome of this matter will have a material effect on the financial statements.

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

As a result of the 1995 Copyright Act, there is a performance right payable to the record companies on residential services. Commercial distribution is exempt from this royalty. A copyright arbitration royalty panel ("CARP") determined that the residential performance right royalty will be 6.5% of residential revenues, commencing February 1, 1996. As a result of the 1998 Digital Millennium copyright Act, the Company will be required to pay an ephemeral reproduction royalty to Recording Industry Association of America for commercial and residential distribution, and a performance royalty for webcasting. A CARP proceeding has been initiated to determine webcasting and digital ephemeral reproduction rates. The outcome of this proceeding is unknown and will be determined, at the earliest, in the second half of 2001. The Company is unable to determine whether the outcome of this matter will have a material effect on the financial statements.

On August 25, 1999, Ground Zero Entertainment Corporation ("Ground Zero") commenced an action against the Company in the Supreme Court of the State of New York for breach of contract, tortious interference with contract, tortious interference with prospective business relations, fraudulent concealment, and fraudulent misrepresentation, and to rescind a February 1999 transaction between Ground Zero and the Company pursuant to which the Company transferred certain assets of Paradigm Associated Labels ("PAL") to Ground Zero. The court has dismissed all claims except for the fraudulent misrepresentation allegations. The Company's motion for clarification and reargument regarding the fraudulent allegations is pending. On May 23, 2000, the court established a schedule for discovery, which is presently underway. All discovery must be completed by May 15, 2001. The Company believes that the outcome of this matter will not have a material effect on the financial statements.

In December 1999, David Wolin ("Wolin"), a former employee of PAL, commenced an action against the Company in the Supreme Court of the State of New York. The complaint asserts, among other things, that the Company breached obligations to Wolin under his employment agreement. On April 7, 2000, the Wolin and Ground Zero actions were consolidated. On May 23, 2000, the court established a schedule for discovery, which is presently underway. All discovery must be completed by May 15, 2001. The Company believes that the outcome of this matter will not have a material effect on the financial statements.

On September 29, 1999, XTRA Music, Limited ("XTRA") commenced an action against the Company in the U.S. District Court, in Los Angeles, California. The complaint in this action sought a permanent injunction based upon claims of breach of contract, unfair business practices and copyright infringements. On August 24, 2000, in a

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

separate transaction, company acquired a 50% interest in XTRA. As part of that separate transaction, the suit by XTRA was dismissed with prejudice.

(10)     Subsequent Event

On August 18, 2000, the Company entered into a letter of intent to acquire from Sony Pictures Entertainment Inc. ("SPE") a 50% interest in The Game Show Network, L.P. ("GSN") for $225 million in cash and $50 million in stock. This transaction is subject to the execution of definitive agreements and customary conditions to closing. At the closing, SPE and the Company will each commit to provide up to $37.5 million in cash to GSN as additional capital contribution. This transaction is anticipated to close in the fourth quarter of 2000.

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

                                                                                           Liberty Digital
                                                                     -----------------------------------------------------------
                                                                             Three months                    Three months
                                                                                ended                           ended
                                                                          September 30, 2000              September 30, 1999
                                                                     ---------------------------     ---------------------------
                                                                                     Interactive                     Interactive
                                                                        Audio           Media           Audio           Media
                                                                     ----------      -----------     ----------      -----------

         Revenue                                                     $   19,783              --          15,662              --

         Income (loss) from continuing operations, excluding
              stock-based compensation and before income taxes       $   (4,880)        (21,682)            699         (14,467)

         Income (loss) from continuing
              operations before income taxes                         $   46,758           5,474         (45,077)         80,763

         Capital expended for property and
              equipment and investments                              $    8,597         104,623           3,200          46,484

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Liberty Digital                              TCI Music
                                                   ------------------------------------------------------------- | -----------------
                                                            Nine months                     Seven months         |    Two months
                                                               ended                            ended            |      ended
                                                         September 30, 2000               September 30, 1999     | February 28, 1999
                                                   ----------------------------     ---------------------------- | -----------------
                                                                    Interactive                      Interactive |
                                                      Audio            Media           Audio            Media    |       Audio
                                                   -----------      -----------     -----------      ----------- |    -----------
                                                                                                                 |
                                                                                                                 |
         Revenue                                   $    54,046               --          38,844               -- |         10,547
                                                                                                                 |
         Income (loss) from continuing                                                                           |
         operations, excluding stock-based                                                                       |
         compensation and before income taxes      $   (26,362)         (46,082)        (11,233)         (14,795)|            230
                                                                                                                 |
         Income (loss) from continuing                                                                           |
         operations before income taxes            $    47,122          104,968         (77,369)        (138,942)|            145
                                                                                                                 |
         Capital expended for property and                                                                       |
         equipment and investments                 $    12,943           59,218           7,610           89,465 |          2,300

                                                September 30,      December 31,
                                                     2000              1999
                                                -------------     -------------
                  Segment Assets

                  Audio                         $     250,295           321,115
                  Interactive Media                   987,214         1,412,747
                                                -------------     -------------
                                                    1,237,509         1,733,862
                                                =============     =============

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

Summary of Operations

We are a diversified new media company focused on the development of interactive television programming with interests in interactive media technology and Internet e-commerce and content businesses. Through our wholly owned subsidiary, DMX Music, Inc. (formerly DMX, LLC) ("DMX"), we also own and operate a subscription music business, which provides continuous, commercial free music programming to homes and businesses. We view our operations as two business segments, interactive media ("Interactive Media") and audio ("Audio"). As of the date of this report, our interactive media business is in an early development stage and has not generated any revenues. We are a majority-owned subsidiary of Liberty Media Corporation ("Liberty"), which in turn is a wholly owned subsidiary of AT&T Corp. ("AT&T"). We were incorporated in Delaware on January 21, 1997 as a wholly owned subsidiary of Tele-Communications, Inc. ("TCI") for the purpose of acquiring DMX. On July 17, 1997, we acquired DMX. In this transaction, we became a publicly held, majority-owned subsidiary of TCI. On March 9, 1999, TCI transferred its majority interest in our company to Liberty, which at that time was a wholly owned subsidiary of TCI. AT&T acquired TCI on March 9, 1999 in a merger. On March 10, 2000, TCI was converted into a Delaware limited liability company and renamed AT&T Broadband, LLC ("AT&T Broadband") of which AT&T is the sole member.

For purposes of the following analysis and discussion, the nine months ended September 30, 1999 represents the operations of our Audio segment for the two months ended February 28, 1999 and the combined operations of our Audio and Interactive Media segments for the seven months ended September 30, 1999. Our Interactive Media segment was added as a result of the contribution transaction completed on September 9, 1999 as discussed in note 1 to the accompanying financial statements. The addition of our Interactive Media segment was accounted for as an "as-if" pooling of interest, since the transaction was between entities under common control. Accordingly, the operations of our Interactive Media segment were recorded retroactive to March 1, 1999.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

In order to provide a meaningful basis for comparing the nine months ended September 30, 2000 and 1999, and for purposes of the following table and discussion, the operating results of Liberty Digital, Inc. for the seven months ended September 30, 1999 have been combined with the operating results of TCI Music, Inc. for the two months ended February 28, 1999, and the resulting nine-month operating results are compared to the operating results for the nine months ended September 30, 2000. Depreciation, amortization and certain other line items included in the operating results are not comparable between the nine month periods as the two-month period ended February 28, 1999 does not include the effects of purchase accounting adjustments related to the AT&T merger, and subsequent periods do include the effects of purchase accounting adjustments related to the AT&T merger. The combining of the accounting periods before and after the purchase accounting adjustments related to the merger is not acceptable under generally accepted accounting principles. Our Interactive Media segment, which is in the development stage, did not have any revenue during 1999 and for the nine months ended September 30, 2000.

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

o The following table summarizes our related party transactions as described above for the periods reflected in our accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                                                       Liberty Digital                                 TCI Music
                                             -------------------------------------------------------------------  |  -------------
                                                 Three             Three             Nine              Seven      |       Two
                                                 months            months            months            months     |      months
                                                 ended             ended             ended             ended      |      ended
                                             September 30,     September 30,     September 30,     September 30,  |   February 28,
                                                  2000              1999              2000              1999      |       1999
                                             -------------     -------------     -------------     -------------  |  -------------
                                                                                                                  |
                                                                                                                  |
     Revenue from AT&T Broadband Annual                                                                           |
          Payments                           $       4,807             4,867            14,461            11,406  |          3,296
     Operating charges paid to AT&T                                                                               |
          Broadband                                   (307)             (367)             (961)             (906) |           (296)
     Revenue from SSI                                2,125             2,125             6,375             4,958  |          1,417
     Revenue from AT&T Broadband                       883               783             2,306             1,548  |            470

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

Our total revenue from the Audio segment increased $4.1 million, or 26.3%, from $15.7 million for the three months ended September 30, 1999 to $19.8 million for the three months ended September 30, 2000 and increased $4.7 million or 9.4% from $49.4 million for the nine months ended September 30, 1999 to $54.0 million for the nine months ended September 20, 2000. Our revenue for the nine months ended September 30, 1999 included $4.2 million of residential subscriber revenues from Primestar, a direct broadcast satellite provider, which terminated the DMX service following Primestar's acquisition by Hughes Electronics Corp. on April 28, 1999. Excluding such revenue from Primestar, our Audio segment increased $8.9 million or 19.6% from $45.2 million for the nine months ended September 30, 1999 to $54.0 million for the nine months ended September 30, 2000. These increases in both periods primarily resulted from the continued growth of our commercial subscriber base due to our acquisition and establishment of sales offices in twelve new markets since September 30, 1999 .

Operating Expenses

Our operating expenses decreased $217,000, or 5.5%, from $3.9 million for the three months ended September 30, 1999 to $3.7 million for the three months ended September 30, 2000 due to sublease income from our C-3 satellite which we did not have during the three months ended September 30, 1999. Our operating expenses increased $404,000, or 3.7%, from $10.8 million for the nine months ended September 30, 1999 to $11.2 million for the nine months ended September 30, 2000 primarily attributable to higher music rights and royalty expenses as a result of the increases in our commercial subscriber revenue. In addition, our operating personnel expense in the Audio segment increased due to our addition of new employees as a result of our acquisition and establishment of sales offices in twelve markets since September 30, 1999.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $2.1 million, or 23.4%, from $9.0 million for the three months ended September 30, 1999 to $11.1 million for the three months ended September 30, 2000 and increased $10.3 million, or 41.7%, from $24.7 million for the nine months ended September 30, 1999 to $35.0 million for the nine months ended September 30, 2000.

Of the increase, our Audio segment expenses increased $2.7 million, or 39.4%, from $6.7 million for the three months ended September 30, 1999 to $9.4 million for the three months ended September 30, 2000 and increased $7.2 million, or 37.8%, from $19.0 million for the nine months ended September 30, 1999 to $26.1 million for the nine months ended September 30, 2000. These increases consist primarily of higher commissions attributed to our increased subscriber fee revenue and our higher personnel, occupancy and promotional expense associated with our Audio segment's expansion of our commercial business in twelve new markets since September 30, 1999.

Of the increase, our Interactive Media segment decreased $600,000, or 24.7%, from $2.3 million for the three months ended September 30, 1999 to $1.7 million for the three months ended September 30, 2000 and increased $3.1 million, or 55.2%, from $5.7 million for the nine months ended September 30,1999 to $8.8 million for the nine months ended September 30, 2000. The decrease for the three-month period was primarily due to the savings in personnel and occupancy costs resulting from the closing of our New York office on June 30, 2000 upon the relocation of the Company's headquarters to Los Angeles. The increase for the nine month period primarily represents $3.4 million of payroll taxes associated with options exercised by our employees under the 1997 Stock Incentive Plan ("1997 Options") and stock appreciation rights exercises and deferred compensation payments made to our executives under the Deferred Compensation and Stock Appreciation Rights Plan ("1999 SARs"). Offsetting these were savings in personnel and occupancy costs resulting from the closing of our New York office on June 30, 2000.

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

For the three months and nine months ended September 30, 2000, we recorded stock compensation credits of $78.8 million and $224.5 million, respectively, compared to our recorded stock compensation credit of $49.5 million and stock compensation expense of $190.2 million for the comparable periods in the prior year. These stock compensation credits for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 resulted from the decline in the stock price underlying the 1997 Options and 1999 SARs. Additionally, the credit for the nine months ended September 30, 2000 was also a result of the resignation of an executive of the Company on February 15, 2000. The stock compensation expense for the nine months ended September 30, 1999 was due to an increase in the trading price of the Series A common stock over that period. The accrued expense for earned 1997 Options at December 31, 1999 and still outstanding and unexercised at September 30, 2000 was based on a closing price at September 30, 2000 of $20.25 per share. Such accrual for earned 1997 Options was based on a stock price of $74.25 per share at December 31, 1999 and $30.00 per share at June 30, 2000. The accrued expense for earned 1999 SARs at December 31, 1999 and still outstanding and unexercised at September 30, 2000 was based on the average market price in accordance with the 1999 SARs terms of $21.70 per share at September 30, 2000. Such accrual for earned 1999 SARs was based on an average price of $62.30 per share at December 31, 1999 and $35.78 per share at June 30, 2000. The changes in the expense accrual were reflected as expense reversals. Offsetting these credits were additional stock compensation expenses for 1997 Options and 1999 SARs earned after December 31, 1999.

Depreciation and Amortization

Our depreciation and amortization expense increased $589,000, or 4.4%, from $13.4 million for the three months ended September 30, 1999 to $14.0 million for the three months ended September 30, 2000 and increased $9.4 million, or 28.8%, from $32.6 million for the nine months ended September 30, 1999 to $41.9 million for the nine months ended September 30, 2000. The increase for these periods was primarily attributable to the increase in depreciation and amortization expense relating to the additions to property and equipment and intangibles resulting from businesses acquired after September 30, 1999. The increase for the nine months ended September 30, 2000 is primarily attributable to the amortization of the fair value adjustments resulting from the AT&T merger with TCI and the access agreement transferred to us under the contribution agreement with Liberty on September 9, 1999, but recorded retroactive to March 1, 1999. Our amortization expense for these intangible assets transferred to us reflect a full nine month period for 2000 compared to seven months of amortization in 1999.

Interest Expense

Our unaffiliated interest expense and financing costs increased $762,000, or 49.4%, from $1.5 million for the three months ended September 30, 1999 to $2.3 million for the three months ended September 30, 2000 and increased $1.5 million or 32.7% from $4.6 million for the nine months ended September 30, 1999 to $6.2 million for the nine months ended September 30, 2000. Such increase was primarily attributable to higher interest rates on outstanding borrowings under the revolving bank loan agreement as described below. Additionally, the balance of debt under various notes payable relating to business acquisitions has increased. These notes had a total outstanding balance of $8.9 million at September 30, 2000, compared to $3.8 million at September 30, 1999.

Related party interest expense increased $2.3 million from $148,000 for the three months ended September 30, 1999 to $2.4 million for the three months ended September 30, 2000 and increased $5.4 million from $254,000 for the nine months ended September 30, 1999 to $5.6 million for the nine months ended September 30, 2000. These

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

increases for both periods were primarily due to increased borrowings from Liberty, which had an outstanding balance of $188.5 million at September 30, 2000 compared to $775,000 at September 30, 1999. The proceeds of our borrowing of $188.8, which was drawn from our promissory notes dated September 29, 2000, was used to pay in full the balance of $93.5 of our promissory note dated October 29, 1999 with a subsidiary of Liberty, and to pay in full the balance of $95.8 million of our revolving bank loan agreement.

Loss from Sales of Investments, net of Dividend Income

Our loss from sales of investments for the three months and nine months ended September 30, 2000 resulted from the sale of certain available for sale securities for proceeds of $14.2 million which is less than our recorded costs for these investments of $30.5 million. Our recorded costs for these investments sold include $19.5 million in fair value adjustments on investments transferred to us retroactively on March 1, 1999 as a result of the contribution transaction with Liberty. Offsetting these losses were dividend income of $6.0 and $6.9 million for the three months and nine months ended, respectively, September 30, 2000 which resulted from distributions received from our interests in KPCB Java Fund Limited Partners. These distributions received were in the form of marketable securities recorded at the market value at the date of distribution, and were subsequently sold during the nine months ended September 30, 2000.

Share of Losses of Affiliates

Our share of losses of affiliates increased $3.9 million from $404,000 for the three months ended September 30, 1999 to $4.3 million for the three months ended September 30, 2000 and increased $15.6 million from $1.2 million for the nine months ended September 30, 1999 to $16.8 million for the nine months ended September 30, 2000. These losses were primarily attributable to our share in pogo.com losses of $746,000 and $4.0 million for the three months and nine months, respectively, ended September 30, 2000 and Online Retail Partners, Inc. losses of $3.3 million and $12.2 million for the three months and nine months, respectively, ended September 30, 2000. We did not have interests in pogo.com and Online Retail Partners during the entire comparable periods in the prior year. Our share of losses of affiliates for the three months and nine months ended September 30, 1999 primarily represent our share in losses of Kaleidoscope Interactive LLC of $424,000 and $1.3 million, respectively.

On August 30, 2000, At Home Corporation (also known as Excite@Home) and Pogo.com Inc. entered into a merger agreement pursuant to which each share of Pogo common stock and Pogo preferred stock then outstanding will be converted into shares of Excite@Home Series A Common Stock determined by multiplying the number of shares of Pogo capital stock held by the stockholders by an exchange ratio. If the merger had been completed as of October 27, 2000, the exchange ratio would have been .5231 per share or the equivalent of $5.15 per share. The actual exchange ratio and number of shares to be issued to Pogo stockholders cannot be established until the closing since it is based on the average trading price of the Excite@Home common stock for a period prior to the closing date. In addition, each Pogo stockholder may be entitled to receive additional pro rata payments in the form of additional shares of Excite@Home series stock upon the satisfaction of certain performance requirements during the six months following the closing and the continuation of employment of specified key executives until October 15, 2001. At September 30, 2000, we owned 3,750,000 shares of common stock of Pogo.com.

Subsequent Event

On August 18, 2000, we entered into a letter of intent to acquire from Sony Pictures Entertainment Inc.("SPE") a 50% interest in The Game Show Network, L.P.("GSN") for $225 million in cash and $50 million in stock. This transaction is subject to the execution of definitive agreements and customary conditions to closing. At the closing, our company and SPE will each commit to provide up to $37.5 million in cash to GSN as additional capital contribution. This transaction is anticipated to close in the fourth quarter of 2000.

Investment Impairment

We wrote down our original investments and advances in Kaleidoscope Network, Inc. of $2.7 million to an estimated fair value of $450,000 as of September 30, 2000.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

Other, net

During the three months ended September 30, 2000, we reversed prior period accruals for royalty expenses of $1.7 million as we believe that there is no further obligation.

Losses from Discontinued Operations

The gain from discontinued operations for the three months ended September 30, 1999 of $39,000 and the loss from discontinued operations for the nine months ended September 30, 1999 of $19.3 million (net of income tax benefit of $10.6 million) represent the operating losses of our former Video and Internet segments, substantially all the assets of which were contributed for a 10% limited partnership interest in a partnership was formed on July 15, 1999 by us and MTV Networks, a division of Viacom International, Inc. As a result of this contribution, the operations of our Video and Internet segments were discontinued effective July 15, 1999.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, our financing activities generated funds of $93.1 million which were used for funding our operating activities of $8.4 million and purchases of Interactive Media investments, net of $14.2 million proceeds from sale of investments, business acquisitions and purchases of property and equipment totaling $72.4 million, resulting in a net increase in cash of $12.3 million.

We are a borrower under a revolving loan agreement dated December 30, 1997, as amended, which provides for current borrowings of up to $98.5 million. Our borrowings under this agreement bear interest at a rate per annum equal to either (i) the London Interbank Offering Rate (LIBOR) plus an applicable margin depending on our leverage ratio, as defined, for the preceding nine month period or (ii) the bank's base rate. On September 29, 2000, proceeds from the iBEAM/Priceline transactions (see below) were used to pay down the Company's revolving credit facility resulting in current availability under the credit facility of approximately $96 million.

On October 21, 1999, we signed a promissory note amounting to $100 million in favor of a subsidiary of Liberty. On September 29, 2000, we paid our outstanding balance of $93.5 million in full, extinguishing this promissory note. We paid interest of $5.6 million on this note based on an interest rate that is the greater of the prime rate plus 1% or Federal Funds rate plus 2.25%.

On September 29, 2000, we signed two promissory notes totaling $188.5 million in favor of Liberty. These notes bear interest at 9% compounded annually and are secured by our 99% preferred interest in two entities as described below, to which we have transferred certain of our assets. The only obligors on the notes are the subsidiaries which hold the respective preferred interests in the two entities. The accrued interest and principal on the notes are payable upon the sale of our preferred interests or on the due dates of the notes, whichever is earlier. These entities are consolidated with our financial statements as of September 30, 2000. Our transactions ("iBEAM/Priceline Transactions") with these entities are detailed as follows:

o We transferred our interest in 3,125,000 shares of Priceline.com Incorporated valued at $40.0625 per share or $125.2 million and our interest in the net value of a put and call option on the Priceline shares which we have entered into, as a five year cashless collar, with a financial services institution prior to the transfer of these shares, into a newly formed subsidiary LLC ("Priceline LLC"). In conjunction with this transfer, we maintained a 99% preferred interest in Priceline LLC, which earns a 9% preferred return and a preferred right to its initial liquidation value of $123.9 million, and sold a 1% common interest to a subsidiary of Liberty. We received $1.3 million on September 29, 2000 and reflected in our financial statements as a capital contribution from Liberty. At September 30, 2000, we have marked to market the value of Priceline shares and the accompanying put and call option, and have reflected our unrealized loss of $34.1 million (net of deferred taxes of $22.2 million) as part of "accumulated other comprehensive earnings, net of taxes", in the consolidated statement of stockholders equity. The promissory note of $123.9 million related to this transaction is due on September 28, 2010.

o We transferred our interest in 3,623,684 shares of iBEAM Broadcasting Corporation valued at $18.00 per share or $65.2 million into a newly formed subsidiary LLC ("iBEAM LLC"). We also transferred our interest in the net

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

         value of our put and call option, which we entered into with a subsidiary of Liberty, as part of this transaction. In conjunction with this transfer, we maintained a 99% preferred interest in iBEAM LLC, which earns a 9% preferred return and a preferred right to its initial liquidation value of $64.5 million, and sold 1% common interest to a related party. We received $652,000 on September 29, 2000 which amount is reflected in our financial statements as a capital contribution from a subsidiary of Liberty. At September 30, 2000, we have marked to market the value of iBEAM shares and recorded our unrealized gain of $13.8 million (net of deferred taxes of $9.0 million) as part of "accumulated other comprehensive earnings, net of taxes", within the consolidated statement of stockholders' equity. At September 30, 2000, recorded the fair value of the put and call options on the iBEAM shares of $12.3 million as other assets and reflected this asset as a capital contribution from Liberty since the put and call transaction was among related subsidiaries of Liberty. The promissory note of $64.6 million related to this transaction is due on September 28, 2008.

On September 29, 2000, Liberty exchanged its shares of Series B Redeemable Convertible Preferred Stock for two new series of preferred stock, Series C and Series D. The Series C preferred stock has substantially the same terms as the Series B preferred stock, except that dividends on the new Series C are payable in cash or shares of the new Series D preferred stock. The dividend rate is 5% per annum, and 7% in the event of a default under the terms of the agreement. The Series D preferred stock is not convertible and bears dividends at the rate of 12% of its liquidation value per annum, payable quarterly in cash or additional shares of Series D preferred stock. The Series C and Series D preferred stock will be redeemable after June 30, 2006 at the option of the holder or Liberty Digital. As a result of this transaction, we issued 8,106 shares of Series D preferred stock as payment of dividends due on the Series B Preferred Stock up to September 29, 2000, and exchanged the Series B and C Redeemable Preferred Stock on a one-for-one basis.

At September 30, 2000, we had available for sale securities consisting of common stock and common stock equivalent investments, carried at fair value based on quoted market prices of $371.4 million. Included in this amount are unrealized holding gains of $132.9 million before deferred income taxes of $52.6 million. The net unrealized holding gain of $80.4 million is included in "accumulated other comprehensive earnings, net of taxes" within the consolidated statement of stockholders' equity.

Our sources of funds include our available cash balances, cash provided by the AT&T Broadband Annual Payments and proceeds from our asset sales and financing activities. We will continue to evaluate investment and acquisition opportunities and expect to acquire additional equity interests in interactive media technology and Internet e-commerce and content businesses, and make business acquisitions related to the Audio segment. Should additional capital be needed to fund future investment and acquisition activity, we may seek to raise additional capital through public or private offerings of our stock or through debt financing. There can be no assurance, however that we will be able to raise additional capital on terms that are favorable to us.

The earned and unexercised 1997 Options and 1999 SARs of $259.3 million reflected as a current liability and $86.9 million reflected as a long term liability in the accompanying consolidated balance sheet at September 30, 2000, may be satisfied by the issuance of Series A Common Stock.

For information concerning our other commitments and contingencies, see note 9 to the accompanying consolidated financial statements.

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

In order to illustrate the effect of changes in stock prices on our investments accounted for as available for sale securities, we provide the following sensitivity analysis. Had the stock prices of these investments been 10% lower at September 30, 2000, the value of such securities would have been lower by approximately $21 million.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

In July 2000, we entered into a five-year "cashless collar" with a financial services institution with respect to 3.125 million shares of Priceline.com common stock. In effect, we purchased a put option that gives us the right to require the counterparty to buy 3.125 million Priceline.com shares from us in approximately five years for $37.2114 per share. We simultaneously sold a call option giving the counterparty the right to buy the same shares from Liberty Digital in approximately five years for $91.501 per share. Since the purchase price of the put option was equal to the proceeds from the sale of the call option, the collar transaction was at no cost to us. The market value of the collar at September 30, 2000 was $54.5 million.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.

         (c).     Recent Sales of Unregistered Securities

                  During the three month period ended September 30, 2000, we sold unregistered securities as follows:

                  On July 1, 2000, we issued 68,408 shares of our Series A common stock pursuant to merger agreements by and between DMX Music, Inc. ("DMX"), our wholly-owned subsidiary, Entertainment & Media Network LLC ("EMN") and Fore Story Music LLC pursuant to which DMX acquired EMN and Fore Story. All shares issued to the members of EMN and Fore Story were issued subject to investment covenants and restrictions on transfer and no underwriter was retained in connection with that offer and sale. The transactions were considered not to involve any public offering and therefore to be exempt from registration under Section 4(2) of the Securities Act.

                  On July 19, 2000, we issued 105,645 shares of our Series A common stock pursuant to an exchange purchase agreement between the Company and RespondTV, Inc. All shares issued to RespondTV, Inc., in exchange for 1,072,386 shares of RespondTV, Inc.'s Series C Preferred Stock, were issued subject to investment covenants and restrictions on transfer and no underwriter was retained in connection with that offer and sale. The transaction was considered not to involve any public offering and therefore to be exempt from registration under Section 4(2) of the Securities Act.

                  On July 25, 2000, we issued 17,046 shares of our Series A common stock pursuant to an asset purchase agreement by and between us, Pacific Rim Design Group and the owner of Pacific Rim pursuant to which we acquired Pacific Rim. All shares issued to the owner of Pacific Rim were issued subject to investment covenants and restrictions on transfer and no underwriter was retained in connection with that offer and sale. The transaction was considered not to involve any public offering and therefore to be exempt from registration under
                  Section 4(2) of the Securities Act.

                  On September 29, 2000, we issued two new series of preferred stock, 150,000 shares of Series C and 8,106 shares of Series D, in exchange for the 150,000 outstanding shares of Series B Preferred Stock held by Liberty. The transactions were considered not to involve any public offering and therefore to be exempt from registration under Section 4(2) of the Securities Act.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Item 6.           Exhibits and Reports on Form 8-K.

Exhibits

     27.  Financial Data Schedule

(a) One report on Form 8-K was filed during the quarter ended September 30, 2000.

         o        Form 8-K dated 9-13-2000.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LIBERTY DIGITAL, INC.



        Date: November 14, 2000         By:          /s/ Lee Masters
                                            --------------------------------
                                                  Lee Masters
                                                    President and
                                                    Chief Executive Officer

        Date: November 14, 2000         By:          /s/ Mark Rozells
                                            --------------------------------
                                                  Mark Rozells
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

  27        Financial Data Schedule