Form 10-Q/A
period 2000-09-30
LIBERTY DIGITAL INC
filed 2000-11-17
CIK 1040449

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File No. 0-22815

                             LIBERTY DIGITAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          State of Delaware                             84-1380293
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or organization)

          1100 Glendon Avenue
            Los Angeles, CA                                 90024
----------------------------------------    ------------------------------------
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

Yes  X   No ___
    ---

The number of shares outstanding of the Registrant's Series A Common Stock and Series B Common Stock as of October 31, 2000 were 31,008,878 and 171,950,167, respectively.

          For purposes of this Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q, for the quarterly period ending September 30, 2000 (the "Quarterly Report"), and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Liberty Digital, Inc. (the "Company") hereby amends and restates Item 6 of Part II of the Quarterly Report and amends the Quarterly Report by adding additional information in Item 5 of
Part II. In order to preserve the nature and character of the disclosures set forth in the Quarterly Report, this Amendment does not reflect events occurring after the filing of the Quarterly Report, or modify or update those disclosures in any way, except to amend and restate Item 6 of Part II, and add additional information pursuant to Item 5 of Part II. This Amendment should be read in conjunction with the Quarterly Report.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

          The following is a summary of the terms of the 150,000 shares of Convertible Preferred Stock, Series C, par value $.01 per share (the "Series C preferred stock") and 8,105.688 shares of Preferred Stock, Series D, par value $.01 per share (the "Series D preferred stock") of the Company issued to Liberty Media Corporation ("Liberty Media") in exchange for 150,000 shares of the Company's Convertible Preferred Stock, Series B, par value $.01 per share (the "Series B preferred stock") and the accrued and unpaid dividend on the Series B preferred stock (aggregating $8,105,688), pursuant to the Exchange Agreement, dated September 27, 2000, between the Company and Liberty Media.

SERIES C PREFERRED STOCK

          Series C Liquidation Preference.  The liquidation preference (the
          -------------------------------
"Series C Liquidation Preference") of each share of the Series C preferred stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000 (the "stated value"), plus (b) an amount equal to all dividends accrued on such share which have been added to and remain a part of the Series C Liquidation Preference as of such date, plus (c) for purposes of the liquidation, redemption and conversion provisions of the Series C preferred stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

          Dividends.  The holders of Series C preferred stock are entitled to
          ---------
receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including the common stock. Dividends accrue on the Series C preferred stock on a daily basis at the rate of 5% per annum of the stated value, whether or not such dividends are declared or funds are available for payment of dividends. Accrued dividends are payable quarterly, commencing on December 31, 2000, in cash, shares of Series D preferred stock or any combination thereof, at the Company's option. Dividends not paid on any dividend payment date are added to the Series C Liquidation Preference on such date and remain a part of the Series C Liquidation Preference until such dividends are paid. All amounts added to the Series C Liquidation Preference will accrue dividends on a daily basis at the rate of 12% per annum. Upon the occurrence of any event described under "Default" below, the rate per annum at which dividends on the Series C preferred stock will accrue will increase to 7% per annum of the stated value. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of record of Series C preferred stock as of a special record date fixed by the Company.

          Subject to certain specified exceptions, the Company is prohibited from paying dividends on any parity securities or any junior securities (including common stock) during any period in which the Company is in arrears with respect to payment of dividends on Series C preferred stock.

          Liquidation.  Upon any liquidation, dissolution or winding up of the
          -----------
Company, the holders of Series C preferred stock are entitled to receive from the assets of the Company available for distribution to stockholders an amount in cash per share equal to the Series C Liquidation Preference of a share of Series C preferred stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series C preferred stock and the holders of any parity securities. The holders of Series C preferred stock will be entitled to no other or further distribution of or participation in the remaining assets of the Company after receiving the Series C Liquidation Preference per share.

          Conversion.  Shares of Series C preferred stock are convertible into
          ----------
Series B common stock at the initial conversion rate of 171.674 fully paid and non-assessable shares of Series B common stock for each share of Series C preferred stock, which conversion rate was determined by dividing the stated value of a share of Series C preferred stock by $5.825. If on the conversion date for a share of Series C preferred stock the Series C Liquidation Preference of such share is greater than its stated value, then an additional number of shares of Series B common stock will be issued with respect to the amount of such difference. The number of additional shares to be issued will be determined by dividing the amount of the difference between the Series C Liquidation Preference and the stated value by the quotient obtained by dividing the stated value of such share by the conversion rate then in effect. The conversion rate is subject to adjustment upon certain events specified in the certificate of designations establishing the Series C preferred stock.

          The Company is obligated to reserve such number of shares of Series B common stock as would be issuable upon the conversion of all outstanding shares of Series C preferred stock. Upon conversion of shares of Series C preferred stock, the shares of Series C preferred stock will be cancelled and restored to the status of authorized and unissued shares of preferred stock.

          Subject to the provisions described in the immediately following paragraph, if the holders of Series C preferred stock would be entitled to receive upon conversion of such Series C preferred stock any of the Company's capital stock that is redeemable or exchangeable at the election of the Company ("Redeemable Capital Stock"), and all of the outstanding shares or other units of the Redeemable Capital Stock are redeemed or exchanged, then after such event (a "Redemption Event"), the holders of Series C preferred stock will be entitled to receive upon conversion of such shares, in lieu of shares of the Redeemable Capital Stock, the kind and amount of shares of stock and other securities and property receivable upon the Redemption Event by a holder of the number of shares or units of Redeemable Capital Stock into which such shares of Series C preferred stock could have been converted immediately prior to the effectiveness of the Redemption Event. After the Redemption Event, the holders of the Series C preferred stock will have no other conversion rights with respect to the Redeemable Capital Stock.

          Notwithstanding the foregoing, if (1) the redemption price for the shares of the Redeemable Capital Stock is paid in whole or in part in stock of a subsidiary of the Company ("Redemption Securities") and (2) in connection with the Redemption Event, the "Mirror Preferred Stock condition" (as such term is defined in the certificate of designations for the Series C preferred stock) is met, then the provisions described in the immediately preceding paragraph will not apply, and after the Redemption Event the holders of Series C preferred stock that are not exchanged as described in this paragraph will not have conversion rights with respect to the Redeemable Capital Stock so redeemed or exchanged. Generally, the Mirror Preferred Stock condition will be satisfied if the Company makes appropriate provisions so that holders of Series C preferred stock have the right, exercisable on the effective date of the Redemption Event, to exchange their shares of Series C preferred stock for convertible preferred stock of the Company and convertible preferred stock of the issuer of the Redemption Securities. Such convertible preferred stocks shall together have an aggregate liquidation preference equal to the aggregate Series C Liquidation Preference of the Series C preferred stock to be exchanged for them and otherwise shall contain terms and conditions equivalent to those of the Series C preferred stock, except that applicable time periods under the Series C preferred stock will be tacked to corresponding time periods under such convertible preferred stocks, and except that (A) the convertible preferred stock of the issuer of the Redemption Securities will be convertible into the kind and amount of Redemption Securities, cash and other assets that the holder of a share of Series C preferred stock in respect of which such convertible preferred stock is issued would have received in the Redemption Event, had such shares of Series C preferred stock been converted prior to the Redemption Event, and (B) the convertible preferred stock of the Company will not be convertible into the Redeemable Capital Stock redeemed, or the Redemption Securities issued, in the Redemption Event.

          If the Company distributes the stock of one of its subsidiaries as a dividend to all holders of Series B common stock (a "Spin Off"), the Company will make appropriate provision so that holders of Series C preferred stock have the right to exchange their shares of Series C preferred stock on the effective date of the Spin Off for convertible preferred stock of the Company and convertible preferred stock of that subsidiary. These convertible preferred stocks shall together have an aggregate liquidation preference equal to the Series C Liquidation Preference of a share of Series C preferred stock on the effective date of the Spin Off and otherwise shall contain terms and conditions equivalent to those of the Series C preferred stock, except that applicable time periods under the Series C preferred stock will be tacked to corresponding time periods under such convertible preferred stocks, and except that (1) the convertible preferred stock of the subsidiary whose stock is distributed in such Spin Off will be convertible into the kind and amount of stock of that subsidiary, and other securities and property that the holder of a share of Series C preferred stock in respect of which such convertible preferred stock is issued would have received in the Spin Off, had such shares of Series C preferred stock been converted prior to the record date for such Spin Off, and
(2) the convertible preferred stock of the Company will not be convertible into the stock of that subsidiary. From and after the effective date of the Spin Off, holders of any shares of Series C preferred stock that have not been exchanged for convertible preferred stock of the Company and convertible preferred stock of that subsidiary shall have no conversion rights with respect to the stock of the subsidiary distributed in the Spin Off.

          Exchange Option.  In the event an exchange offer is made by the
          ---------------
Company or one of its subsidiaries to holders of Series B common stock pursuant to which capital stock of the Company or a subsidiary of the Company and/or other property will be issued in exchange for shares of Series B common stock, the Company or such subsidiary is required to make an equivalent offer to the holders of Series C preferred stock in lieu of any antidilution adjustment which might otherwise apply to the conversion rate of the Series C preferred stock. Pursuant to such offer holders may tender their shares of Series C preferred stock, based on the number of shares of Series B common stock into which such shares are then convertible, and receive in lieu of the securities or other property offered in such exchange offer (the "Exchange Securities"), a new series of preferred stock of the issuer of the Exchange Securities, which would be convertible into such Exchange Securities, would have an aggregate liquidation preference equal to the aggregate Series C Liquidation Preference of the shares of Series C preferred stock exchanged for such new preferred stock and would otherwise contain terms and conditions equivalent to those of the Series C preferred stock. Whether or not a holder of shares of Series C preferred stock elects to accept such offer and tender shares of Series C preferred stock, no adjustment to the Conversion Rate will be made in connection with such a tender offer.

          Redemption.  Shares of Series C preferred stock are redeemable at the
          ----------
option of the Company at any time after June 30, 2006 at a redemption price per share payable in cash equal to the Series C Liquidation Preference of such share on the redemption date. Any redemptions by the Company are required to be made pro rata if less than all shares of Series C preferred stock are to be redeemed.

          At any time on or after June 30, 2006, or prior to that date if an event described under "Default" below has occurred and is continuing, any holder of Series C preferred stock has the right to require the Company to redeem all or any portion of such holder's shares for a redemption price per share payable in cash equal to the Series C Liquidation Preference of that share on the redemption date. The Company will redeem shares at the option of the holder out of funds that are legally available for that purpose and not restricted pursuant to any debt instrument of the Company. If the legally available funds are insufficient for that purpose, the Company will redeem the maximum number possible of the shares requested to be redeemed on the redemption date and will redeem the balance of such shares as additional funds become legally available.

          If and so long as the Company fails to redeem all shares of Series C preferred stock required to be redeemed on a particular redemption date, the Company may not redeem or discharge any sinking fund obligation with respect to any shares of Series C preferred stock or any parity securities or junior securities or pay any dividends on any junior securities, and neither the Company nor any of its subsidiaries may purchase or otherwise acquire any shares of Series C preferred stock, parity securities or junior securities unless all shares of Series C preferred stock required to be redeemed are redeemed. The foregoing prohibitions do not apply to (1) the redemption, exchange, purchase or other acquisition of Series C preferred stock, parity securities or junior securities solely in exchange for junior securities, (2) the payment of dividends on any junior securities solely in shares of junior securities or (3) certain purchase or exchange offers made to all holders of Series C preferred stock.

          Rank.  Series C preferred stock will not rank junior to any other
          ----
stock of the Company in respect of the right to receive dividends or liquidating distributions. The Company may not issue any senior securities without the consent of the holders of at least 66 2/3% of the number of shares of Series C preferred stock then outstanding.

          Voting Rights.  Holders of Series C preferred stock are not entitled
          -------------
to vote on any matters submitted to a vote of the shareholders of the Company, except as required by law and except that without the consent of the holders of at least 66 2/3% of the number of shares of Series C preferred stock then outstanding, the Company may not take any action, including by merger, to amend any of the provisions of the certificate of designations for the Series C preferred stock, amend any of the provisions of the Certificate of Incorporation of the Company so as to adversely affect any preference or right of the Series C preferred stock or the Series B common stock, or amend any of the provisions of the Certificate of Incorporation relating to the convertibility of the Series B common stock into Series A common stock or the requirements with respect to dividends and share distributions on the Series A and Series B common stock.

          Waiver.  Any provision of the certificate of designations for the
          ------
Series C preferred stock which, for the benefit of the holders of Series C preferred stock, prohibits, limits or restricts actions by, or imposes obligations on, the Company may be waived in whole or in part by the affirmative vote or with the consent of the holders of record of at least 66 2/3% of the number of shares of Series C preferred stock then outstanding.

          Preemptive Rights.  Holders of Series C preferred stock will not have
          -----------------
any preemptive right to purchase any class of securities that may be issued by the Company.

          Default.  A default under the certificate of designations for the
          -------
Series C preferred stock occurs if any of the following occur: (1) the entry of a decree or order for relief in respect of the Company under Title 11 of the United States Code or any other applicable federal or state bankruptcy law or similar law (a "Bankruptcy Law") or the appointment of a receiver, liquidator, assignee, trustee, custodian, sequestrator or similar official (a "Receiver") of the Company or of any substantial part of its properties, or ordering the winding up or liquidation of the affairs of the Company or the filing of an involuntary petition and the entry of a temporary stay and such petition and stay are not diligently contested or continue undismissed for a period of 60 consecutive days; or (2) the filing by the Company of a petition, answer or consent seeking relief under any Bankruptcy Law or the consent by the Company to the institution of proceedings under any Bankruptcy Law or to the filing of any such petition or to the appointment or taking of possession of a Receiver of the Company or any substantial part of its properties or the Company failing generally to pay its respective debts as they become due or taking any action in furtherance of any such action.

          In the event of any action at law or suit in equity with respect to the Series C preferred stock, the Company may be required to pay reasonable sums for attorneys' fees incurred by the holder thereof in connection with such action or suit and all other costs of collections.

SERIES D PREFERRED STOCK

          Series D Liquidation Preference.  The liquidation preference (the
          -------------------------------
"Series D Liquidation Preference") of each share of the Series D preferred stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such share which have been added to and remain a part of the Series D Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series D preferred stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and
(b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

          Dividends.  The holders of Series D preferred stock are entitled to
          ---------
receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including the common stock. Dividends accrue on the Series D preferred stock on a daily basis at the rate of 12% per annum of the Series D Liquidation Preference, whether or not such dividends are declared or funds are available for payment of dividends. Accrued dividends are payable quarterly, commencing on December 31, 2000, in cash, additional shares of Series D preferred stock or any combination thereof, at the Company's option. Dividends not paid on any dividend payment date are added to the Series D Liquidation Preference on such date and remain a part of the Series D Liquidation Preference until such dividends are paid. Upon the occurrence of any event described under "Default" below, the rate per annum at which dividends will accrue will increase to 14% per annum of the Series D Liquidation Preference. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of record of Series D preferred stock as of a special record date fixed by the Company.

          Subject to certain specified exceptions, the Company is prohibited from paying dividends on any parity securities or any junior securities (including common stock) during any period in which the Company is in arrears with respect to payment of dividends on Series D preferred stock.

          Liquidation.  Upon any liquidation, dissolution or winding up of the
          -----------
Company, the holders of Series D preferred stock are entitled to receive from the assets of the Company available for distribution to stockholders an amount in cash per share equal to the Series D Liquidation Preference of a share of Series D preferred stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series D preferred stock and the holders of any parity securities. The holders of Series D preferred stock will be entitled to no other or further distribution of or participation in the remaining assets of the Company after receiving the Series D Liquidation Preference per share.

          Conversion.  Holders of Series D preferred stock will not have any
          ----------
right to convert shares of Series D preferred stock into any other security.

          Redemption.  Shares of Series D preferred stock are redeemable at the
          ----------
option of the Company at any time after June 30, 2006 at a redemption price per share payable in cash equal to the Series D Liquidation Preference of such share on the redemption date. Any redemptions by the Company are required to be made pro rata if less than all shares of Series D preferred stock are to be redeemed.

          At any time on or after June 30, 2006, or prior to that date if an event described under "Default" below has occurred and is continuing, any holder of Series D preferred stock has the right to require the Company to redeem all or any portion of such holder's shares for a redemption price per share payable in cash equal to the Series D Liquidation Preference of that share on the redemption date. The Company will redeem shares at the option of the holder out of funds that are legally available for that purpose and not restricted pursuant to any debt instrument of the Company. If the legally available funds are insufficient for that purpose, the Company will redeem the maximum number possible of the shares requested to be redeemed on the redemption date and will redeem the balance of such shares as additional funds become legally available.

          If and so long as the Company fails to redeem all shares of Series D preferred stock required to be redeemed on a particular redemption date, the Company may not redeem or discharge any sinking fund obligation with respect to any shares of Series D preferred stock or any parity securities or junior securities or pay any dividends on any junior securities, and neither the Company nor any of its subsidiaries may purchase or otherwise acquire any shares of Series D preferred stock, parity securities or junior securities unless all shares of Series D preferred stock required to be redeemed are redeemed. The foregoing prohibitions do not apply to (1) the redemption, exchange, purchase or other acquisition of Series D preferred stock, parity securities or junior securities solely in exchange for junior securities, (2) the payment of dividends on any junior securities solely in shares of junior securities or (3) certain purchase or exchange offers made to all holders of Series D preferred stock.

          Rank.  Series D preferred stock will not rank junior to any other
          ----
stock of the Company in respect of the right to receive dividends or liquidating distributions. The Company may not issue any senior securities without the consent of the holders of at least 66 2/3% of the number of shares of Series D preferred stock then outstanding.

          Voting Rights.  Holders of Series D preferred stock are not entitled
          -------------
to vote on any matters submitted to a vote of the shareholders of the Company, except as required by law and except that without the consent of the holders of at least 66 2/3% of the number of shares of Series D preferred stock then outstanding, the Company may not take any action, including by merger, to amend any of the provisions of the certificate of designations for the Series D preferred stock, amend any of the provisions of the Certificate of Incorporation of the Company so as to adversely affect any preference or right of the Series D preferred stock or the Series B common stock, or amend any of the provisions of the Certificate of Incorporation relating to the convertibility of the Series B common stock into Series A common stock or the requirements with respect to dividends and share distributions on the Series A and Series B common stock.

          Waiver.  Any provision of the certificate of designations for the
          ------
Series D preferred stock which, for the benefit of the holders of Series D preferred stock, prohibits, limits or restricts actions by, or imposes obligations on, the Company may be waived in whole or in part by the affirmative vote or with the consent of the holders of record of at least 66 2/3% of the number of shares of Series D preferred stock then outstanding.

          Preemptive Rights.  Holders of Series D preferred stock will not have
          -----------------
any preemptive right to purchase any class of securities that may be issued by the Company.

          Default.  A default under the certificate of designations for the
          -------
Series D preferred stock occurs if any of the following occur: (1) the entry of a decree or order for relief in respect of the Company under any Bankruptcy law or the appointment of a Receiver of the Company or of any substantial part of its properties, or ordering the winding up or liquidation of the affairs of the Company or the filing of an involuntary petition and the entry of a temporary stay and such petition and stay are not diligently contested or continue undismissed for a period of 60 consecutive days; or (2) the filing by the Company of a petition, answer or consent seeking relief under any Bankruptcy Law or the consent by the Company to the institution of proceedings under any Bankruptcy Law or to the filing of any such petition or to the appointment or taking of possession of a Receiver of the Company or any substantial part of its properties or the Company failing generally to pay its respective debts as they become due or taking any action in furtherance of any such action.

          In the event of any action at law or suit in equity with respect to the Series D preferred stock, the Company may be required to pay reasonable sums for attorneys' fees incurred by the holder thereof in connection with such action or suit and all other costs of collections.

          The foregoing summary of the rights and obligations associated with the Series C preferred stock and Series D preferred stock and of the terms of the Series C Certificate of Designations, Series D Certificate of Designations and Exchange Agreement is qualified in its entirety by reference to the full text of the Series C Certificate of Designations, Series D Certificate of

Designations and Exchange Agreement, copies of which are included as Exhibits 3.3, 3.4 and 10.1, respectively, to this Amendment and are incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.  Description
----------   -----------

       (a)   Exhibits required by Item 601 of Regulation S-K.

             3.1 Certificate of Incorporation of the Company, effective as of January 21, 1997.

             3.2 Certificate of Amendment to Certificate of Incorporation of the Company, effective as of September 9, 1999.

             3.3 Certificate of Designations of Convertible Preferred Stock, Series C, dated as of September 29, 2000.

             3.4 Certificate of Designations of Preferred Stock, Series D, dated as of September 29, 2000.

             10.1 Exchange Agreement, dated as of September 27, 2000, between the Company and Liberty Media.

             27   Financial Data Schedule.

       (b) One report of Form 8-K was filed during the quarter ended September 30, 2000.

             *    Form 8-K, dated September 13, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LIBERTY DIGITAL, INC.




Date:  November 17, 2000              By:  /s/ Lee Masters
                                           -------------------------------------
                                           Lee Masters
                                           President and Chief Executive Officer



Date:  November 17, 2000              By:  /s/ Mark Rozells
                                           -------------------------------------
                                           Mark Rozells
                                           Executive Vice President and
                                            Chief Financial Officer