Form 10-K
period 2000-12-31
LIBERTY DIGITAL INC
filed 2001-04-02
CIK 1040449

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ________________ to ________________.

                         COMMISSION FILE NUMBER 0-22815

                              Liberty Digital, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                        84-1380293
    (State or other jurisdiction of                          (I.R.S. Employer
     Incorporation or organization)                        Identification No.)

     1100 Glendon Ave., Suite 2000
            Los Angeles, CA                                       90024
(Address of principal executive offices)                        (Zip code)

       Registrant's telephone number, including area code: (310) 209-3600
        Securities registered pursuant to Section 12(b) of the Act: None

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

As of February 28, 2001 the aggregate market value of the Series A Common Stock of Liberty Digital, Inc. held by non-affiliates was approximately $186,256,000.

Number of shares of Series A Common Stock of Liberty Digital, Inc. outstanding as of February 28, 2001: 33,206,409. Number of shares of Series B Common Stock of Liberty Digital, Inc. outstanding as of February 28, 2001: 171,950,167.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                                TABLE OF CONTENTS


                                            PART I                                               PAGE
                                                                                                ------

Item 1.   Business...............................................................................I-1
Item 2.   Properties.............................................................................I-17
Item 3.   Legal Proceedings......................................................................I-17
Item 4.   Submission of Matters to a Vote of Security Holders....................................I-18

                                            PART II

Item 5.   Market for Liberty Digital, Inc.'s Common Equity and Related Stockholder Matters.......II-1
Item 6.   Selected Financial Data................................................................II-2
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..II-4
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk..............................II-11
Item 8.   Financial Statements and Supplementary Data............................................II-12
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...II-12

                                           PART III

 Incorporated  by reference to the Company's  Proxy Statement for our 2001 Annual Meeting
              of Shareholders                                                                    III-1

                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................IV-1

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

We were incorporated in Delaware in January 1997 as a wholly owned subsidiary of Tele-Communications, Inc., or TCI, for the purpose of acquiring DMX Inc., now DMX Music, Inc., or DMX. We acquired DMX in July 1997. In that transaction, we became a publicly held, majority-owned subsidiary of TCI. In March 1999, TCI transferred its majority interest in our company to Liberty Media Corporation, or Liberty, which at that time was a wholly owned subsidiary of TCI.

AT&T Corp., or AT&T, acquired TCI in March 1999 in a merger. In connection with AT&T's acquisition of TCI, Liberty became an indirect, wholly owned subsidiary of AT&T. The assets and businesses of Liberty comprise substantially all of the assets and businesses attributed to AT&T's "Liberty Media Group." AT&T has issued a class of common stock that is intended to reflect the economic performance of the assets and businesses of AT&T attributed to its "Liberty Media Group."

In December 1997, we acquired The Box Worldwide, Inc., or The Box. The operations of The Box at that time consisted of programming, distribution and marketing of digital and analog music videos to cable subscribers. In December 1997, we acquired Paradigm Music Entertainment Company, or Paradigm. The operations of Paradigm at that time consisted of SonicNet, Inc., or SonicNet, which was engaged in the distribution of music content via the Internet and Paradigm Associated Labels, or PAL, which was engaged in the creation and production of new artist sound recordings. In December 1998, we discontinued the operations of PAL. In July 1999, we contributed substantially all of the assets and business of The Box and SonicNet for a 10% limited partnership interest in MTVN Online, L.P., or the MTVN partnership. We formed the MTVN partnership with MTV Networks, which is a division of Viacom International Inc. The MTVN partnership is engaged in the development, operation, management, marketing, distribution and licensing of text, audio and video music, music-related and music-themed services online and related activities, including e-commerce applications and consumer oriented commercial transactions. As a result of this contribution, the operations of The Box and SonicNet, which had previously represented our Video and Internet businesses, respectively, were discontinued effective July 15, 1999.

On June 11, 1999, all of the outstanding shares of Series A preferred stock were converted into Series A common stock, except for 6,404 shares of Series A preferred stock which were redeemed for aggregate proceeds of $148,000. Liberty converted 84,242 shares of Series A preferred stock beneficially owned by it into 252,726 shares of Series A common stock.

On September 8, 1999, we increased the authorized number of shares of Series A common stock to 1,000,000,000 from 295,000,000; increased the authorized number of shares of Series B common stock to 755,000,000 from 200,000,000; and authorized 150,000 shares of Series B convertible preferred stock.

On September 9, 1999, pursuant to a contribution agreement, Liberty contributed to us a group of investments it had made in companies involved in interactive television technology businesses, e-commerce and content and assigned to us an access agreement with AT&T, which now comprise the assets of our Interactive Media Segment. Liberty also contributed to us a combination of cash and notes receivable equal to $150 million. In exchange for these assets, we issued to Liberty 109,450,167 shares of our Series B common stock and 150,000 shares of our Series B convertible preferred stock. At that time, we changed our name from TCI Music, Inc. to Liberty Digital, Inc.

On September 29, 2000, we entered into an exchange agreement with Liberty, pursuant to which Liberty's 150,000 shares of Series B convertible preferred stock plus accrued preferred stock dividends were exchanged for 150,000 shares of our Series C convertible preferred stock and 8,106 shares of our Series D preferred stock. The Series C preferred stock has substantially the same terms as the Series B preferred stock, except that dividends on the Series C preferred stock are payable in cash or shares of Series D preferred stock. At December 31, 2000, a total of 10,224 shares of Series D preferred stock, including the 8,106 shares initially issued, had been issued as dividends.

On February 23, 2001, we acquired a 50% ownership position in the Game Show Network, or GSN, from Sony Pictures Entertainment Inc., or SPE, for approximately $275 million. The purchase price we paid consisted of $125 million in cash, a $100 million note payable to SPE, and 1,491,598 shares of our Series A common stock. We also issued an additional 692,835 shares of our Series A common stock representing the prepaid interest on the seller financing. As consideration for being a co-obligor on

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


the $100 million note, Liberty received shares of stock of Internet Pictures Corporation owned by us and a contingent call right with respect to a portion of our ownership interest in GSN if we fail to pay in full the note when due.

On September 25, 2000, we announced an agreement to merge DMX with AEI Network Inc., or AEI, to create a leader in the delivery of professionally programmed commercial-free music to homes and businesses around the world via the Internet, satellite and broadband networks. This merger is subject to the completion of financing with major banks and clearance by the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Act. Upon completion of the merger, we will own approximately 56% of the new company.

As at December 31, 2000, Liberty beneficially owned approximately 38.5% of the outstanding shares of our Series A common stock, all of the outstanding shares of our Series B common stock, Series C convertible preferred stock and Series D preferred stock, which, assuming conversion of the Series C convertible preferred stock held by Liberty into Series B common stock, collectively represented approximately 99.1% of the voting power of all outstanding shares of our capital stock at that date.

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: the risks and factors described in this report; general economic and business conditions and industry trends; the failure to develop or delay in development of interactive television as a viable business; the continued strength of the cable and satellite services industry; uncertainties inherent in proposed business strategies and development plans; rapid technological changes; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to our company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations regarding those statements or any change in events, conditions or circumstances on which any such statement is based.

INTERACTIVE MEDIA SEGMENT

Our Interactive Media Segment consists of the development of an interactive television and new media business and strategic investments in Internet and new media companies.

INTERACTIVE TELEVISION

Our goal is to create a suite of category-specific interactive channels, such as "travel" and "home", which we refer to as a vertical category. We anticipate that the programming and e-commerce opportunities in each vertical category will vary. For example, we envision that a travel channel and associated web site would cover not only information about vacation destinations and travel arrangements, but also provide transaction opportunities for airfare, lodging, car rental, sightseeing and travel goods. After establishing a channel as part of our interactive television business, we anticipate adapting that channel for uses beyond television if and when the available technology permits, so that viewers can access different versions of that channel optimized for delivery to devices such as web appliances, cellular telephones and palmtop computers.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


To accomplish this goal, we believe that we must develop our expertise and capabilities to successfully build a portfolio of programming and services for both basic interactive television, or iTV, and advanced interactive TV distributed over a variety of television-related platforms. In this developmental phase, we believe that the following strategies are critical to building our interactive television business:

     o Develop compelling interactive channels. Our goal is to develop a suite of interactive television channels that combine traditional basic-cable network economics with interactive enhancements, which will provide shopping, transactional services, entertainment and information to viewers. Each interactive channel will have a different focus, management team and ownership structure. The channels will be enhanced for interactivity by taking advantage of all available technologies including toll-free numbers, PCs (i.e. "synchronized" or "enhanced" TV), WebTV and interactively enabled set-top boxes. Categories we are considering for channels include games, travel, home, automotive, generation X/Y and financial services. We aim to develop a product that is both appealing and easy to use, in order to facilitate consumer adoption of interactivity through the television.

     o Develop and leverage strategic relationships. We seek to identify, form alliances with, and if appropriate, acquire equity positions in interactive television technology and e-commerce and content companies we believe are well managed and will be capable of offering services or technologies that will complement our interactive television business. Our goal is to establish strategic relationships with companies in interactive television technologies and e-commerce and content that offer strategic benefits as we build and grow our interactive television business.

     o Expand distribution platform. Our access agreement with AT&T potentially provides us with a large distribution platform that would enable the wide-scale deployment of our interactive channels. We hope to leverage this platform as a cornerstone in entering into new relationships with other system operators, including cable, satellite, wireless and DSL operators. We intend to create interactive channels that are appealing to customers and that offer distributors and other service providers economic terms that will encourage them to provide us with distribution of our programming.

In order to implement these strategies, we are identifying categories for interactive channels by participating in industry discussions, working to cultivate relationships with industry leaders and visiting with new start-ups. We are also attempting to create alliances by, among other things, working with e-commerce and content and interactive television technology companies operating in categories around which we intend to build interactive channels, and making equity investments in programming and content companies that we believe have a leading market position. We intend to leverage our alliances and relationships to assist us in creating and obtaining content and then integrating that content with the technology, network and fulfillment services required to successfully develop an interactive television business.

In creating and distributing interactive channels we will seek to develop ownership structures and cost and revenue arrangements that are flexible and tailored to the characteristics of each specific channel. In addition, where appropriate, we will seek to involve Liberty and other companies with which we have relationships in the creation, production and distribution of our channels.

We believe that successfully implementing these strategies will enable us to create interactive television programming and services that will attract consumers both for their programming content and their related e-commerce capabilities.

OUR ACCESS AGREEMENT WITH AT&T

Our access agreement with AT&T establishes a framework to negotiate definitive agreements for carriage of interactive television channels over AT&T's cable television systems. The access agreement obligates AT&T to provide us with interactive enablement, first screen access and hypertext links to relevant web sites, to the extent those applications are available on AT&T cable television systems. At December 31, 2000, AT&T had 16 million cable subscribers of which approximately 2.9 million are digital video customers.

The access agreement contemplates two different types of arrangements. AT&T is entitled to elect which one to pursue. The first would provide us with access to six megahertz (MHz) of channel capacity on the AT&T cable systems for the distribution of interactive video services for an initial five-year term, renewable for an additional four-year term. Based upon currently anticipated digital compression ratios, we estimate that this 6 MHz of capacity could support between 12 and 15 interactive channels. The second arrangement would require us to enter into separate joint ventures with AT&T as to specific interactive channels for a reasonable commercial term. Each of these joint ventures would be owned in equal proportions by AT&T and us. If AT&T

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

chooses the joint venture option, the joint venture would be the exclusive vehicle for both of us for interactive video services in the specified categories of channels to be carried on AT&T's cable systems.

If AT&T elects the joint venture alternative, AT&T will share revenues and expenses pro rata based on its ownership interest in the joint venture. Under the joint venture alternative, AT&T may purchase our ownership interest in the venture at fair market value at the third anniversary after the formation of the venture.

INVESTMENTS

We typically invest in companies that we believe will assist us in implementing our business strategy and operating plan. We evaluate potential investments on the basis of the viability of the company's business and its potential to enter into a strategic relationship with us for the use of its products, content, or technologies in connection with our interactive television or music business. We specifically target companies that are establishing the infrastructure required to provide or facilitate interactive television or e-commerce or intend to provide e-commerce or content applications suitable for use in interactive television. Investments in these types of companies allow us to build relationships that can benefit our efforts to develop interactive television programming and services.

Our strategic investments are currently divided between companies that provide or develop enabling technology and infrastructure applicable to interactive television and e-commerce and those that engage in e-commerce or content businesses. The following table sets forth the names of the companies in which we held direct equity interests at December 31, 2000, our approximate percentage ownership interest in those companies and a brief description of the companies' businesses. Our interests in these companies generally consist of common stock or securities convertible into or exchangeable for common stock. In some cases our interests are subject to transfer restrictions, rights of first refusal, buy-sell rights, repurchase rights and other restrictions.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


                                      EQUITY
          INVESTMENT                INTEREST (1)                        DESCRIPTION
          ----------                ------------                       -------------

ACTV, Inc. (2)                            15.7%  Producer of tools for the creation of programming that allows viewer participation for both television and Internet platforms

Alloy Online, Inc.                        14.0%  Teen e-commerce and cataloger

BET Interactive, LLC                       4.4%  Online e-commerce and content provider, targeting African-American audiences

CacheFlow, Inc.                            *     Developer of Internet caching appliances to accelerate and optimize information flow

CarsDirect.com, Inc.                       *     Internet provider for research, price, design, order and delivery of new vehicles at home

Drugstore.com, Inc.                        *     Internet provider of on-line drugstore services

Food.com, Inc.                             3.0%  Provider of online purchase service for delivered and take-out dining

iBEAM Broadcasting Corporation             2.8%  Provider of satellite delivery of streaming media to Internet service
  (3)                                                providers

ICTV, Inc.                                 8.9%  Developer of head-end centric systems enabling interactive television on cable set-top boxes

iFilm, Corporation                         1.0%  Metamediary for making, distributing and consuming film entertainment

Internet Pictures Corporation (4)          1.5%  Provider of interactive photography services and technology for the Internet

iVillage, Inc.                             1.7%  Developer and provider of branded online network tailored to interests and needs of adult women

Katalyst Venture Partners I                6.6%  B2B e-commerce investor

Kozmo.com, Inc.                            *     Internet delivery service of entertainment and other items

KPCB Java Fund, L.P. (5)                   4.0%  Venture fund invested in entities that develop applications using Java software

Lifescape, LLC                             6.7%  Provider of Internet-based behavioral health services

Lightspan, Inc. (6)                        8.9%  Provider of curriculum based educational software and Internet services to schools and homes

Medscholar Digital Networks LLC          100.0%  Provider of medical education services to healthcare professionals

Mixed Signals Technologies, Inc.          n/a    Developer of interactive television technology

Move.com Group (7)                         5.4%  Provider of online real estate services

MTVN Online, L.P.                          9.7%  Provider of music-related and music-themed services online

netLibrary, Inc.                           1.7%  Provider of electronic books and publishing

Online Retail Partners, LLC               22.0%  Partners with leading brand retailers to enable rapid deployment of
                                                     e-commerce business

Open TV, Inc. (8)                          2.5%  Worldwide distributor of software that enables interactive television

OrderTrust, Inc.                           9.7%  Provider of integrated order management services for e-commerce

OurHouse, Inc.                             3.2%  E-commerce provider of home improvement products

pogo.com, Inc. (9)                        17.9%  Internet provider of family-oriented online games

priceline.com Incorporated (3)             1.9%  Provider of online e-commerce for products and services through a
                                                     "reverse auction" pricing system

Quokka Sports, Inc.                        2.2%  Internet provider of live digital sports entertainment

Replay TV, Inc. (10)                       *     Provider of personal television product enabling consumers to control their television viewing

RespondTV, Inc.                            4.0%  Provider of infrastructure services for delivery of real time enhanced TV ads

TiVo, Inc.                                 *     Provider of personal television product enabling consumers to control their television viewing

UGO Networks, Inc.                         3.6%  Internet destination providing entertainment services for 18 to 34 year olds on the web

Webvan Group, Inc                          *     Online grocery service for home delivery of food and non-prescription drugs

-----------

(1) Percentage ownership does not give effect to the conversion, exercise or exchange of convertible securities, options or warrants that others or we own.

(2) Does not include warrants expiring 3/29/01 to purchase 2,500,000 shares of common stock at $13.00 per share and 3/29/04 to purchase 2,500,000 shares of common stock at $15.00 per share.

(3) During the third quarter, we monetized priceline.com Incorporated and iBEAM Broadcasting Corporation investments generating proceeds of approximately $125 million and $65 million, respectively. (Refer to note 11 of our accompanying consolidated financial statements).

(4) In February 2001, we transferred shares to Liberty as part of the Game Show Network transaction.

(5) Does not include our interest in numerous companies in which the KPCB Java Fund has invested.

(6) Does not include warrants expiring 5/9/02 to purchase 10,239 shares of common stock at $7.52 per share and 6/30/04 to purchase 1,534 shares of common stock at $10.00 per share.

(7) Acquired by Homestore.com, Inc. (Nasdaq: HOMS) on February 20, 2001. Move.com Group was a tracking stock of Cendant Corporation (NYSE: CD). Our position is exchangeable for $50 million of Cendant stock as of 6/30/01.

(8) Does not include warrants expiring 10/22/01 to purchase 1,126,126 shares of common stock at $5.55 per share.

(9)  Acquired by Electronic Arts, Inc. (Nasdaq: ERTS) on February 28, 2001.

(10) On February 1, 2001, SONICblue, Inc. (Nasdaq: SBLU) announced a plan to acquire ReplayTV, Inc.

*    less than 1%

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)




During 2000, we sold and/or monetized certain of our investments to obtain funds for other strategic investments as appropriate to enhance our liquidity and maximize our return on capital. We will continue to sell and/or monetize investments as appropriate for any number of reasons, including to further provide funds for development of our interactive television business or for other strategic investments.

COMPETITION

We face competition from a number of companies in the new and rapidly evolving digital interactive television market, including commerce and content companies in both television and Internet industries. Many of these companies have significantly greater financial, marketing and operating resources than we and may be in a better position to compete in the industry. For example, producers of existing television channels, such as The Home Shopping Network (HSN), QVC, and Home & Garden TV (HGTV), could incorporate interactive services into their video programming and thus become direct competitors. With an extensive library of video, existing distribution agreements and sizable viewer base, these companies could be strong competitors. Our potential competitors also include other multiple system operators, or MSOs (including AT&T Broadband), major studios, technology companies, including Microsoft, Internet companies, such as AOL-Time Warner, and entertainment companies. Further, if MSOs develop their own interactive television programming, the potential market for our programming will be reduced.

Pursuant to our access agreement with AT&T, AT&T could elect to form separate joint ventures with us for each interactive channel we may develop. If the joint venture option is chosen, the access agreement provides that neither AT&T nor we may provide interactive video services in the specified categories of channels which are the subject of such joint venture other than through the joint venture.

Web-based commerce companies with existing brand recognition and back office capabilities, such as Expedia.com, Inc. and Amazon.com, Inc., may develop television compatible interfaces to market their products. Many of these competitors have the support of, or relationships with, companies in which we have an equity interest, which could adversely affect the extent of support these companies give to our interactive television effort.

Companies in a variety of industries compete for carriage of their programming on cable television systems and other distribution media. In addition to other video or interactive video channels, we also compete for carriage with companies involved in businesses such as video-on-demand, information services, e-mail and telephony services and Internet companies.

We also compete for consumers' time and discretionary income with other sources of entertainment, including radio, television, in-home video and audio systems and filmed entertainment. The Internet is another alternative for entertainment, including music delivery and short-film web sites. Traditional stores which market similar products to our interactive television channels would also compete for consumer focus.

RISKS RELATING TO OUR INTERACTIVE MEDIA BUSINESS

RISKS RELATING TO THE DEVELOPMENT OF THE INTERACTIVE TELEVISION BUSINESS

Interactive television requires cable plant capable of two-way communications and is dependent on there being an installed base of interactive set-top boxes that are capable of handling two-way cable communications. The deployment of interactive television is subject to a number of factors outside our control.

AT&T's cable operator, AT&T Broadband and many MSOs are in the process of upgrading their physical cable television plants to two-way capability for their own business purposes, such as providing local telephony and Internet access services, which may also support interactive television services. If the plant upgrades to support interactive television service are not completed in a timely fashion or in a sufficient number in the cable television systems of AT&T Broadband and other MSOs, our interactive television business may be adversely affected.

Neither AT&T Broadband nor any of the MSOs, has any obligation to deploy the interactive set-top boxes, even if they upgrade their cable plant to support two-way communications. AT&T Broadband and other MSOs, based on their own business plans, may elect not to deploy the set-top boxes or not to do so within a time frame that would benefit our goal to develop and profit from interactive television services. In addition, the interactive set-top boxes deployed by AT&T Broadband and the other MSOs could be of a type that supports new services that they intend to provide to their subscribers, such as telephony, but not interactive television. The failure to deploy interactive set-top boxes that support interactive television will adversely affect our ability to fully

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

develop an interactive television business. The deployment could also be affected by the number of set-top boxes that are available from suppliers and shortages of trained personnel necessary to install the set-top boxes.

Revenues generated by our business operations are not sufficient to cover the anticipated expenses in developing interactive television and will not be sufficient to fund our operations and anticipated investments. We will expend a significant amount of funds on the development of interactive television before revenues, if any, are derived from our development efforts. In addition, we will need additional funds in order to take advantage of opportunities to invest in interactive television and content related companies and other businesses. To date, we have not generated any significant cash flow from our operations and have relied on Liberty and a bank line of credit, to fund our operations. Liberty has no obligation to make additional funds available to us. If in the future Liberty were to agree to provide us additional funds, such advances may take the form of additional equity purchases or indebtedness. The terms under which Liberty would make funds available would be separately negotiated between us and Liberty, and Liberty may not agree to advance any or all of the funds required by us. We have no capacity available under our company's bank line of credit at February 28, 2001. If we need funds from outside sources we may not be able to find a source willing to provide those funds.

The access agreement with AT&T provides that we and AT&T will negotiate in good faith the terms and conditions of a definitive agreement with respect to providing interactive video services on AT&T cable systems. It is possible that we will not be able to agree on such additional terms and, as a result, we will not enter into a definitive agreement with AT&T. If a definitive agreement is not entered into with AT&T, we may have to negotiate a separate agreement with them, without the full benefit of the framework provided by the access agreement regarding the distribution of interactive video services. In addition, we anticipate that we may be required to negotiate a separate agreement for each digitally compressed channel that is developed, rather than one agreement covering all of the twelve to fifteen digital channels that may be carried on the six megahertz of bandwidth provided for in the access agreement. As described above, AT&T, in its sole discretion, may elect that these separate agreements be entered into pursuant to one of two arrangements. However, under the joint venture arrangement alternative, AT&T may purchase our ownership interest in the venture at fair market value at the third anniversary after the formation of the venture. We believe that because interactive television is a new venture that has not been broadly or successfully developed in any market, our interactive television development efforts may not be fully realized until after the third anniversary. If AT&T elects to purchase our interest in any joint venture, we would be precluded from participating in any increased value of the interactive television venture with AT&T after the third anniversary of the venture.

The access agreement also does not restrict AT&T's ability to transfer or decrease the size of any of its cable systems. Any disposition of cable systems could have a material adverse effect on our business.

The success of the interactive television business will be greatly limited if MSOs other than AT&T Broadband do not distribute our interactive television programming. In order to obtain distribution on the other MSOs' cable systems, we will have to create services that will make interactive television attractive to customers and develop pricing, revenue splits and other strategies that will incentivize the other MSOs to carry our programming and provide the other related services necessary to provide interactive television services. We have not entered into any such agreements with other MSOs. We may not be able to enter into arrangements with other MSOs regarding this distribution, and the terms of any such arrangement or the amount of channel capacity we may be able to acquire from other MSOs may not be as favorable as we anticipated.

We have not yet entered into any definitive agreements for channel content or operating services, which we must do in order to develop interactive television channels. The content for our interactive television channels depends on our ability to enter into strategic alliances, on favorable terms, pursuant to which we would be entitled to use the provider's content, brand name or other resources. We may not be able to enter into any of these agreements at all or on favorable terms. The failure to obtain or a delay in obtaining any one of these agreements will adversely affect our ability to develop an interactive television business.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


It is uncertain whether the interactive television business can be successfully developed. This business is in its early stage of development. Interactive television using two-way capability of the cable plant has not yet been broadly or successfully deployed in the United States. Previous attempts have failed for a variety of reasons, including lack of customer acceptance. The success of interactive television will depend in large part on customer acceptance. Customer acceptance will depend upon, among other factors,

     o the price of the set-top box and other components required to deliver interactive television to the consumer;

     o    the cost to consumers to receive interactive television;

     o our ability to develop interactive cable television programming that is attractive to consumers and economically beneficial to us;

     o    ease of use to the customer;

     o our ability to develop and implement software and other capabilities to provide customers with ready-to-use e-commerce experience, including fulfillment of orders; and

     o    customer satisfaction with security and subscriber privacy.

Even if interactive television is successfully developed, there is no certainty that consumers will accept this new offering in numbers sufficient to provide economic success. Therefore, the timing and amount of return on our investment in interactive television cannot be determined.

RISKS RELATED TO LIBERTY CONTRIBUTION AGREEMENT.

In connection with the transactions under the Liberty contribution agreement, the Board of Directors of Liberty adopted a policy that we will be the primary (but not exclusive) vehicle of Liberty for the pursuit of corporate interactive programming opportunities that are provided or otherwise made available to Liberty, subject to certain exclusions and limitations. We may not benefit from the policy at all or benefits derived from the policy may be limited or less than expected for any number of reasons, including the following:

     o The policy is not exclusive and Liberty has no obligation to continue to maintain the policy. If Liberty determines to change, modify or abandon the policy, the number of opportunities we will have to invest in or develop interactive programming may be reduced or eliminated.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


     o    The policy specifically does not apply to opportunities:

          o developed by or made available to any other public company that is a controlled affiliate of Liberty, or developed by or made available to any person in which Liberty or any other controlled affiliate of Liberty has an interest but which person is not a controlled affiliate of Liberty,

          o relating to interactive programming services that are additional to, enhancements of or ancillary to linear video programming and content that are developed by or provided or made available to a controlled affiliate of Liberty whose primary business is the provision of linear video,

          o relating to interactive programming opportunities that are intended to be distributed primarily outside the United States and Canada,

          o relating to hardware, software or other equipment, facilities, services, technologies or utilities associated with the distribution or enablement of interactive programming services or other hardware, utilities or non-content related software,

          o arising out of or relating to interactive programming opportunities that have been provided or made available to us but which we have determined not to pursue or have failed to pursue within the applicable time period or

          o that Liberty or any of its controlled affiliates is legally or contractually obligated to provide or make available to a person other than us.

     o The policy also provides that if we determine not to pursue or fail to pursue an opportunity, in each case within such time as Liberty may reasonably specify, then Liberty may pursue the interactive programming opportunity. Our ability to act on an opportunity will depend on, among other things, the availability of funds to pursue the opportunity. As discussed above, the availability of such funds is not certain.

     o    The policy terminates automatically upon the first to occur of:

          o Liberty's ceasing to beneficially own at least a majority in voting power of our voting securities, and

          o Liberty's ceasing to beneficially own at least a majority of our outstanding common equity securities. As a result, Liberty could still effectively control us but would not be subject to the policy.

     o Liberty's willingness to advance funds to us and, if Liberty determines to advance funds, the terms on which Liberty may provide such funds, may affect our ability to pursue such opportunities.

     o Our company anticipates that many of the video programming entities in which Liberty has investments may attempt to add interactive services and enhancements to their video programming. Because the policy only applies to Liberty and its controlled affiliates and because many of Liberty's affiliates are not "controlled" by it for purposes of the policy, the policy will not apply to these opportunities. Moreover, even to the extent these entities are controlled by Liberty, if these entities' primary business relates to video programming and the interactive programming opportunities relate to interactive additions and enhancements to video programming then the policy would not be applicable to that opportunity.

     o Certain of our directors are Liberty directors and/or senior officers, and as such may be involved in the determination as to whether a particular opportunity is within the scope of the policy, and whether to approve or terminate the policy, and as Liberty Digital directors and/or senior officers may also be involved in the determination as to whether or not to cause Liberty Digital to accept and pursue an opportunity or allow it to revert back to Liberty based on Liberty's interests.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


RISKS RELATED TO INVESTMENTS

Our ability to sell and/or monetize investments that we no longer consider strategic, as well as the timing and amount of proceeds gained from these transactions, may be adversely affected by market and other conditions largely beyond our control. As a result, we may not be able to sell all or any portion of our investments or, if we are able to sell, we may not be able to sell at favorable prices. If we are unable to sell certain investments at favorable prices our operating results and business could be harmed.

A significant portion of the equity securities we own are held pursuant to shareholder agreements, partnership agreements and other instruments and agreements that contain provisions that affect the liquidity, and therefore the realizable value, of those securities. Most of these agreements subject the transfer of the stock, partnership or other interests to consent rights and/or rights of first refusal of the other shareholders or partners. In certain cases, a change in control of Liberty Digital or of the subsidiary holding our equity interest will give rise to rights or remedies exercisable by other shareholders or partners, such as a right to initiate or require the initiation of buy/sell procedures. All of these provisions will restrict our ability to sell those equity securities and may adversely affect the price at which those securities may be sold. For example, in the event buy/sell procedures are initiated at a time when we are not in a financial position to buy the initiating party's interest, we could be forced to sell our interest at a price based on the value established by the initiating party, and that price might be significantly less than what we might otherwise obtain.

We do not have the right to manage the businesses or affairs of any of the entities in which we hold less than a majority voting interest. Rather, our rights, at most, may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights varies from agreement to agreement. Although our board representation and veto rights may enable us to prevent the sale by an entity in which we own less than a majority voting interest of assets or prevent its paying dividends or making distributions to its shareholders or partners, they do not enable us to cause these actions to be taken.

Our stock price may decline significantly because of stock market fluctuations that affect the prices of the companies in which we invest. The stock market has recently experienced significant price and volume fluctuations that have affected the market prices of the common stock of Internet and other technology companies. We have investments in many Internet and technology companies. If market fluctuations cause the stock price of these companies to decline, our stock price may decline. Other broad market and industry factors may result in a decrease in the market price of the Series A common stock regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may cause a decrease in the market price of the Series A common stock. In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted against the company. Litigation of this type, if instituted, could result in substantial costs and a diversion of management's attention and resources.

The Internet companies in which we hold interests are subject, both directly and indirectly, to various laws and governmental regulations relating to their respective businesses. Due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for the services and products of the Internet companies in which we have interests and increase such companies' costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions.

RISKS RELATED TO GOVERNMENT REGULATION

See section on Regulation Affecting Our Interactive Media and Music Segments on page I-15.

MUSIC SEGMENT

Our Music segment, formerly Audio segment, consists of revenues derived from AT&T Broadband annual payments and from the operations of DMX. DMX is primarily engaged in programming, distributing and marketing a digital music service, DMX MUSIC(TM), which provides continuous, commercial-free, CD-quality music programming to homes and businesses primarily in the United States, but also in Canada, Mexico, Latin America, the Caribbean and Sub-Sahara Africa through distribution agreements with certain of DMX's affiliates.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

Approximately 32.8%, 37.0% and 47.6% of our revenues are derived from AT&T Broadband and its affiliates and their subscribers for the years ending December 31, 2000, 1999 and 1998, respectively.

AT&T BROADBAND ANNUAL PAYMENTS

We are party to an amended contribution agreement with AT&T Broadband pursuant to which we receive monthly payments based on revenues received by AT&T Broadband and its affiliates from sales of analog DMX services net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to us pursuant to the affiliation agreement for digital DMX services. These payments, which are adjusted annually for inflation, have increased from $18 million annually to approximately $20 million annually at December 31, 2000, and will continue through 2017.

THE DMX SERVICE

Music Formats. We develop our programming content in distinct music formats, such as Classical, Jazz, Rock, Oldies and Latin, which are tailored to fit the music listener's specific taste. Our methods of distribution include cable, Ku-Band direct broadcast satellite, or DBS, and on-premise. We currently offer 30 to 40 formats via cable, 100 formats via DBS and over 350 titles in our DMX-Disc(R) library catalogue for on-premise distribution.

We program our music using an in-house programming staff. We have developed a system of programming, originating and distributing DMX service through the use of certain software and hardware for selecting songs and encoding the music information into a data stream, which is either uplinked to our satellite for delivery to cable operators and customers or converted to DMX-Disc custom CDs. Approximately, ninety percent of the DMX formats are updated daily, while the other ten percent are updated at least once a week.

We provide customized music to business customers through our Music Application Program, or MAP. MAP assists DMX subscribers in analyzing their business image, demographics and desired energy level to create a custom music program to enhance the business's atmosphere and brand image, making it simple to tailor the audio atmosphere of any business.

Distribution Methods. We distribute DMX service through satellite transmission to cable operators, as well as directly to residential and commercial subscribers. We sublease transponder capacity from the National Digital Television Center, or NDTC, an AT&T subsidiary, which also provides facilities for uplink transmission of our signals to the transponders. NDTC in turn leases its satellite transponder capacity on satellites operated by third parties, including the Loral T4 satellite, operated by the Loral Skynet. The term of our principal transponder sublease with NDTC for the Loral T4 satellite runs through the earlier of the life of the satellite or December 2007.

A satellite failure could have a material adverse effect on our financial condition and results of operations. We cannot be sure that we will not experience satellite failures, or that the satellites used will remain in operation through their projected useful lives. Satellite failure could result in disruptions in service to customers, additional expenditures for satellite receiver re-pointing or new receiving equipment, and could damage relationships with clients. There are a limited number of satellites with orbital positions suitable for transmission of our signals and a limited number of available transponders on those satellites. Satellite transponders receive signals, translate signal frequencies and transmit signals to receiving satellite dish antennas. If signals become unavailable due to satellite failure or if third parties are unable to provide transponder services to us, we would have to seek alternative satellite or transponder facilities. However, alternative facilities may not be available on a timely or cost-effective basis, may be available only on a satellite that is not positioned as favorably as current satellites and may therefore require us to expend money to re-point subscribers' satellite dishes or may require a change in the frequency currently used to transmit and receive the signal. If we are required to enter into new transponder lease agreements, there can be no assurance that we will be able to do so on terms as favorable as those in current agreements. Any one or more of these events could require us to incur additional expenditures, could degrade our ability to serve our customers and have a material adverse effect on our financial condition and results of operations.

Distribution by Cable Operators. For the past several years the cable industry has transitioned to digital compression technology from analog technology to distribute cable programming and DMX service to its cable customers. Digital compression technology can compress, on average, between 12 and 15 analog video signals into the space normally occupied by one. The technology is distributed through AT&T Broadband's Headend in the Sky, or HITS. HITS enables AT&T Broadband and other participating cable operators to increase their program offerings and create new packages that could include, if they so choose, the DMX service as part of a package of video and music services. DMX service is currently included in digital packages distributed by AT&T Broadband and other MSOs. Digital distribution permits subscribers to receive video and music signals through a

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

single standard set-top tuner without the use of a separate tuner for music. DMX's affiliation agreements with cable operators for digital distribution generally provide for a relatively small per subscriber fee attributable to DMX service, which is paid by the cable operator for each subscriber that purchases a digital cable package of video and music services that include DMX service.

Analog technology allows the DMX service to be distributed to subscribers via the cable operators by use of special equipment designed to receive the DMX signal from the transponders and then deliver it over the existing cable network to a separate DMX tuner at the subscriber's home or business. Subscribers receiving DMX service through this method generally are offered this service as a premium service and are charged a separate a la carte fee. Under our affiliation agreements with the cable operators, we are paid a per subscriber license fee for each subscriber receiving DMX service. License fees vary depending on whether the service is delivered to a commercial establishment or private residence. Fees to commercial subscribers are significantly higher than for residential subscribers and are based on a minimum licensing fee. Fees for all analog DMX services are generally much higher than the fees for DMX service paid to us for subscribers of digital cable systems.

The AT&T Broadband annual payments payable to our company under the AT&T amended contribution agreement are not subject to either of these general license fee arrangements.

Of the cable subscribers receiving DMX service as of December 31, 2000, 1% were receiving DMX service via analog cable distribution and 99% were receiving the service via digital distribution as compared to, 4% and 96% of cable customers receiving DMX service via analog and digital distribution, respectively, as of December 31, 1999. The digital distribution has not impacted the current rate structure of commercial cable subscribers or direct broadcast satellite subscribers.

Distribution by Satellite. DMX service is also transmitted to small satellite dishes from the Ku-Band satellite, which we lease from NDTC, directly to residential and commercial subscribers. Customers use proprietary DMX satellite receivers to receive the DMX signal and play it back through their music sound system. Customers can select any of the over 100 available formats at any time via the receiver, which can be controlled manually via the front panel or by a hand held remote control device. Additionally, through our in-house software system, we are able to control the music playback either to an individual receiver or a group of receivers, which allows customization according to the customer's specific needs.

On-Premise Distribution. DMX service is also distributed as an on-premise business music service via our DMX-Disc service where cable and DBS are not available. DMX-Disc uses a compact disc interactive, or Cdi, player and a custom programmed library of CDs. Through the distribution and rotation of library CDs, a DMX-Disc customer receives essentially the same programming that is available by satellite. The Cdi player is controlled locally by the store manager and is disabled to only allow the playback of the DMX customer programmed catalog of CD's.

OTHER SERVICES

We also derive revenues from the rental of tuner boxes and from sales and installation of sound system related products to our business customers through our local sales offices. Additionally, we offer in-store audio marketing systems and on-hold custom music messaging. Revenues from these activities represented approximately 39%, 31% and 22% of our consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


MUSIC LICENSING

Most music is copyrighted and accordingly we must enter into license agreements in order to distribute copyrighted music. We enter into agreements and arrangements with major rights owners and organizations to permit the programming and distribution of our DMX service, including music performance agreements with the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, and the Society of European Stage Authors and Composers, or SESAC, that permit distribution to businesses and homes. We also enter into licensing agreements with record companies that permit us to produce and distribute the DMX-Disc product for the commercial marketplace. Under these agreements and arrangements, we pay performance royalties for all music played on the DMX service in the United States and cover either residential or commercial distribution or distribution on the Internet. Copyright users negotiate a fee with these organizations based upon a percentage of revenues. If the parties cannot reach an agreement with ASCAP or BMI, special judicial rate setting procedures in the United States District Courts, referred to as "rate court" proceedings, are available under antitrust consent decrees that govern these organizations. SESAC is not bound by a consent decree or special judicial rate setting mechanism. Certain of the agreements with ASCAP and BMI that are being negotiated on an industry wide basis over new rate structures may require a retroactive rate increase. We have continued to accrue royalties under agreements that are subject to ongoing negotiations or rate court proceedings based on our best estimates, after consultation with legal counsel and consideration of the terms and rates of the expired contracts. Although we have been accruing for potential increases in the BMI commercial and ASCAP commercial and residential rates, if the fees to be paid by DMX to these and other licensors increase in excess of current accruals, our results of operations could be materially adversely affected by such excess amount.

Our agreement with ASCAP for commercial distribution expired in May 1999, and we entered into an interim agreement since June 1999 until new rates are determined. We are part of an industry-wide group currently negotiating renewal terms. Our agreement with BMI for commercial distribution has expired. We are a participant in a rate court proceeding initiated by BMI to determine reasonable BMI license fees for commercial distribution. Our commercial agreement with SESAC expires in June 2001.

ASCAP has commenced a rate court proceeding to determine, among other things, rates for our residential distribution. In that proceeding, we have entered into a stipulation with ASCAP wherein we will not actively participate in the proceedings, but will be bound by the rate court's findings. Until the rate court proceedings are determined, we are paying license fees to ASCAP under our expired agreement with ASCAP. A trial date is not expected this year. Our residential agreement with BMI expired September 30, 1999. In November 1999, the rate court set interim license fees to be paid by certain distributors of digital music. Although we are not a party to the rate proceeding, in December 1999 we agreed to be bound by the interim rate of 3 percent for residential service for the period beginning October 1, 1999, and 1.5 percent of our web site revenues for Internet transmissions. Further, we agreed to be bound by the results of the proceeding or any settlement. We also reserved the right to join the proceeding at a later date. Our residential agreement with SESAC expires June 30, 2001.

We have applied for a compulsory license with the Recording Industry Association of America, or RIAA, for webcasting and we are participating in an arbitration process to determine licensing rates. It is expected that the outcome of this arbitration will be known in 2001.

We do not currently have a license with SESAC for webcasting. We believe that our agreement with ASCAP for residential distribution covers our distribution of music over the Internet.

MARKETING

Commercial Music Marketing. The top 50 United States markets have approximately
10.2 million business establishments, according to market information developed for our company. Approximately 55% of these businesses use some form of background music. We distribute our programming services to the commercial marketplace through regional direct sales offices owned and operated by us, franchisees and cable operators.

We have 25 local sales offices in major markets in the United States that have approximately 4.0 million businesses, according to market information developed for our company. We began fiscal 1999 with ten local sales offices and began fiscal 2000 with twenty local sales offices. Each local sales office sells DMX service and related business communication services and products direct to both local and regional chain accounts located in our territory utilizing our own sales, installation and service teams.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

We grant rights to franchisees and cable operators to market DMX service to commercial subscribers within exclusive franchise territories in exchange for a monthly per subscriber fee. Franchisees market DMX service via DBS or DMX-Disc, while cable operators have the right to market DMX service received via DBS and delivered to businesses via their cable systems, or through our on-premise distribution, DMX-Disc.

The Fairness in Music Licensing Act enacted in 1998 revised the United States copyright law to expand an exemption that enables certain small businesses to transmit background music by means of radio and television. Those exemptions are subject to limitations on the size of area of the business location in which such transmissions are received, limitations on the number of speakers or television sets and the restriction that the business does not charge admission. As a result of the Fairness in Music Licensing Act, more small businesses can transmit background music at their business locations without paying licensing fees which may reduce the potential number of customers for our DMX service. However, we do not believe that small businesses could replicate the DMX service.

Residential Marketing. The cable television industry in the United States is comprised of more than 11,000 cable systems, which serve more than 70 million households, according to the 1999 Cable TV Financial Databook. This represents approximately 68% of all television households in the country. Of those households subscribing to cable, nearly 55% subscribe to one or more premium cable services.

Currently, we service approximately 30 million households and we have distribution commitments in over 800 cable systems in the United States, which represents approximately 7% of the domestic cable market. These distribution commitments are represented by contracts, or "affiliation agreements", between the cable operator and us, which give the operator the right to distribute DMX service to residential subscribers within their franchise territories in exchange for a monthly per subscriber license fee. Commercial rights are granted under a separate contract. The term of the affiliation agreements range from one to ten years and require monthly license fees to be paid to us for each DMX service residential subscriber.

The acquisition of subscribers is a joint effort between us and the cable operator. To support the cable operators' marketing efforts, we contribute marketing materials and/or cooperative marketing funds. The retail price of DMX service is established in each local market by the cable operator. Many different pricing strategies, such as separate equipment rental charges, promotional discounts and special offers may affect the ultimate retail price to the consumer.

International Business. Although we have focused most of our efforts on domestic growth, we continue to review opportunities of distributing our DMX service in foreign markets. We have licensing and royalty arrangements that cover Canada, Mexico, Latin America, the Caribbean and Sub-Sahara Africa, and continue to evaluate other possible joint relationships to enhance the international distribution of our DMX service. Our revenue from international operations represent 5%, 4% and 3% of our consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

COMPETITION

We compete with other providers of residential cable television and direct broadcast satellite programming (including competitors who provide digital music programming similar to our DMX service) for third party cable and DBS affiliations. Our principal competitors for these affiliations are Music Choice and Muzak Limited Partnership, or Muzak. Most of our affiliation agreements prohibit a distributor from offering a competitive music service and, because of channel capacity, it is also unlikely that an affiliated distributor would introduce a competitive digital audio service on its cable or DBS system. As a result, DMX does not directly compete with these competitors once an affiliation agreement is signed. Competition for cable system operator and DBS distributor relationships is based primarily on the relative quality and quantity of programming, financial strength, quality of marketing to attract and retain subscribers, technical reliability and performance and the overall cost of DMX service.

Our principal competitor in providing music programming services to businesses is Muzak. We compete in this market on the basis of customer service, distribution technology, the selection of music, quality of programming and value. Some of our competitors may have substantially greater financial, technical, personnel and other resources than we do.

Music programming services also compete for consumers' time and discretionary income that is spent on other sources of entertainment, such as radio, other pre-recorded music services, on-air television, basic and premium television services, and in-home video and audio systems. The Internet provides a fast growing option for music delivery, including web sites (such as "Napster") that currently make digital music available over the Internet.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


There are numerous methods by which existing and future competitors can deliver music programming, including various forms of direct broadcast satellite services, wireless cable, fiber optic cable, digital compression over existing telephone lines, interactive television broadcast channels, digital audio radio service and the Internet. Competitors may use different forms of delivery for the services offered by us, and customers may prefer these alternative delivery methods. We may not have the financial or technological resources to adapt to changes in available technology and clients' preferences.

We cannot be sure that we will be able to use, or compete effectively with competitors that adopt new delivery methods and technologies, or keep pace with discoveries or improvements in the communications, media and entertainment industries. We cannot be sure that the technology we currently rely upon will not become obsolete. Advances in telecommunications technology and Internet music delivery systems could lower the barriers to entry in the business music industry and result in increased competitive pressure.

RESEARCH & DEVELOPMENT

We focus our research and development efforts on distribution and encoding/server technologies, including refinements to our residential and commercial DBS technology and the development of technologies for the distribution of music via the Internet. Our research and development expenses for the years ending December 31, 2000, 1999 and 1998 were $444,000, $138,000 and $70,000, respectively.

TRADEMARKS AND COPYRIGHTS

We have filed for worldwide trademark registration for our DMX services (including DMX, DMX MUSIC, Digital Music Express, DMX for Business, DMXADJ, DMX Axis, and MallNet). We believe that our trademarks are valuable properties and intend to defend them vigorously.

REGULATION AFFECTING OUR INTERACTIVE MEDIA AND MUSIC SEGMENTS

GENERAL.

Any laws or regulations that adversely affect satellite or transmission services, copyright or agreements or that would have an adverse effect on the growth of the cable television and satellite industry may also have an adverse effect on us. Although programming and music providers, such as us, are not directly regulated by the Federal Communications Commission, or FCC, the operations of cable television systems are subject to the Telecommunications Act of 1996, the Cable Television Consumer Protection and Competition Act of 1992, as amended, or the Cable Act, the Cable Communications Policy Act of 1984, as amended, and the Communications Act of 1934, as amended and to regulation thereunder by the FCC.

Cable television systems are subject to extensive regulations, including rate regulation, which can operate to impair the willingness and ability of cable operators to add programming services. This adverse effect was mitigated by the 1996 Telecom Act, under which the rate regulation of non-basic tiers in all cable systems ended on March 31, 1999.

REGULATION OF OWNERSHIP.

The Cable Act required the FCC to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater; provided, that the additional channels carry minority-controlled programming services. The regulations also grandfather existing carriage arrangements that exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services. However, on March 2, 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, reversed the FCC's decision and remanded the rule to the FCC for further consideration. These rules, if readopted by the FCC upon remand with record support, may limit carriage of the programming companies in which we have interests on certain systems of affiliated cable

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

operators. In the same rulemaking, the FCC concluded that additional restrictions on the ability of multi-channel distributors to engage in the creation or production of video programming were then unwarranted.

Carriage Requirements. The Cable Act grants television broadcasters "must carry" rights on local cable systems. "Must carry" rights afford less popular broadcast stations guaranteed access to local cable systems, which can reduce the channel capacity available for other programming services, like the GSN or DMX services and the interactive channels under our access agreement. The burden associated with "must carry" would increase substantially if broadcasters proceed with a planned conversion to digital transmission, and the FCC required cable systems to carry both analog and digital broadcasts in their entirety. On January 18, 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert rights to carriage of both analog and digital signals during the transition to digital television. The Cable Act also requires cable systems to reserve up to 15% of their capacity for commercial use by unaffiliated third party programmers and permits local franchising authorities to require the allocation of additional capacity for public, educational and government access use. A separate form of broadcast "must carry" and "public interest" access applies to the DBS industry. All of these obligations adversely affect the channel capacity available for the carriage of the GSN or DMX services and the interactive channels under our access agreement.

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

Music Copyrights and Royalty Payments. The Digital Performance Right in Sound Recordings Act of 1995 establishes the right of owners of the performance rights, such as the performers and record companies, to control digital transmission of sound recordings by means of subscription services. The 1995 Act provides a compulsory license for noninteractive subscription services. An arbitration proceeding before the United States Copyright Office to determine the statutory license royalty rate to be paid under the 1995 Act by us and other digital music residential subscription services on services transmitted to non-business subscribers commenced in August 1996, and the Librarian of Congress, upon recommendation of the Register of Copyrights, issued an order in 1998 setting the royalty rate at 6.5% effective February 1996. The RIAA appealed the order, which was upheld by the federal appeals court and no further appeals may be made.

In 1998, the Digital Millennium Copyright Act was enacted. The Act provides for a compulsory license for digital ephemeral recordings obtained from the copyright owner of the master recordings. The Millennium Act defines the digital performance rights with respect to copyright owners of master recordings and digital reproduction rights, and provides a basis for Internet music providers to obtain a compulsory license. We have obtained a compulsory license and are participating in the Copyright Arbitration Royalty Panel proceeding which will determine the licensing royalty rates to be paid for webcasting and digital ephemeral copies.

Satellites. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. If the FCC or any other person revokes or refuses to extend authorizations for any of the satellites used to transmit our services, we would be required to seek alternate satellite facilities. At present, however, there are numerous competing satellite providers that make transponders available for music programming and video services to the cable industry.

Interactive Television. On January 18, 2001, the FCC released a Notice of Inquiry regarding interactive television services over cable television. The FCC seeks comment on, among other things, an appropriate definition of interactive television services, whether access to a high speed connection is necessary to realize interactive television capabilities, and whether a nondiscrimination rule is necessary and/or appropriate. The outcome of this proceeding and any rules ultimately adopted by the FCC could affect the carriage of our contemplated interactive television services and the implementation of our access agreement with AT&T.

Internet Services. The Internet companies in which we have interests are subject, both directly and indirectly, to various laws and governmental regulations relating to their respective businesses. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. For example, the Digital Millennium Copyright Act,

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

enacted into law in 1998, protects certain qualifying online service providers from copyright infringement liability, the Internet Tax Freedom Act, also enacted in 1998, placed a three-year moratorium on new state and local taxes on Internet access and commerce, and, under the Communications Decency Act, an Internet service provider will not be treated as the publisher or speaker of any information provided by another information content provider. However, because of the increasing popularity and use of commercial online services and the Internet, a number of laws and regulations may be adopted with respect to commercial online services and the Internet. For example, the Internet Tax Freedom Act expires in 2001, but Congress may extend this moratorium in some form. Other Internet-related laws and regulations may cover issues such as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of the Internet companies in which we have interests and increase such companies' costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose these companies to substantial liability.

Proposed Changes in Regulation. The regulations discussed above are subject to the political process and have been in constant flux over the past decade. Further, material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business and the development of interactive television will not be affected adversely by future legislation, new regulation or deregulation.

PERSONNEL

As of December 31, 2000, we had 560 full-time employees of which 16 employees and 544 employees represent our Interactive Media and Music segments, respectively. We consider relations with our employees to be satisfactory.

ITEM 2. PROPERTIES

Our principal executive offices are located at 1100 Glendon Avenue, Suite 2000, Los Angeles, CA 90024.

We do not own any real property. We lease the fixed assets necessary for the operation of our business, including office space, transponder space, headends, and customer equipment. We believe that all our facilities are adequate for our current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be a party to legal actions arising in the ordinary course of business, including claims by former employees. Although some of these actions could be expected to involve claims for substantial amounts, except as set forth in the next paragraphs, we do not believe that any currently pending litigation to which we are a party would have a materially adverse effect on our financial condition or results of operations.

On or about July 7, 1993, ASCAP initiated an action against us and others in the United States District Court for the Southern District of New York for a determination of a reasonable license fee for the right to use music in the ASCAP repertory distributed to residential customers. We entered into a stipulation with ASCAP wherein we will not actively participate in the proceedings, but will be bound by the District Court's findings.

On or about December 8, 1998, BMI initiated an action against us and others in the United States District Court for the Southern District of New York for a determination of a reasonable license fee for the right to use music in the BMI repertory distributed to commercial customers. The parties are currently in the discovery process and a preliminary judgment in the case has been appealed by other music service providers.

On August 25, 1999, Ground Zero Entertainment Corporation commenced an action against us in the Supreme Court of the State of New York for breach of contract, tortious interference with contract, tortious interference with prospective business relations, fraudulent concealment, and fraudulent misrepresentation, and to rescind a February 1999 transaction between Ground Zero and us pursuant to which we transferred certain assets of Paradigm Associated Labels to Ground Zero. The court has dismissed all claims except for the fraudulent misrepresentation allegations. Our motion for clarification and reargument regarding the fraud allegations is pending. We believe that the outcome of this matter will not have a material adverse effect on us.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

In December 1999, David Wolin, a former employee of PAL, commenced an action against us in the Supreme Court of the State of New York. The complaint asserts, among other things, that we breached obligations to Wolin under his employment agreement. On April 7, 2000, the Wolin and Ground Zero actions were consolidated. Discovery in the consolidated actions is presently being conducted and must be completed by July 16, 2001. We believe that the outcome of this matter will not have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Liberty Digital's security holders during the quarter ended December 31, 2000.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


                                     PART II

ITEM 5. MARKET FOR LIBERTY DIGITAL, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 10, 1999, shares of our Series A common stock have been quoted on the Nasdaq National Market tier under the symbol "LDIG". Prior to September 10, 1999, shares of our Series A common stock were quoted on the Nasdaq SmallCap Market under the symbol "TUNE".* There is no established trading market for the shares of our Series B common stock.

The following table sets forth the range of high and low sales prices for our Series A common stock for the periods indicated as reported by Nasdaq:

1999:                                                    HIGH                 LOW
-----                                                    ----                 ---

First Quarter                                         $      5.6250            4.0625
Second Quarter                                              61.0000            5.2500
Third Quarter                                               34.8750           15.5000
Fourth Quarter                                              75.7500           22.8750

2000:
-----

First Quarter                                         $     71.1250           35.5000
Second Quarter                                              39.9375           18.0000
Third Quarter                                               37.0000           16.6250
Fourth Quarter                                              20.5000            3.8438

As of December 31, 2000 there were 2,861 stockholders of record of Liberty Digital Series A common stock with approximately 53.9% of the shares held in "street name" All of the outstanding shares of Liberty Digital Series B common stock are owned by Liberty.

-----------------------
*We changed our name to Liberty Digital, Inc. on September 9, 1999.

DIVIDENDS

We have not paid dividends on either our Series A common stock or our Series B common stock. We do not anticipate declaring or paying cash dividends on either our Series A common stock or our Series B common stock at any time in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on our Series A common stock or our Series B common stock will be made by the Board from time to time in the exercise of its business judgment, taking into account, among other things, results of operations and financial condition, any of our then existing or proposed commitments for the use of available funds, and our obligations with respect to the holders of any then outstanding indebtedness or preferred stock. In addition, we may in the future issue debt securities or preferred stock or enter into loan agreements or other arrangements that restrict the payment of dividends on, and repurchases of, our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the three-month period ended December 31, 2000.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


ITEM 6. SELECTED FINANCIAL DATA.

The following is a summary of selected financial information relating to the financial condition and results of operation of Liberty Digital, Inc., formerly TCI Music, Inc. and our predecessor, DMX and should be read in conjunction with our consolidated financial statements (amounts in thousands, except per share data).


                                       LIBERTY DIGITAL                    TCI MUSIC                               DMX
                                ---------------------------  --------------------------------------    --------------------------
                                               TEN MONTHS     TWO MONTHS               SIX MONTHS      NINE MONTHS
                                 YEAR ENDED      ENDED         ENDED       YEAR ENDED      ENDED           ENDED     YEAR ENDED
                                 DECEMBER 31,  DECEMBER 31,  FEBRUARY 28, DECEMBER 31, DECEMBER 31,      JUNE 30,   SEPTEMBER 30,
                                -------------  ------------  ------------ ------------ ------------    -----------  -------------
                                    2000           1999         1999         1998          1997             1997         1996
                                -------------  ----------- | ------------ ------------ ------------ |  -----------  -------------
                                                           |                                        |
                                                           |                                        |
INCOME STATEMENT DATA                                      |                                        |
                                                           |                                        |
Revenue                            $ 100,727       68,581  |    14,220       66,495       23,415    |    18,476       19,265
Cost of equipment and                                      |                                        |
installation                          22,628       13,216  |     2,643        8,116        1,304    |     1,882        1,939
Operating, selling, general and                            |                                        |
   administrative expenses            62,650       43,329  |     7,801       38,359       12,905    |    27,300       29,909
Stock compensation                  (402,475)     692,936  |        85          502          294    |       137          550
Depreciation and amortization         53,533       40,660  |     2,502       14,192        6,078    |     1,789        1,884
Inventory writedown                     --           --    |      --          1,102         --      |      --           --
Loss on disposal of DMX-Europe                             |                                        |
   N.V                                  --           --    |      --           --           --      |     1,738        7,153
                                   ---------    ---------  | ---------    ---------    ---------    |  --------    ---------
                                                           |                                        |
Net operating income (loss)          364,391     (721,560) |     1,189        4,224        2,834    |   (14,370)     (22,170)
                                                           |                                        |
Interest expense, net                (15,887)      (5,727) |    (1,036)      (5,698)        (289)   |      (422)        (300)
Share of earnings (losses) of                              |                                        |
affiliates                           (21,520)     (11,620) |        (6)         151          120    |       203      (11,657)
Gain (loss) on sale of                                     |                                        |
   investments, net of dividend                            |                                        |
   income                            (19,145)       1,152  |      --           --           --      |      --           --
Impairment of investments           (174,641)        --    |      --           --           --      |      --           --
Other income (expense), net           21,192         --    |        (2)        --           (222)   |      (119)         272
                                   ---------    ---------  | ---------    ---------    ---------    |  --------    ---------
Net earnings (loss) from                                   |                                        |
   continuing operations                                   |                                        |
   before income taxes               154,390     (737,755) |       145       (1,323)       2,443    |   (14,708)     (33,855)
Income tax (expense) benefit        (101,134)     282,467  |    (1,049)      (3,059)      (2,625)   |      --           --
                                   ---------    ---------  | ---------    ---------    ---------    |  --------    ---------
Income (loss) from continuing                              |                                        |
operations                         $  53,256     (455,288) |      (904)      (4,382)        (182)   |   (14,708      (33,855)
                                   =========    =========  | =========    =========    =========    |  ========    =========
                                                           |                                        |
Basis net income (loss)                                    |                                        |
   attributable to common                                  |                                        |
   stockholders                    $ 164,368     (679,025) |    (4,596)     (30,467)        (589)   |   (14,708)     (33,855)
                                   =========    =========  | =========    =========    =========    |  ========    =========
                                                           |                                        |
Basic income (loss) attributable                           |                                        |
   to common stockholders per                              |                                        |
   common share                    $    0.82        (3.54) |     (0.06)       (0.38)       (0.01)   |     (0.25)       (0.68)
                                   =========    =========  | =========    =========    =========    |  ========    =========
                                                           |                                        |
Weighted average number of                                 |                                        |
   common shares - basic             201,585      191,932  |    81,377       81,046       77,423    |    59,587       49,676
                                   =========    =========  | =========    =========    =========    |  ========    =========
                                                           |                                        |
                                                           |                                        |
Diluted net income (loss)                                  |                                        |
   attributable to common                                  |                                        |
   stockholders                    $ 173,622     (679,025) |    (4,596)     (30,467)        (589)   |   (14,708)     (33,855)
                                   =========    =========  | =========    =========    =========    |  ========    =========
                                                           |                                        |
Diluted income (loss)                                      |                                        |
   attributable to common                                  |                                        |
   stockholders per common                                 |                                        |
   share                           $    0.74        (3.54) |     (0.06)       (0.38)       (0.01)   |     (0.25)       (0.68)
                                   =========    =========  | =========    =========    =========    |  ========    =========
                                                           |                                        |
Weighted average number of                                 |                                        |
   common shares - diluted           234,905      191,932  |    81,377       81,046       77,423    |    59,587       49,676
                                   =========    =========  | =========    =========    =========    |  ========    =========

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


                                          LIBERTY DIGITAL            TCI MUSIC                        DMX
                                      ---------------------   ---------------------  ------------------------
                                            DECEMBER 31,             DECEMBER 31,      JUNE 30,   SEPTEMBER 30,
                                      ---------------------   ---------------------  -----------  -------------
                                         2000        1999        1998        1997        1997         1996
                                      ---------   --------- | ---------   --------- | ----------  -------------
                                                            |                       |
BALANCE SHEET DATA                                          |                       |
                                                            |                       |
Current assets                        $  45,895      20,326 |    20,642      16,757 |     6,186        7,719
                                                            |                       |
Net assets of discontinued                                  |                       |
   operations                               --          --  |    65,451      70,756 |      --           --
                                                            |                       |
Investments in affiliates,                                  |                       |
   accounted for under the equity                           |                       |
   method                                15,395      34,345 |       378         577 |       558          504
                                                            |                       |
Investment in available for sale                            |                       |
   securities                           177,202     930,048 |      --          --   |      --           --
                                                            |                       |
Investments recorded at cost            159,058     217,457 |      --          --   |      --           --
                                                            |                       |
Property and equipment, net              22,909      18,419 |    12,686       4,227 |     4,132        5,894
                                                            |                       |
Intangibles and other assets, net       508,602     513,267 |   102,708      91,903 |       110        4,635
                                      ---------   --------- | ---------   --------- | ---------    ---------
                                                            |                       |
Total assets                          $ 929,061   1,733,862 |   201,865     184,220 |    10,986       18,752
                                      =========   ========= | =========   ========= | =========    =========
                                                            |                       |
                                                            |                       |
Current liabilities                   $ 179,074     577,609 |    13,604      13,141 |    14,705       16,932
                                                            |                       |
Notes payable and accrued interest                          |                       |
   - related party                      192,875        --   |      --          --   |      --           --
Debt                                      2,428      97,813 |    96,244      53,236 |        23        1,401
Accrued stock compensation,                                 |                       |
  long-term                               8,615     101,846 |      --          --   |      --           --
Related party debt and accrued                              |                       |
  interest                                 --          --   |       226       3,793 |     3,887         --
Deferred income taxes                    57,402     375,818 |       380       2,811 |      --           --
Other liabilities                        16,469      18,212 |    12,187      11,413 |     8,673        1,773
                                      ---------   --------- | ---------   --------- | ---------    ---------
                                                            |                       |
                                                            |                       |
Total liabilities                       456,863   1,171,298 |   122,641      84,394 |    27,288       20,106
                                                            |                       |
Redeemable convertible preferred                            |                       |
   stock                                160,224     153,308 |    34,322      35,588 |      --           --
Stockholders' equity (deficit)          311,974     409,256 |    44,902      64,238 |   (16,302)      (1,354)
                                      ---------   --------- | ---------   --------- | ---------    ---------
                                                            |                       |
Total liabilities and stockholders'                         |                       |
   equity (deficit)                   $ 929,061   1,733,862 |   201,865     184,220 |    10,986       18,752
                                      =========   ========= | =========   ========= | =========    =========

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements on page II-13.

SUMMARY OF OPERATIONS

Our operations consist of the Music segment, formerly the Audio segment, and the Interactive Media segment.

For purposes of the following analysis and discussion, the year ended December 31, 1999 represents the operations of our Music segment for the two months ended February 28, 1999 and the combined operations of our Music and Interactive Media segments for the ten months ended December 31, 1999. Our Interactive Media segment was added as a result of the contribution transaction completed on September 9, 1999 as discussed in note 1 to the accompanying financial statements. The addition of our Interactive Media segment was accounted for as an "as-if" pooling of interest, since the transaction was between entities under common control. Accordingly, the operations of our Interactive Media segment were recorded retroactive to March 1, 1999.

In order to provide a meaningful basis for comparing the years ended December 31, 2000 and 1999, and for purposes of the following table and discussion, the operating results of Liberty Digital, Inc. for the ten months ended December 31, 1999 have been combined with the operating results of TCI Music, Inc. for the two months ended February 28, 1999, and the resulting twelve-month operating results are compared to the operating results for the year ended December 31, 2000. Depreciation, amortization and certain other line items included in the operating results are not comparable between the twelve-month periods as the two-month period ended February 28, 1999 does not include the effects of purchase accounting adjustments related to the AT&T merger, and subsequent periods do include the effects of purchase accounting adjustments related to the AT&T merger. The combining of the accounting periods before and after the purchase accounting adjustments related to the merger is not acceptable under generally accepted accounting principles.

REVENUE

Our Music segment's revenues consist primarily of subscriber revenues derived from the distribution of our music services to homes and businesses. In addition, our Music segment derives revenues from the rental of tuner boxes, sales and installations of sound system products and in-store audio marketing systems and custom messaging systems. Our Interactive Media segment, which is in the development stage, did not have any revenue during 1999 and for the year ended December 31, 2000.

SUBSCRIBER REVENUE - RELATED PARTY

A significant amount of our Music segment revenues are derived from related party transactions in accordance with certain agreements as follows:

     o We are party to an amended contribution agreement with AT&T Broadband pursuant to which we receive monthly payments based on revenues received by AT&T Broadband affiliates from sales of analog DMX services net of an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to us pursuant to the affiliation agreement for digital DMX services described below. These payments, which are adjusted annually for inflation, have increased from $18 million annually to approximately $20 million annually at December 31, 2000, and will continue through 2017.

     o Pursuant to our affiliation agreement with Satellite Services, Inc., or SSI, a wholly-owned subsidiary of AT&T Broadband, effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute DMX services to commercial and residential customers of systems managed by AT&T Broadband or with which AT&T Broadband has a specified relationship for a 10-year period in exchange for licensing fees paid to us by SSI. Under the SSI affiliation agreement, we received $8.6 million in 2000 and $8.5 million in 1999. In addition, we receive subscriber revenue from AT&T Broadband affiliates for the distribution of DMX services through AT&T Broadband's digital business.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


     o The following table summarizes our related party transactions as described above for the periods reflected in our accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                              LIBERTY DIGITAL                             TCI MUSIC
                                  --------------------------------------   -------------------------------------
                                         YEAR             TEN MONTHS           TWO MONTHS              YEAR
                                         ENDED               ENDED                ENDED                ENDED
                                     DECEMBER 31,        DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                         2000                1999                 1999                 1998
                                  ------------------  ------------------ | ------------------  -----------------
                                                                         |
                                                                         |
 Revenue from AT&T Broadband                                             |
    annual payments               $         21,259              16,256   |           3,296             19,946
 Revenue from SSI                 $          8,644               7,083   |           1,417              8,500
 Revenue from AT&T Broadband      $          3,129               2,100   |             470              3,206
 Operating charges paid to AT&T                                          |
    Broadband                     $         (1,256)             (1,256)  |            (296)            (1,946)

SUBSCRIBER REVENUE - UNAFFILIATED

Our subscriber revenue from unaffiliated parties increased $2.1 million, or 6.9%, from $30.1 million for the year ended December 31, 1999 to $32.2 million for the year ended December 31, 2000. The increase resulted primarily from the continued growth of our commercial subscription business including growth driven by the expansion into five new markets during the year.

Our subscriber revenue from unaffiliated parties increased $7.8 million, or 34.8%, from $22.4 million for the year ended December 31, 1998 to $30.1 million for the year ended December 31, 1999. Our revenue increase was due to the continued growth in commercial subscription business attributed to the acquisition of sales offices in 10 new markets during 1999 and the full year impact of sales offices acquired in eight markets during 1998.

EQUIPMENT SALES AND INSTALLATION

Our revenue from equipment sales and installation increased $13.4 million, or 61.0% from $22.0 million for the year ended December 31, 1999 to $35.4 million for the year ended December 31, 2000 and increased $9.6 million, or 76.6 % from $12.5 million for the year ended December 31, 1998 to $22.0 million for the year ended December 31, 1999. These yearly increases resulted from the continued growth in the commercial subscriber base resulting primarily from acquisitions.

OPERATING COSTS AND EXPENSES

COST OF EQUIPMENT SALES AND INSTALLATION

Our cost of equipment sold and installation costs increased $6.8 million or 42.7% from $15.9 million for the year ended December 31, 1999 to $22.6 million for the year ended December 31, 2000 and increased $7.7 million or 95.4% from $8.1 million for the year ended December 31, 1998 to $15.9 million for the year ended December 31, 1999. These yearly increases are consistent with revenue increases which were attributed to the continued growth in the commercial subscriber base resulting primarily from acquisitions.

OPERATING EXPENSES

Our operating expenses from the Music segment for the year ended December 31, 1999 of $13.2 million is equal to our operating expenses for the year ended December 31, 2000. Our operating expense did not increase proportionately with our increase in revenue for the period due to the reversal of estimated excess music rights and royalties of approximately $2.0 million accrued for BMI music rights based on recent BMI royalty proceedings. As a result, operating expense remained the same from year to year.

Our operating expenses from the Music segment increased $855,000, or 6.9%, from $12.4 million for the year ended December 31, 1998 to $13.2 million for the year ended December 31, 1999. The increase was attributable to higher music rights and royalty expenses as a result of the higher subscriber revenue attributed to expansion in 10 new markets during 1999.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses increased $13.7 million, or 38.3%, from $35.8 million for the year ended December 31, 1999 to $49.4 million for the year ended December 31, 2000.

Of the increase, our Music segment expenses increased $10.3 million, or 36.5%, from $28.2 million for the year ended December 31, 1999 to $38.5 million for the year ended December 31, 2000. This increase consists primarily of higher commissions attributed to our increased subscriber fee revenue and our higher personnel, occupancy and promotional expense associated with our Music segment's expansion of commercial business into five new markets during the year.

Of the increase, our Interactive Media segment increased $3.4 million, or 44.8%, from $7.6 million for the year ended December 31, 1999 to $10.9 million for the year ended December 31, 2000. The increase primarily represents $3.5 million of payroll taxes associated with options exercised by our employees under the 1997 stock incentive plan (1997 Options) and stock appreciation rights exercises and deferred compensation payments made to our executives under the deferred compensation and stock appreciation rights plan (1999 SARs). Offsetting these were savings in personnel and occupancy costs resulting from the closing of our New York office on June 30, 2000.

Our selling, general and administrative expenses increased $9.8 million, or 37.8%, from $26.0 million for the year ended December 31, 1998 to $35.8 million for the year ended December 31, 1999. Of the increase, the Music segment increased by $5.4 million or 23.5%. The balance of the increase represents the expenses of the Interactive Media segment of $4.4 million for its first 10 months of operation. The increase in the Music segment represents higher salary costs and occupancy expenses due to the increase in the number of employees associated with the expansion in 10 new markets during 1999. The Interactive Media segment expenses represent salaries of key executive and staff, professional and consulting fees, travel expenses and general office expenses.

STOCK COMPENSATION

Stock compensation expense accruals relating to our 1997 Stock Incentive Plan and deferred compensation and stock appreciation rights plan are based on the trading price of our Series A common stock at the end of each year. An increase in the trading price of our Series A common stock over the previous year will result in an increase in stock compensation expense accruals, thereby decreasing our income from continuing operations (or increasing our loss from continuing operations) to the extent of the accrual. Conversely, a decrease in the price of our Series A common stock over the previous year will result in the reversal of a portion of the expense accrued for the previous year, thereby increasing our income from continuing operations (or reducing our loss from continuing operations) to the extent of the reversal.

We recorded stock compensation credits of $402.5 million for the year ended December 31, 2000 compared to our recorded stock compensation expense of $692.9 million for the year ended December 31, 1999. The stock compensation credits for the year ended December 31, 2000 resulted from the decline in the stock price underlying the 1997 Options and 1999 SARs. Additionally, the credit for the year ended December 31, 2000 was also a result of the resignation of one of our executives on February 15, 2000. The stock compensation expense for the year ended December 31, 1999 was due to an increase in the trading price of the Series A common stock over that period. The accrued expense for earned 1997 Options that remain outstanding and unexercised at December 31, 2000 was based on a closing price of $5.06 per share. Such accrual for earned 1997 Options was based on a stock price of $74.25 per share at December 31, 1999. The accrued expense for earned 1999 SARs that remain outstanding and unexercised at December 31, 2000 was based on the average market price in accordance with the 1999 SARs terms of $5.2578 per share at December 31, 2000. Such accrual for earned 1999 SARs was based on an average price of $62.30 per share at December 31, 1999. The change in the expense accrual for the year ended December 31, 2000 from December 31, 1999 was reflected as an expense reversal. Offsetting these credits were additional stock compensation expenses for 1997 Options and 1999 SARs earned after December 31, 1999.

Our stock compensation expense increased $692.5 million from $500,000 for the year ended December 31, 1998 to $693.0 million for the year ended December 31, 1999. This increase was as a result of the exercise of stock options and accruals for earned 1997 Options and 1999 SARs based on the closing price of $74.25 and average price of $62.30, respectively. The total stock compensation expense was $703.2 million, of which $10.2 million was reflected as part of the loss from discontinued operations. There was no stock compensation expense related to the 1997 Options and 1999 SARS at the end of December 31, 1998.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expense increased $10.4 million, or 24.0%, from $43.2 million for the year ended December 31, 1999 to $53.5 million for the year ended December 31, 2000 and increased $29.0 million, or 204.1%, from $14.2 million for the year ended December 31, 1998 to $43.2 million for the year ended December 31, 1999. These yearly increases were primarily attributed to the amortization of the fair value adjustments resulting from the AT&T merger and the access agreement transferred to us under the contribution agreement with Liberty on September 9, 1999, but recorded retroactive to March 1, 1999. Our amortization expense for these intangible assets transferred to us reflect a full year amortization for the year 2000 compared to ten months of amortization for the year 1999, and no amortization for the year 1998. The balance of increases in each period was primarily attributable to the addition of property and equipment and intangibles resulting from acquired businesses made by us during the years ended December 31, 1999 and 1998.

MERGER AND BUSINESS DEVELOPMENT COSTS

During 1999, we incurred investment-banking fees and professional fees of $1.1 million related to the completion of the transactions under the contribution agreement with Liberty. In addition, we incurred legal and professional fees of $1.0 million related to the start up and development of the Interactive Media segment.

INVENTORY WRITEDOWN

During 1998, certain digital commercial tuners were written down by $1.1 million as a result of physical inventory adjustments at the field locations and pricing adjustments to the lower of cost or market.

INTEREST EXPENSE

Our unaffiliated interest expense and financing cost recorded for the years ended December 31, 2000, 1999, and 1998 were $6.0 million, $6.2 million and $5.4 million, respectively. These interest costs were charges from our revolving loan debt agreements and various notes payable relating to businesses acquired. The balances of these debts were $4.2 million, $103.1 million and $97.5 million at December 31, 2000, 1999 and 1998, respectively. During 2000, we experienced higher interest charges under the terms of our bank loan agreement, as described below, which resulted in a higher interest expense over a shorter period of time in 2000 compared to prior years.

Our related party interest expense owed to Liberty affiliates recorded for the years ended December 31, 1999 and 1998 were insignificant. Our related party interest for the year ended December 31, 2000 was $9.9 million resulting from our borrowings, which had a balance of $188.5 million at December 31, 2000. The proceeds of these notes were used to pay in full the balance of our $93.5 million promissory note dated October 29, 1999 with a subsidiary of Liberty, and to pay in full the balance of our unaffiliated revolving debt of $95.8 million as described in the section of "Liquidity and Capital Resources".

LOSS FROM SALES OF INVESTMENTS, NET OF DIVIDEND INCOME

Our loss from sales of investments, net of dividend income for the year ended December 31, 2000, resulted from the sale of marketable securities for proceeds of $19.8 million, which is less than our recorded costs for these investments of $45.8 million. Our recorded costs for these investments sold include $29.9 million in fair value adjustments on investments transferred to us retroactively on March 1, 1999 as a result of the contribution transaction with Liberty. Offsetting these losses was dividend income of $6.9 million from distributions received from our interests in KPCB Java Fund Limited Partners, or JAVA. These distributions received were in the form of marketable securities recorded at market value at the date of distribution. These were all sold during the year ended December 31, 2000.

During 1999, we did not have any sale of investments activity. However, we received dividend income from JAVA in the form of marketable securities valued at $1.2 million. These investments were also sold during the year ended December 31, 2000.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


SHARE OF LOSSES OF AFFILIATES

Our share of losses of affiliates increased $9.9 million from $11.6 million for the year ended December 31, 1999 to $21.5 million for the year ended December 31, 2000. These increases in losses were primarily attributable to increases in our share of losses as follows: pogo.com, Inc. of $1.5 million, Online Retail Partners, LLC of $7.7 million and from other equity investments of $700,000. Our share of losses of affiliates during 1998 was not significant.

IMPAIRMENT OF INVESTMENTS

During the year ended December 31, 2000, we recorded impairment charges to reduce the value of certain of our investments to fair value. The total of these writedowns was $174.6 million, of which $86.0 million, $35.2 million and $53.4 million were for writedowns of our investment in MTV Online, L.P., or the MTVN partnership, other equity and private investments, and marketable securities, respectively.

OTHER, NET

During the year ended December 31, 2000, we recorded other income of $19.4 million resulting from a gain on the value of a put/call option for iBeam Broadcasting Corp. This transaction is between us and a subsidiary of Liberty as further explained in the section of "Liquidity and Capital Resources". Also included in other net is $1.7 million of prior period accruals for royalty expenses which we reversed as income as we believe that there is no further obligation.

LOSSES FROM DISCONTINUED OPERATIONS

On July 15, 1999, we discontinued the operations of two of our subsidiaries and exchanged substantially all of their assets for a 10% limited partnership interest in the MTVN partnership. As a result of this transaction we recorded a loss from operations of $18.9 million (net of income tax benefit of $10.6 million) in 1999 and a loss from operations and disposal of $24.7 million (net of income taxes benefit of $5.4 million) in 1998.

EXTRAORDINARY ITEM - OTHER INCOME

In 1997, we ceased operations and placed into receivership our wholly owned subsidiary, DMX Europe N.V. (DMX-E) including DMX-E's subsidiary, DMX Europe
(UK) Limited. During that year, we wrote off all its assets and made accruals for losses and cost of its disposal for a total of $9.1 million. In September 1999, we were notified by our counsel in the United Kingdom that the liquidation of another subsidiary DMX Europe (UK) Limited was completed. The completion of this liquidation resulted in a reversal of amounts owed to creditors by $7.7 million. We recorded this reversal as an extraordinary item during the year ended December 31, 1999.

SUBSEQUENT EVENT

On February 23, 2001, we acquired a 50% ownership position in GSN from SPE for approximately $275 million. The purchase price we paid consisted of $125 million in cash (funded through cash on hand, borrowing of $93.9 million from our revolving loan agreement and borrowing of $12.5 million from Liberty), $100 million note payable to SPE, due on February 22, 2002, and shares of our Series A common stock. Under the terms of the agreement, we issued to SPE 1,491,598 shares of Series A common stock, representing the stock component of the purchase price, and an additional 692,835 shares of Series A common stock, representing prepaid interest on the SPE note. Liberty is a co-obligor on the $100 million note for which it received shares of stock of Internet Pictures Corporation owned by us and a contingent call right with respect to a portion of our ownership interest in GSN if we fail to pay in full the note when due.

On September 25, 2000, we announced an agreement to merge DMX with AEI Network Inc. to create a leader in the delivery of professionally programmed commercial-free music to homes and businesses around the world via the Internet, satellite and broadband networks. This merger which is subject to the completion of financing with major banks and clearance by the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Act, has not occurred as of March 30, 2001. Upon completion of the merger, we will own approximately 56% of the new company.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2000, our financing activities and operating activities generated funds of $88.5 million and $2.7 million, respectively. These funds were used for purchases of Interactive Media investments, net of $19.8 million proceeds from sale of investments, business acquisitions and purchases of property and equipment totaling $76.0 million, resulting in a net increase in cash of $15.2 million.

We are a borrower under a revolving loan agreement dated December 30, 1997, as amended, which provides for current borrowings of up to $97.0 million. Our borrowings under this agreement bear interest at a rate per annum equal to either the London Interbank Offering Rate, or LIBOR, plus an applicable margin depending on our leverage ratio test, as defined, for the preceding three month period or the bank's base rate which includes an applicable margin. On September 29, 2000, proceeds from the iBEAM/priceline.com transactions discussed below were used to pay down our revolving credit facility resulting in current availability at that date under the credit facility of approximately $94.6 million. Subsequent to December 31, 2000, we utilized this facility in full to finance our acquisition of a 50% ownership position in GSN with SPE, described above. Our aggregate debt balance from unrelated parties, after giving effect to the GSN transaction, will increase to $198 million from our debt balance of $4.1 million at December 31, 2000. Pursuant to an amendment of the agreement effective on February 23, 2001, the margin added to LIBOR based on the leverage ratio test was eliminated and facility pricing was fixed at LIBOR plus 2.50%.

On October 21, 1999, we signed a promissory note amounting to $100 million in favor of a subsidiary of Liberty. On September 29, 2000, we paid our outstanding balance of $93.5 million in full, extinguishing this promissory note. We paid interest of $5.6 million on this note based on an interest rate that was the greater of the prime rate plus 1% or federal funds rate plus 2.25%.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


On September 29, 2000, we signed two promissory notes totaling $188.5 million in favor of Liberty. These notes bear interest at 9% compounded annually and are secured by our 99% preferred interest in two entities as described below, to which we have transferred certain of our assets. The only obligors on the notes are the subsidiaries which hold the respective preferred interests in the two entities. The accrued interest and principal on the notes are payable upon the sale of our preferred interests or on the due dates of the notes, whichever is earlier. These entities are consolidated in our financial statements as at December 31, 2000. Our transactions (iBEAM/priceline.com transactions) with these entities are detailed as follows:

     o We transferred 3,125,000 shares of priceline.com, Incorporated valued at $40.0625 per share or $125.2 million and our interest in the net value of a put and call option on the priceline.com shares (which we entered into in July 2000, as a five year cashless collar, with a financial services institution prior to the transfer of these shares), into Priceline LLC, a newly formed subsidiary. In conjunction with this transfer, we retained a 99% preferred interest in Priceline LLC, which earns a 9% annual preferred return and a preferred right to its initial liquidation value of $123.9 million, and sold a 1% common interest for $1.3 million to a subsidiary of Liberty. We reflected the $1.3 million we received on September 29, 2000 for the sale of the 1% interest in Priceline LLC in our financial statements as a capital contribution from Liberty. At December 31, 2000, we have marked to market the value of the priceline.com shares and the put and call option and have reflected our cumulative unrealized gain of $29.4 million (net of deferred taxes of $19.6 million) as part of "accumulated other comprehensive earnings, net of taxes," in the consolidated statement of stockholders' equity. The promissory note of $123.9 million related to this transaction is due on September 28, 2010.

     o We transferred 3,623,684 shares of iBEAM Broadcasting Corporation valued at $18.00 per share or $65.2 million into iBEAM LLC, a newly formed subsidiary. In conjunction with this transfer, we retained a 99% preferred interest in iBEAM LLC, which earns a 9% annual preferred return and a preferred right to its initial liquidation value of $64.5 million, and sold 1% common interest for $652,000 to a subsidiary of Liberty. We reflected the $652,000 we received on September 29, 2000 for the sale of the 1% interest in iBEAM LLC in our financial statements as a capital contribution from a subsidiary of Liberty. As part of this transaction, we also entered into a put and call option with respect to our interest in IBEAM LLC with a subsidiary of Liberty. At September 29, 2000, we recorded the fair value of the put and call options with respect to our interest in iBEAM LLC of $12.3 million as other assets and reflected this asset as a capital contribution of $7.4 million, net of deferred taxes of $4.9 million, from Liberty since the put and call transaction was among related subsidiaries of Liberty. At December 31, 2000, we have marked to market the value of our interest in iBEAM LLC (by reference to the underlying value of the iBEAM shares) and recorded our cumulative unrealized gain of $514,000 (net of deferred taxes of $336,000) as part of "accumulated other comprehensive earnings, net of taxes," in the consolidated statement of stockholders' equity. We also have marked to market the value of the put and call option and recorded a gain amounting to $19.4 million which was recorded as other income in the consolidated statement of operations and comprehensive earnings for the year ended December 31, 2000. The promissory note of $64.6 million related to this transaction is due on September 28, 2008.

On September 29, 2000, Liberty exchanged the outstanding shares of Series B preferred stock for two new series of preferred stock, Series C and Series D. The Series C preferred stock has substantially the same terms as the Series B preferred stock, except that dividends on the new Series C are payable in cash or shares of the new Series D preferred stock. The Series C preferred stock is convertible into shares of Series B common stock at an initial conversion rate of $5.825 per share. The dividend rate is 5% per annum, and 7% in the event of a default under the terms of the related stockholders' agreement. The Series D preferred stock is not convertible into common stock and bears dividends at the rate of 12% of its liquidation value per annum, payable quarterly in cash or additional shares of Series D preferred stock. The Series C and Series D preferred stock will be redeemable after June 30, 2006 at the option of the holder or at our option. As a result of this transaction, we issued 8,106 shares of Series D preferred stock as payment of dividends due on the Series B preferred stock up to September 29, 2000, and exchanged the Series B preferred stock into Series C preferred stock on a one-for-one basis. Subsequent to September 29, 2000, we issued an additional 2,118 shares of Series D preferred stock as dividends due for the quarter ending December 31, 2000 on the Series C and Series D preferred stock.

At December 31, 2000, we had available for sale securities consisting of common stock and common stock equivalent investments, carried at fair value based on quoted market prices of $177.2 million. Included in this amount are unrealized holding gains of $18.7 million before deferred income taxes of $7.4 million. The net unrealized holding gain of $11.3 million is included in "accumulated other comprehensive earnings, net of taxes" within the consolidated statement of stockholders' equity.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)

Our sources of funds include our available cash balances, cash provided by the AT&T Broadband annual payments and proceeds from our asset sales and financing activities. We will continue to evaluate investment and acquisition opportunities and expect to make investments in interactive channel development initiatives including additional capital contributions to GSN per our agreement with SPE, acquire additional equity interests in interactive media technology and e-commerce and content businesses, and make business acquisitions related to the Music segment. Should additional capital be needed to fund payment of our debt, future investment and acquisition activity, we may seek to raise additional capital through public or private offerings of our stock or through debt refinancing. We cannot be sure, however that we will be able to raise additional capital on terms that are favorable to us to pay our debts and fund investments and acquisition opportunities.

In February 2001, we entered into an amended and restated deferred compensation and stock appreciation rights agreement, or Amended SARs, with our Chief Executive Officer, which amended his vesting period from five years to four years and our payment obligations relating to his exercises in January 2000 under the 1999 SARs. The payment obligation of $133.7 million, which was reflected as part of accrued stock compensation in the accompanying balance sheet at December 31, 2000, was satisfied by a cash payment by Liberty of $50 million and by the issuance of 5,779,982 shares of AT&T's Liberty Media Group common stock. In the first quarter of 2001, we will record the payment of this liability by Liberty as a capital contribution and record an expense of $10.3 million, which represents the excess of the value of the Liberty shares over the 1999 SARs settled. Additionally, the change in the vesting period of the Amended SARs from five years to four years will result in an increase in the cumulative vested portion of the Amended SARs and accordingly we will record a higher stock compensation expense than we would have under the 1999 SARs agreement.

For information concerning our other commitments and contingencies, see note 19 to the accompanying consolidated financial statements

ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133 or SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for us as of January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards, on January 1, 2001 will not result in a cumulative effect on our income statement or balance sheet.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, the implementation of which was required for the fourth quarter of the year ended December 31, 2000, provides the following criteria for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. We have adopted
SAB No. 101 in the fourth quarter of the year ended December 31, 2000 and have reclassified revenues and expenses for prior periods. There was no effect on net earnings as a result of the reclassifications for any periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates as a result of our borrowing activities, which primarily include floating rate borrowings on our credit facility used to maintain liquidity and fund our business operations. Had market interest rates been 1% higher throughout the year ending December 31, 2000, we would have recorded approximately $1 million of additional interest expense for the year 2000.

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

In order to illustrate the effect of changes in stock prices on our investments accounted for as available for sale securities, we provide the following sensitivity analysis. Had the stock prices of these investments been 20% lower at December 31, 2000, the value of such securities would have been lower by approximately $18 million.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


In July 2000, we entered into a five-year "cashless collar" with a financial services institution with respect to 3.125 million shares of priceline.com common stock. In effect, we purchased a put option that gives us the right to require the counter party to buy 3.125 million priceline.com shares from us in approximately five years for $37.2114 per share. We simultaneously sold a call option giving the counter party the right to buy the same shares from Liberty Digital in approximately five years for $91.5010 per share. Since the purchase price of the put option was equal to the proceeds from the sale of the call option, the collar transaction was at no cost to us. The market value of the collar at December 31, 2000 was $84.9 million.

The instruments discussed above are held by us for purposes other than trading purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
Independent Auditor's Report........................................................................................II-14

Consolidated Financial Statements of Liberty Digital, Inc. (formerly TCI Music, Inc.):

Consolidated Balance Sheets - December 31, 2000 and December 31, 1999...............................................II-15

Consolidated Statements of Operations and Comprehensive Earnings - Year ended
         December 31, 2000, ten months ended December 31, 1999, two months ended February 28, 1999 and year ended December 31, 1998...................................................II-17

Consolidated Statements of Stockholders' Equity (Deficit) - Year ended December
         31, 2000, ten months ended December 31, 1999, two months ended
         February 28, 1999 and year ended December 31, 1998.........................................................II-19

Consolidated Statements of Cash Flows - Year ended December 31, 2000, ten months ended December 31, 1999, two months ended February 28, 1999 and year ended December 31, 1998...............................................................................II-20

Notes to Consolidated Financial Statements..........................................................................II-22

Financial Statement Schedules have not been provided as any required information has been included in the consolidated financial statements and notes thereto or are not required.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)


                          INDEPENDENT AUDITOR'S REPORT

THE BOARD OF DIRECTORS
LIBERTY DIGITAL, INC.:

We have audited the accompanying consolidated balance sheets of Liberty Digital, Inc. (formerly TCI Music, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive earnings, stockholders' equity, and cash flows for the year ended December 31, 2000, the ten months ended December 31, 1999, the two months ended
February 28, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Digital, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

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

KPMG LLP

February 13, 2001
Los Angeles, California

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)


                           CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                  DECEMBER 31,         DECEMBER 31,
                                                                     2000                 1999
                                                               -----------------    ------------------
                                        Assets

Current assets:
  Cash and cash equivalents                                    $          17,387                2,176
  Trade receivables:
   Unaffiliated                                                           14,584                8,162
   Related party (note 11)                                                 3,612                2,839
   Allowance for doubtful accounts (note 5)                               (1,630)              (1,342)
                                                               ------------------   ------------------
                                                                          16,566                9,659
                                                               -----------------    ------------------

  Prepaid expenses and other current assets                                5,072                3,411
  Equipment inventory                                                      6,870                5,080
                                                               -----------------    ------------------

          Total current assets                                            45,895               20,326

Investment in affiliates, accounted for under the
  equity method (note 6)                                                  15,395               34,345

Investment in available for sale securities (note 7):

  Investment in ACTV, Inc.                                                34,372              516,088
  Investment in Open TV                                                   17,420              175,243
  Investment in priceline.com, Inc.                                       88,986              148,047
  Other available for sale investments                                    36,424               90,670

Other investments:
  Investment in MTVN partnership (note 8)                                 54,852              135,975
  Other                                                                  104,206               81,482

Property and equipment, at cost:
  Furniture and equipment                                                 24,282               17,246
  Leasehold improvements                                                   2,151                1,087
  Studio and other support equipment                                       7,359                4,158
                                                               -----------------    ------------------
                                                                          33,792               22,491
Less accumulated depreciation                                            (10,883)              (4,072)
                                                               ------------------   ------------------
                                                                          22,909               18,419

Intangible assets, net (note 9)                                          474,602              512,502

Other assets                                                              34,000                  765
                                                               -----------------    ------------------

          Total assets                                         $         929,061            1,733,862
                                                               =================    ==================

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)


                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                             (AMOUNTS IN THOUSANDS)

                                                                   DECEMBER 31,         DECEMBER 31,
                                                                       2000                 1999
                                                               -------------------  -----------------
            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities (note 12)             $        18,721               11,571
  Current portion of debt (note 13)                                        1,693                5,327
  Accounts and note payable - related party (note 11)                      1,762               23,347
  Accrued stock compensation, current (notes 11 and 15)                  156,898              537,364
                                                               -----------------    -----------------

          Total current liabilities                                      179,074              577,609

Notes payable and accrued interest - related party (note 11)             192,875                   -
Debt (note 13)                                                             2,428               97,813
Accrued stock compensation, long-term (notes 11 and 15)                    8,615              101,846
Deferred income tax liability (notes 11 and 16)                           57,402              375,818
Other liabilities (notes 8 and 18)                                        16,469               18,212
                                                               -----------------    -----------------

          Total liabilities                                              456,863            1,171,298
                                                               -----------------    -----------------

Redeemable preferred stock, $.01 par value,
Authorized 5,000,000 shares (notes 1 and 14)
   Series C redeemable convertible preferred stock, 150,000 shares issued and outstanding in 2000, liquidation preference and
      redemption value of $150,000 in 2000                               150,000                   -
   Series D redeemable preferred stock, non convertible,
      10,224 shares issued and outstanding in 2000,
      liquidation preference and redemption value of $10,224
      in 2000                                                             10,224                   -
   Series B redeemable convertible preferred stock,
      150,000 shares issued and outstanding in 1999,
      liquidation preference and redemption value of
      $153,308 in 1999                                                        -               153,308

Stockholders' equity (notes 1 and 14): Common stock, $.01 par value:
     Series A;
      Authorized 1,000,000,000 shares; issued and
      outstanding 31,004,944 shares in 2000 and
      26,507,489 shares in 1999                                              310                  265
     Series B;
      Authorized 755,000,000 shares; issued and
      outstanding 171,950,167 shares in 2000 and 1999                      1,720                1,720
   Paid-in capital                                                       793,462              617,013
   Accumulated deficit                                                  (409,754)            (463,010)
   Deferred tax asset to be utilized by parent (notes 11, 15
   and 16)                                                               (85,105)            (210,277)
   Executive stock compensation adjustment by parent,
        net of taxes (notes 11 and 15)                                        -                (4,615)
   Accumulated other comprehensive earnings,
        net of taxes (notes 7 and 10)                                     11,341              468,160
                                                               -----------------    -----------------

          Total stockholders' equity                                     311,974              409,256
                                                               -----------------    -----------------

Commitments and contingencies (note 19)

          Total liabilities and stockholders' equity             $       929,061            1,733,862
                                                                 ===============    =================

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)


        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         LIBERTY DIGITAL                  TCI MUSIC
                                                   -------------------------    ----------------------------
                                                           (NOTE 1)                        (NOTE 1)
                                                                 TEN MONTHS        TWO MONTHS
                                                   YEAR ENDED       ENDED            ENDED      YEAR ENDED
                                                  DECEMBER 31,  DECEMBER 31,      FEBRUARY 28,  DECEMBER 31,
                                                  ------------  ------------    -------------- -------------
                                                      2000          1999              1999         1998
                                                  ------------  ------------  | -------------- -------------
                                                                              |
Revenue:                                                                      |
   Unaffiliated subscriber revenue                $     32,219        24,778  |        5,364       22,365
   Related party subscriber revenue (note 11)           33,032        25,439  |        5,183       31,652
   Equipment, installation and other                    35,476        18,364  |        3,673       12,478
                                                  ------------  ------------  | ------------  -----------
                                                       100,727        68,581  |       14,220       66,495
Operating expenses:                                                           |
   Operating                                            13,202        11,027  |        2,191       12,363
   Cost of equipment and installation                   22,628        13,216  |        2,643        8,116
   Selling, general and administrative                  49,448        30,140  |        5,610       25,996
   Stock compensation (note 15)                       (402,475)      692,936  |           85          502
   Depreciation and amortization                        53,533        40,660  |        2,502       14,192
   Merger and business development expenses                 -          2,162  |           -            -
   Inventory writedown                                      -             -   |           -         1,102
                                                  ------------  ------------  | ------------  -----------
                                                      (263,664)      790,141  |       13,031       62,271
                                                                              |
     Operating income (loss)                           364,391      (721,560) |        1,189        4,224
                                                                              |
Other expense:                                                                |
   Interest expense, net:                                                     |
     Unaffiliated, net (note 13)                        (5,951)       (5,201) |       (1,036)      (5,412)
     Related party (note 11)                            (9,936)         (526) |           -          (286)
                                                  ------------- ------------- | ------------  ------------
                                                       (15,887)       (5,727) |       (1,036)      (5,698)
                                                                              |
   Gain (loss) on sale of available for sale                                  |
     securities, net of dividend income                (19,145)        1,152  |           -            -
   Share of earnings (losses) of affiliates                                   |
     (note 6)                                          (21,520)      (11,620) |           (6)         151
   Impairment of investments (notes 6, 7 and 8)       (174,641)           -   |           -            -
   Gain on value of put/call with related party                               |
   (note 11)                                            19,422            -   |           -            -
   Other, net                                            1,770            -   |           (2)          -
                                                  ------------  ------------  | ------------- ----------
     Income (loss) from continuing operations                                 |
         before income taxes                           154,390      (737,755) |          145       (1,323)
                                                                              |
Income tax benefit (expense) (note 16):               (101,134)      282,467  |       (1,049)      (3,059)
                                                  ------------- ------------  | ------------- ------------
                                                                              |
     Income (loss) from continuing operations           53,256      (455,288) |         (904)      (4,382)
                                                  ------------  ------------- | ------------- ------------
                                                                              |
Discontinued operations (note 8):                                             |
                                                                              |
     Loss from operations, net of income taxes              -        (15,422) |       (3,440)     (20,393)
     Loss on disposal, including provision for                                |
         operating losses, net of income taxes              -             -   |           -        (4,338)
                                                  ------------  ------------  | ------------  ------------
                                                                              |
Income (loss) before extraordinary item                 53,256      (470,710) |       (4,344)     (29,113)
                                                  ------------  ------------- | ------------- ------------
                                                                              |
       Gain from extraordinary item (note 18)               -          7,700  |           -            -
                                                  ------------  ------------  | ------------  ------------
                                                                              |
Net income (loss)                                       53,256      (463,010) |       (4,344)     (29,113)
                                                  ------------  ------------- | ------------- ------------
                                                                              |
Other comprehensive earnings, net of taxes:                                   |
                                                                              |
   Foreign currency translation adjustments                                   |
     (note 2)                                               -             99  |          (49)           3
   Unrealized holding gains (losses) arising                                  |
     during the period (note 7)                       (472,467)      468,061  |           -            -
   Reclassification adjustments for marketable                                |
     securities sold during the period                  15,648            -   |           -            -
                                                  ------------  ------------  | ------------  ------------
                                                      (456,819)      468,160  |          (49)           3
                                                  ------------- ------------  | ------------- ------------
                                                                              |
Comprehensive earnings (loss)                     $   (403,563)        5,150  |       (4,393)     (29,110)
                                                  ============= ============  | ============= ============

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)



   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS, CONTINUED

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         LIBERTY DIGITAL                  TCI MUSIC
                                                   ---------------------------    ----------------------------
                                                            (NOTE 1)                       (NOTE 1)
                                                                   TEN MONTHS        TWO MONTHS
                                                    YEAR ENDED       ENDED             ENDED      YEAR ENDED
                                                    DECEMBER 31,  DECEMBER 31,      FEBRUARY 28,  DECEMBER 31,
                                                   ------------- -------------    --------------  ------------
                                                      2000          1999              1999          1998
                                                   ------------- -------------  | --------------  ------------
                                                                                |
                                                                                |
Net income (loss)                                  $     53,256      (463,010)  |       (4,344)      (29,113)
                                                                                |
Deferred tax assets to be utilized by parent                                    |
   (notes 11, 15 and 16)                               120,366       (212,707)  |          -             -
Accretion of redeemable convertible preferred                                   |
   stock (notes 11 and 14)                              (9,254)        (3,308)  |        (252)       (1,354)
                                                  -------------  -------------  | -------------- -------------
                                                                                |
Net income (loss) attributable to common                                        |
   stockholders                                        164,368       (679,025)  |      (4,596)      (30,467)
                                                  ------------   -------------  | -------------- -------------
                                                                                |
Accretion of redeemable convertible preferred                                   |
   stock (notes 11 and 14)                               9,254             -    |          -             -
                                                  ------------   ------------   | -------------  ------------
                                                                                |
Net income (loss) attributable to common                                        |
   stockholders - dilutive                        $    173,622       (679,025)  |      (4,596)      (30,467)
                                                  ------------   -------------  | ------------- -------------
                                                                                |
                                                                                |
Basic income (loss) per share (note 3):                                         |
                                                                                |
                                                                                |
Income (loss) from continuing operations          $        0.82          (3.50) |        (0.01)        (0.07)
                                                                                |
Discontinued operations                                     -            (0.08) |        (0.05)        (0.31)
                                                                                |
Extraordinary item                                          -             0.04  |         -             -
                                                  ------------   -------------  | ------------- -------------
                                                                                |
Basic net income (loss) attributable to common                                  |
                                                                                |
   stockholders                                   $        0.82         (3.54)  |       (0.06)        (0.38)
                                                  =============  =============  | ============  ==============
                                                                                |
Weighted average number of common shares               201,585        191,932   |      81,377        81,046
                                                  ============   ============   | ============  ==============
                                                                                |
                                                                                |
                                                                                |
Diluted net income (loss) per share (note 3):                                   |
                                                                                |
                                                                                |
Income (loss) from continuing operations          $        0.74          (3.50) |        (0.01)        (0.07)
                                                                                |
Discontinued operations                                     -            (0.08) |        (0.05)        (0.31)
                                                                                |
Extraordinary item                                          -             0.04  |         -             -
                                                  ------------   -------------  | ------------  --------------
                                                                                |
Diluted net income (loss) attributable to                                       |
                                                                                |
   common stockholders                            $        0.74         (3.54)  |        (0.06)        (0.38)
                                                  =============  =============  | ============= ==============
                                                                                |
Weighted average number of common shares               234,905        191,932   |      81,377        81,046
                                                  ============   =============  | ============= ==============


See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)



            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (AMOUNTS IN THOUSANDS)

                                                                             DEFERRED
                                                                                TAX                   ACCUMULATED
                                                                              ASSETS      EXECUTIVE    OTHER
                                       COMMON STOCK                            TO BE        STOCK     COMPREHENSIVE
                                     ------------------  PAID IN  ACCUMULATED UTILIZED   COMPENSATION EARNINGS(LOSS),
                                     SERIES A SERIES B   CAPITAL   DEFICIT     PARENT    NET OF TAXES NET OF TAXES      TOTAL
                                     -------- --------- --------- ----------- ---------  ------------ ------------- ---------
BALANCE AT JANUARY 1, 1998            $   181      625    63,899        (465)       -            -            (2)      64,238
Issuance of common stock                    4       -      2,726          -         -            -            -         2,730
Accretion of put option                    -        -      5,693          -         -            -            -         5,693
Stock options exercised                    -        -         85          -         -            -            -            85
Conversion of preferred stock (notes
  1 and 14)                                 4       -      2,616          -         -            -            -         2,620
Accretion of redeemable convertible
  preferred stock (note 14)                -        -     (1,354)         -         -            -            -        (1,354)
Foreign currency translation
  adjustment                               -        -         -           -         -            -             3            3
Net loss                                   -        -         -      (29,113)       -            -            -       (29,113)
                                      ------- -------- --------- ---------------------  -----------  -----------  ------------
BALANCE AT DECEMBER 31, 1998              189      625    73,665     (29,578)       -            -             1       44,902
Accretion of redeemable convertible
  preferred stock (note 14)                -        -       (252)         -         -            -            -          (252)
Foreign currency translation
  adjustment                               -        -         -           -         -            -           (49)         (49)
Net loss                                   -        -         -       (4,344)       -            -            -        (4,344)
                                      ------- -------- --------- ---------------------  -----------  -----------  ------------
BALANCE AT FEBRUARY, 28 1999          $   189      625    73,413     (33,922)       -            -           (48)      40,257
                                      ======= ======== ========= =====================  ===========  ============ ===========

                                      ----------------------------------------------------------------------------------------

BALANCE AT MARCH 1, 1999 (NOTE 1)     $   189    1,720   500,086          -         -            -            -       501,995
Stock options exercised (note 15)          27       -     85,112          -         -            -            -        85,139
Conversion of redeemable convertible
   preferred stock (notes 1 and 14)        48       -     34,734          -         -            -            -        34,782
Stock compensation awards (note 15)        -        -      1,643          -         -            -            -         1,643
Accretion of redeemable convertible
  preferred stock (note 14)                -        -     (3,665)         -         -            -            -        (3,665)
Issuance of common stock for
  acquisition                               1       -      1,533          -         -            -            -         1,534
Executive compensation adjustment
  recorded by parent (note 15)             -        -         -           -         -        (4,615)          -        (4,615)
Deferred tax on executive stock
  appreciation rights payable
  (note 15)                                -        -         -           -   (210,277)          -            -      (210,277)
Unrealized gain on available for
  sale securities, net of tax
  (note 7)                                 -        -         -           -         -            -       468,061      468,061
Foreign currency translation
  adjustment                               -        -         -           -         -            -            99           99
Deferred tax benefit transferred to
  parent (note 11)                         -        -     (2,430)         -         -            -            -        (2,430)
Net loss                                   -        -         -     (463,010)       -            -            -      (463,010)
                                      ------- -------- --------- ------------ --------  -----------  -----------  ------------
BALANCE AT DECEMBER 31, 1999          $   265    1,720   617,013    (463,010) (210,277)      (4,615)     468,160      409,256
Accretion of redeemable convertible
  preferred stock (note 14)                -        -     (9,254)         -         -            -            -        (9,254)
Forgiveness of preferred dividend
  due to parent                            -        -      2,339          -         -            -            -         2,339
Issuance of common stock for
  acquisitions                             27       -     86,034          -         -            -            -        86,061
Stock options/SARs exercised
  (note 15)                                12       -     72,414          -         -            -            -        72,426
Sale of Series A common shares              6       -     24,994          -         -            -            -        25,000
Capital contributions from related
  parties for iBEAM/priceline
  transactions (note 11)                   -        -      1,904          -         -            -            -         1,904
Initial value of put/call option
  contributed by related party, net
  of taxes                                 -        -      7,439          -         -            -            -         7,439
Settlement of stock appreciation
  rights by parent (note 15)               -        -     (4,615)         -         -         4,615           -            -
Deferred tax on executive stock
  appreciation rights payable
  (note 15)                                -        -         -           -    125,172           -            -       125,172
Deferred tax benefit transferred to
  parent (note 11)                         -        -     (4,806)         -         -            -            -        (4,806)
Unrealized loss on available for
  sale securities, net of tax
  (note 7)                                 -        -         -           -         -            -      (456,819)    (456,819)
Net income                                 -        -         -       53,256        -            -            -        53,256
                                      ------- -------- --------- ----------- ---------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 2000          $   310    1,720   793,462    (409,754)  (85,105)          -        11,341      311,974
                                      ======= ======== ========= ====================== ===========  ===========  ===========

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                             LIBERTY DIGITAL               TCI MUSIC
                                          ----------------------       -----------------
                                             (NOTES 1 AND 4)            (NOTES 1 AND 4)

                                                      TEN MONTHS       TWO MONTHS

                                          YEAR  ENDED    ENDED            ENDED      YEAR  ENDED
                                          DECEMBER 31, DECEMBER 31,     FEBRUARY 28, DECEMBER 31,
                                          ------------ ------------     ------------ ------------
                                             2000        1999              1999         1998
                                          ----------  ----------    |  ------------- -------------
                                                                    |
                                                                    |
Cash flows from operating activities:                               |
                                                                    |
 Net income (loss)                        $   53,256    (463,010)   |      (4,344)     (29,113)
 Add (deduct):                                                      |
     Loss from discontinued                                         |
      operations,  net of taxes                   -       15,422    |       3,440       24,731
     Extraordinary item (note 18)                 -       (7,700)   |          -            -
                                          ----------  -----------   |  ----------   ---------
 Income (loss) from continuing                                      |
     operations                               53,256    (455,288)   |        (904)      (4,382)
                                                                    |
 Adjustments to reconcile net income                                |
     (loss) to net                                                  |
     cash provided by (used in)                                     |
     operating activities:                                          |
     Depreciation and amortization            53,533      40,660    |       2,502       14,192
     Impairment of investments (notes                               |
      6, 7 and 8)                            174,641          -     |          -            -
     Share of losses (earnings) of                                  |
      affiliates                              21,520      11,620    |           6         (151)
     Appreciation of put/call option                                |
      with a related party                   (19,423)         -     |          -            -
     Loss (gain) on sales of marketable                             |
      securities, net of dividend income      19,145      (1,152)   |          -            -
     Inventory writedown                          -           -     |          -         1,102
     Stock compensation expense                                     |
      (credit)  (note 15)                   (402,475)    692,936    |          85          502
     Provision for doubtful accounts             288         371    |         153          294
     Interest expense on related party                              |
      debt (note 11)                           9,921          -     |          -            -
     Income tax expense (benefit)            101,134    (282,467)   |       1,049        3,059
     Other                                   (1,774)         -      |         -            -
                                                                    |
  Changes in operating assets and                                   |
    liabilities, net of the effect of                               |
    acquisitions and discontinued                                   |
    operations:                                                     |
     Accounts receivables                     (5,251)     (1,842)   |        (510)      (2,487)
     Prepaid and other current assets         (3,055)     (2,030)   |       1,190        1,292
     Accounts payable, accrued expenses                             |
      and others                               1,228        (489)   |      (1,872)          50
                                          ----------  -----------   |  -----------  ----------
                                                                    |
Net cash provided by continuing                                     |
    operating activities                       2,688       2,319    |       1,699       13,471
Net cash used in discontinued operations          -      (11,532)   |      (2,739)     (24,874)
                                          ----------  -----------   |  -----------  -----------
Net cash provided by (used in)                                      |
    operating activities                  $    2,688      (9,213)   |      (1,040)     (11,403)
                                          ----------  -----------   |  -----------  -----------

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)


                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                             (AMOUNTS IN THOUSANDS)

                                             LIBERTY DIGITAL               TCI MUSIC
                                         ----------------------        ------------------------
                                           (NOTES 1 AND 4)              (NOTES 1 AND 4)

                                                     TEN MONTHS       TWO MONTHS

                                         YEAR  ENDED     ENDED          ENDED       YEAR ENDED
                                         DECEMBER 31, DECEMBER 31,    FEBRUARY 28,  DECEMBER 31,
                                         ------------ ------------    ------------  -----------
                                            2000          1999           1999          1998
                                         ------------ ------------ |  ------------  -----------
                                                                   |
Cash flows from investing activities:                              |
 Investments in and advances to                                    |
    affiliates and others, net of                                  |
    distributions                        $  (77,630)    (134,940)  |          -            -
 Cash paid for acquisitions                  (6,003)      (7,382)  |        (155)     (14,355)
 Proceeds from sales of available for                              |
    sale securities                          19,773           -    |          -            -
 Capital expended for property and                                 |
    equipment                               (10,729)      (7,193)  |      (2,053)      (9,779)
 Other investing activities                  (1,369)        (407)  |         (92)         379
                                         -----------  -----------  |  -----------   ----------
Net cash used in investing activities       (75,958)    (149,922)  |      (2,300)     (23,755)
                                         -----------  -----------  |  -----------   -----------
                                                                   |
Cash flows from financing activities:                              |
                                                                   |
 Proceeds from sale of common stock          25,000           -    |          -            -
 Proceeds from exercise of stock                                   |
    options                                   1,205       15,161   |          -            86
 Capital contribution from a related                               |
    party                                     1,904           -    |          -            -
 Borrowing from related party               279,902       32,208   |          -            -
 Repayment of related party debt           (118,685)      (9,344)  |         (85)      (3,812)
 Borrowings of debt                              -           464   |       4,500       41,800
 Repayment of debt                         (100,845)      (4,761)  |        (157)        (524)
 Redemption of preferred shares                  -          (148)  |          -            -
                                         ----------   -----------  |  ----------    ---------
Net cash provided by financing                                     |
    activities                               88,481       33,580   |       4,258       37,550
                                         ----------   ----------   |  ----------    ----------
                                                                   |
Net increase (decrease) in cash and                                |
    cash equivalents                         15,211     (125,555)  |         918        2,392
                                                                   |
Cash and cash equivalents, beginning                               |
    of period                                 2,176      127,731   |       5,467        3,075
                                         ----------   ----------   |  ----------    ----------
                                                                   |
Cash and cash equivalents, end of                                  |
    period                               $   17,387        2,176   |       6,385        5,467
                                         ==========   ==========   |  ==========    ==========

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(1) BASIS OF PRESENTATION

ORGANIZATION

Liberty Digital, Inc. ("the Company") is a majority-owned subsidiary of Liberty Media Corporation ("Liberty"), which in turn is a wholly owned subsidiary of AT&T Corp. ("AT&T"). The Company was incorporated in Delaware on January 21, 1997 as a wholly owned subsidiary of Tele-Communications, Inc., ("TCI") for the purpose of acquiring DMX, Inc., now DMX Music, Inc. ("DMX"). On July 17, 1997, the Company acquired DMX. In this transaction, the Company became a publicly held, majority-owned subsidiary of TCI. On March 9, 1999, TCI transferred its majority interest in the Company to Liberty, which at that time was a wholly owned subsidiary of TCI. AT&T acquired TCI on March 9, 1999 in a merger ("AT&T Merger"). On March 10, 2000, TCI was converted into a Delaware limited liability company and renamed AT&T Broadband, LLC ("AT&T Broadband") of which AT&T is the sole member. In connection with the acquisition of DMX, AT&T Broadband is obligated to pay the Company, under an agreement ("AT&T Amended Contribution Agreement"), monthly revenue payments aggregating $18.0 million each year and adjusted annually through 2017 ("AT&T Broadband Annual Payments").

On September 8, 1999, the Company increased the authorized number of shares of Series A common stock to 1,000,000,000 from 295,000,000; increased the authorized number of shares of Series B common stock to 755,000,000 from 200,000,000; and authorized 150,000 shares of Series B convertible preferred stock.

In September 1999, pursuant to an agreement ("Contribution Agreement"), Liberty contributed to the Company a group of investments it had made in companies involved in interactive television technology businesses, e-commerce and content, and assigned to the Company an access agreement with AT&T ("Access Agreement"), through which the Company has digital channel capacity through AT&T. Liberty also contributed to the Company a combination of cash and notes receivable equal to $150 million. In exchange for these assets, the Company issued to Liberty 109,450,167 shares of Series B common stock and 150,000 shares of Series B convertible preferred stock. At that time the Company changed its name from TCI Music, Inc. to Liberty Digital, Inc.

On September 29, 2000, the Company entered into an exchange agreement with Liberty, pursuant to which Liberty's 150,000 shares of Series B convertible preferred stock plus accrued preferred stock dividends were exchanged for 150,000 shares of Series C convertible preferred stock and 8,106 shares of Series D preferred stock. The Series C preferred stock has substantially the same terms as the Series B preferred stock, except that dividends on the Series C preferred stock are payable in cash or shares of Series D preferred stock. At December 31, 2000, a total of 10,224 shares, including the initial 8,106 shares, of Series D preferred stock had been issued as dividends.

At December 31, 2000, Liberty beneficially owned approximately 38.5% of the outstanding shares of the Company's Series A common stock, all of the outstanding shares of the Company's Series B common stock, Series C convertible preferred stock and Series D preferred stock, which, assuming conversion of the Series C convertible preferred stock held by Liberty into Series B common stock, collectively represented approximately 99.1% of the voting power of all outstanding shares of the Company's capital stock at that date.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A Subsidiary of Liberty Media Corporation)


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the two months ended February 28, 1999 and the year ended December 31, 1998, reflect the consolidated results of operations and financial conditions of TCI Music. The consolidated financial statements for the year ended December 31, 2000 and ten months ended December 31, 1999 represent the consolidated financial condition and results of operations of the Company after giving effect to the AT&T Merger and the transactions under the Contribution Agreement with Liberty, described below.

As a result of the AT&T Merger, Liberty applied "push down" accounting and transferred to the Company the fair value adjustments relating to the assets of TCI Music at March 9, 1999, as recorded by Liberty upon completion of the AT&T Merger. Pursuant to the Contribution Agreement with Liberty, the Company recorded the related party transactions at predecessor costs in a manner similar to pooling of interests. For financial statement purposes, the fair value adjustments and the transactions under the Contribution Agreement are deemed to have occurred on March 1, 1999.

The table below reflects the accounts affected by the fair value adjustments and by the Contribution Agreement retroactive to March 1, 1999 (amounts in thousands).

                                                                                                             LIBERTY
                                                    TCI MUSIC                            TRANSACTION         DIGITAL
                                                -----------------                         UNDER THE       --------------
                                                  FEBRUARY 28,          FAIR VALUE       CONTRIBUTION         MARCH 1,
Asset accounts                                        1999              ADJUSTMENTS       AGREEMENT            1999
-------------------------------------------     -----------------  ------------------  -----------------  --------------
Cash and cash equivalents                       $          6,385                   -             121,346         127,731
Net assets of discontinued operations                     63,473               60,444                 -          123,917
Investment in affiliates, equity method                      372                   -                 701           1,073
Investment in available for sale securities
     and cost basis investments                               -                    -             146,071         146,071
Property and equipment , net                              14,075                   -                  96          14,171
Intangible and other assets                              100,820              199,464            250,000         550,284

Liability and Equity accounts

Deferred tax liability                          $         11,304               22,600            143,784         177,688
Preferred stock                                           34,574                   -             150,000         184,574
Common stock                                                 814                   -               1,095           1,909
Paid in Capital                                           73,413              203,338            223,335         500,086
Retained earnings (deficit)                              (33,922)              33,922                 -               -
Accumulated other comprehensive earnings
     (loss)                                                  (48)                  48                 -               -

Included in intangible assets is the Access Agreement transferred to the Company at a value of $250.0 million.

The consolidated financial statements for the periods presented include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. As a result of the AT&T Merger, the consolidated financial information for the periods after the AT&T Merger is presented on a different cost basis than that for periods before the AT&T Merger and, therefore, are not comparable.

ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, the implementation of which was required for the fourth quarter of the year ended December 31, 2000, provides the following criteria for revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. The Company has adopted SAB No. 101 in the fourth quarter of the year ended December 31, 2000 and has reclassified revenues and expenses for prior periods. There was no effect on net earnings as a result of the reclassification for any periods presented.

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

INVESTMENTS

Investments in affiliates in which the Company's voting interest is 20% to 50%, or in which the Company is able to exert significant influence in instances where the voting or ownership interest is less than 20%, are accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions received. The Company's share of losses is generally limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of the difference between the Company's investment and its share of the net assets of the investee.

AVAILABLE FOR SALE SECURITIES

All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses recorded within shareholder's equity, net of tax.

Realized gains and losses on sale are determined using the specific identification method.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses equity collars, a derivative instrument, to manage pricing risk associated with certain investments. Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counterparties, consisting mainly of major financial institutions, and does not anticipate non-performance by any counterparty.

Disclosures regarding the fair value of derivative and other financial statements are included in note 10. The fair value of these instruments is based on market quotes or option pricing models using the historical volatility of the underlying security.

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards, on January 1, 2001 will not result in a cumulative effect on the income statement or balance sheet of the Company.

IMPAIRMENT OF INVESTMENTS

At December 31, 2000 and 1999, other investments consist of investments in common stock, preferred stock of private entities, a convertible note receivable, participation in venture capital funds and an investment in 10% limited partnership interest in "MTVN partnership" with MTV Networks, a division of Viacom International Inc. For the year ended December 31, 2000, the Company recorded permanent impairment charges of $86 million and $27 million to reduce its investments in the MTVN partnership and certain other investments to their estimated fair values, respectively.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed on a straight-line basis using estimated useful lives that range from three to ten years.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs developed for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of five years.

INTANGIBLE ASSETS

Intangible assets consist of the Access Agreement transferred to the Company from Liberty, the difference between the cost of acquiring entities and amounts assigned to their tangible net assets, and the intangible assets resulting from the AT&T Merger. Such amounts are amortized on a straight-line basis over periods ranging from nine to twenty years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amounts of its investments, property and equipment and identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such asset exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amounts or fair value less costs to sell.

STOCK BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by SFAS No. 123, the Company continues to account for stock-based compensation pursuant to Accounting Principles Board ("APB") Opinion No. 25 and FASB Interpretation No. 44 (FIN 44), except as where SFAS 123 applies.

The Company issues equity instruments to employees which are accounted for as variable awards. Accordingly, the Company records the expense related to these awards calculated based on the market value of the Company's Series A common stock underlying the award.

FOREIGN CURRENCY TRANSLATION

All balance sheet accounts of foreign investments are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting adjustment is recorded as a component of accumulated other comprehensive earnings in stockholders' equity.

REVENUE RECOGNITION

The Company recognizes revenue from subscribers of the analog and digital music service, the rental of equipment related to the analog and digital music service and for the sale and installation of equipment.

Subscriber revenue is recognized based upon subscriber levels for affiliate sales and over the contract term for direct sales. The calculation of subscriber levels for affiliate sales is based on billing and sales information provided by affiliates. Direct sales revenue is recognized ratably over the contract term.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued



Equipment rental income is recognized on a monthly basis as specified in the rental agreement.

Equipment sale and installation revenue is recognized upon delivery and completion of installation, provided that customer acceptance has been obtained. The revenues, and related cost of revenues, have been reclassified for the first three quarters of fiscal 2000, and all prior years in accordance with SAB 101. The Company records these revenues and cost of revenues on a gross basis as the Company initiates the transactions and retains the risk of loss for inventory and collection of accounts receivable.

CONCENTRATION OF RISK

At December 31, 2000 and 1999, approximately 21.8% and 29.4%, respectively, of the Company's accounts receivable balance was due from AT&T Broadband and its affiliates.

For the year ended December 31, 2000, the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998 approximately 32.8%, 37.1%, 36.4% and 47.6% respectively, of the Company's revenue from continuing operations were derived from services provided to subscribers of AT&T Broadband and its affiliates.

COMPREHENSIVE EARNINGS

Effective for fiscal years beginning after December 15, 1997, SFAS No. 130 requires that a full set of general-purpose financial statements report comprehensive income and its components. Comprehensive income includes net income, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company has reported its comprehensive income in the consolidated statements of operations and comprehensive earnings.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose estimated fair values for its financial instruments. The carrying amounts of cash, other current assets, derivative instruments, trade accounts payable, accrued expenses and debt approximate fair value because of the short maturity of those instruments and the short-term repricing structure of the debt. The fair value of derivative instruments is discussed in note 10.

RECLASSIFICATIONS

Certain amounts have been reclassified for comparability with the 2000 presentation.

(3)  BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss attributable to common stockholders per common share was calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Potential common shares, consisting of redeemable preferred stock convertible into the Company's Series B Common Stock, and employee stock options/SARs were not included in the computation of weighted average shares outstanding for diluted loss per share for the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December, 31, 1998 because their inclusion would be anti-dilutive.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted income (loss) per share calculations:

                                          LIBERTY DIGITAL                      TCI MUSIC
                                   ----------------------------    ----------------------------
                                                   TEN MONTHS        TWO MONTHS
                                    YEAR ENDED       ENDED             ENDED        YEAR ENDED
                                   DECEMBER 31,   DECEMBER 31,      FEBRUARY 28,   DECEMBER 31,
                                      2000            1999             1999           1998
                                   ------------   ------------- |  -------------   ------------
                                                                |
                                                                |
Weighted average outstanding                                    |
shares - basic                      201,585        191,932      |     81,377         81,046
Redeemable preferred stock           25,751           --        |       --             --
Stock appreciation rights             7,569           --        |       --             --
                                    -------        -------      |    -------        -------
Weighted average outstanding                                    |
shares - dilutive                   234,905        191,932      |     81,377         81,046
                                    =======        =======      |    =======        =======

(4)  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest to unaffiliated parties during the periods presented are (amounts in thousands):

LIBERTY DIGITAL            Year ended December 31, 2000           $ 5,973
                           Ten months ended December 31, 1999       5,569
-----------------------    -----------------------------------    -------
TCI MUSIC                  Two months ended February 28, 1999       1,184
                           Year ended December 31, 1998             5,184


Cash paid for taxes for the periods presented are not material.

Significant noncash investing and financing activities are reflected in the following table (amounts in thousands).


                                             LIBERTY DIGITAL                      TCI MUSIC
                                     ------------------------------    ------------------------------
                                                        TEN MONTHS        TWO MONTHS
                                        YEAR ENDED         ENDED             ENDED        YEAR ENDED
                                       DECEMBER 31,    DECEMBER 31,      FEBRUARY 28,    DECEMBER 31,
                                     --------------  --------------    --------------  --------------
                                           2000           1999              1999            1998
                                     --------------  --------------  | --------------  --------------
                                                                     |
Fair value of investment in MTVN                                     |
   partnership                       $           -          135,975  |             -              -
Additional investment                         4,477              -   |             -              -
Less:  Net assets of discontinued                                    |
       operations contributed                    -         (120,975) |             -              -
       Related party liability                                       |
        assumed                                  -          (15,000) |             -              -
      Amount payable                         (4,477)             -   |             -              -
                                     --------------  --------------  | --------------  ------------
      Cash paid for MTVN investment              -               -   |             -              -
Investments, net of distributions           155,671         134,940  |             -              -
Fair value of other businesses                                       |
   acquired                                  16,941          14,696  |            221         21,231
Less: Other liabilities assumed              (1,506)           (257) |            (66)        (1,160)
      Debt issued                            (1,412)         (5,523) |             -          (2,986)
      Common stock issued in                                         |
        agreements                          (86,061)         (1,534) |             -          (2,730)
                                     --------------  --------------  | --------------  -------------
Cash paid for acquisitions and                                       |
   investments                       $       83,633         142,322  |            155         14,355
                                     ==============  ==============  | ==============  =============
                                                                     |
Accretion of redeemable                                              |
   convertible preferred stock       $        9,254           3,665  |            252          1,354
                                     ==============  ==============  | ==============  =============
                                                                     |
Conversion of Series A preferred                                     |
   stock to common stock             $           -           34,782  |             -           2,620
                                     ==============  ==============  | ==============  =============
                                                                     |
Contribution of put/call option by                                   |
   related party                     $       12,306              -   |             -              -
                                     ==============  ==============  | ==============  =============

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued

(5)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity of the allowance for doubtful accounts for the periods indicated is reflected in the following table (amounts in thousands).

                                      LIBERTY DIGITAL                      TCI MUSIC
                              ------------------------------    ------------------------------
                                                 TEN MONTHS        TWO MONTHS
                                 YEAR ENDED         ENDED             ENDED        YEAR ENDED
                                DECEMBER 31,    DECEMBER 31,      FEBRUARY 28,    DECEMBER 31,
                              --------------  --------------    --------------  --------------
                                   2000            1999              1999            1998
                              --------------  --------------  | --------------  --------------
                                                              |
                                                              |
Balance, beginning of period  $        1,342             971  |            818             524
Provision for doubtful                                        |
   accounts                            2,353           1,457  |            234           1,272
Accounts charged-off                  (2,065)         (1,086) |            (81)           (978)
                              --------------  --------------  | --------------  --------------
Balance, end of period        $        1,630           1,342  |            971             818
                              ==============  ==============  | ==============  ==============


(6)  INVESTMENTS ACCOUNTED FOR UNDER THE EQUITY METHOD

At December 31, 2000, the Company's investments in affiliates consisted principally of a 22% equity interest in Online Retail Partners, Inc., an 18% equity interest in pogo.com, Inc.; 50% equity interest in The Box Holland B.V. and a 50% equity interest in Xtra Music Limited, with carrying values of $8.0 million, $2.4 million, $500,000 and $4.6 million, respectively. The investment in pogo.com was recorded under the equity method as the Company has 20% voting control and believes it has the ability to influence pogo.com's management decisions. The excess of the net assets of pogo.com of $2.4 million is being amortized over a period of five years from the date of the initial investment.

During the quarter ending December 31, 2000, the Company recorded a permanent impairment charge of $8.2 million to reduce its investment in Online Retail Partners, Inc. to its estimated fair value.

(7)  AVAILABLE-FOR-SALE SECURITIES

At December 31, 2000 and 1999, available-for-sale securities consist of common stock and common stock equivalent investments, carried at fair value based on quoted market prices. At December 31, 2000 and 1999, the unrealized holding gains of $11.3 million and $468.1 million, net of deferred income taxes of $7.4 million and $306.2 million, are presented as "accumulated other comprehensive earnings" within stockholders' equity for the year ended December 31, 2000 and ten months ended December 31, 1999, respectively. During the quarter ending December 31, 2000, the Company recorded a permanent impairment charge of $53.4 million to reduce certain of its investments in available-for-sale securities to their estimated fair values.

(8)  OTHER INVESTMENTS

At December 31, 2000 and 1999, other investments consisted of investments in common stock, preferred stock of private entities, convertible note receivables, participation in venture capital funds and an investment in 10% limited partnership interest in "MTVN partnership" with MTV Networks, a division of Viacom International Inc. The Company's carrying value of its investment in the MTVN partnership at the time of the agreement consisted of: $121 million representing the net assets contributed of its wholly owned subsidiaries, The Box Worldwide, Inc. and SonicNet, after giving effect to the fair value adjustments resulting from the AT&T Merger; $15 million owed to AT&T in consideration of revising an affiliation agreement between MTVN and AT&T regarding the distribution of the former's services on the AT&T Broadband cable systems (included in other liabilities); and $4.5 million in additional capital contributions; which collectively approximated the estimated fair value of the 10% interest in MTVN at the time of the agreement. As a result of this transaction, the Company reflected the operations of The Box Worldwide, Inc. and SonicNet as discontinued operations effective on July 15, 1999. For the year ended December 31, 2000, the Company recorded permanent impairment charges of $86 million and $27 million to reduce its investments in the MTVN partnership and certain other investments, respectively, to their estimated fair values.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued



(9)  INTANGIBLE ASSETS

The following is a summary of the intangible assets as of the following periods (amounts in thousands):

                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                   2000             1999
                                                              ---------------  ---------------
Access agreement                                              $       250,000          250,000
Goodwill from AT&T Merger                                             199,041          199,179
Excess of acquisition cost over net assets acquired                   106,004           97,829
Other                                                                   2,350            1,822
                                                              ---------------  ---------------
                                                                      557,395          548,830
Accumulated amortization                                              (82,793)         (36,328)
                                                              ---------------  ---------------
                                                              $       474,602          512,502
                                                              ===============  ===============


(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into equity collars to manage pricing risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models using the historical volatility of the underlying security. Accounting for changes in the fair value of these instruments depends on the amount of correlation between the change in the fair value of the instrument and the offsetting change in the underlying equity security. Equity collars generally have a high correlation with the underlying security. Accordingly, changes in the fair value of the equity collar are recorded as an adjustment to the carrying value of the related investment. The changes in the fair value of the investment and the equity collar are recorded in other comprehensive income. The fair value of the equity collar as of December 31, 2000 was $84.9 million.

Upon the implementation of FAS 133 on January 1, 2001, the change in the time value of equity collar from December 31, 2000 will be recorded in the income statement in future periods.

(11) RELATED PARTY TRANSACTIONS

Pursuant to the AT&T Amended Contribution Agreement between AT&T Broadband and the Company effective since July 1, 1997, AT&T Broadband is required to deliver, or cause certain of its subsidiaries to deliver, to the Company the AT&T Broadband Annual Payments, based on revenues received by AT&T Broadband affiliates from sales of analog DMX services net of operating expenses representing an amount equal to 10% of the revenue from such sales to residential subscribers, and net of license fees otherwise payable to the company pursuant to the affiliation agreement for digital DMX services described below. These payments, which are adjusted annually for inflation, have increased from $18 million annually to approximately $20 million annually at December 31, 2000, and will continue through 2017. The operating expenses as mentioned above are reflected as part of operating expenses in the consolidated statement of operations and comprehensive earnings.

Pursuant to an affiliation agreement between Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of AT&T Broadband, and the Company (the "SSI Affiliation Agreement"), effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute DMX services to commercial and residential customers of systems managed by AT&T Broadband or with which AT&T Broadband has a specific relationship for a 10-year period in exchange for licensing fees paid by SSI to the Company. Under the SSI Affiliation Agreement, the Company received $8.5 million in 1999 and $8.6 million in 2000. Effective July 2000 and pursuant to the SSI Affiliation Agreement, the annual payment is based on the number of DMX subscribers. In addition, the Company receives subscriber revenue from AT&T Broadband affiliates for the distribution of DMX services through AT&T Broadband's digital business.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued




The following table summarizes the related party transactions as described above for the periods reflected in the accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):



                                            LIBERTY DIGITAL                TCI MUSIC
                                    --------------------------    --------------------------
                                                   TEN MONTHS      TWO MONTHS
                                    YEAR ENDED       ENDED           ENDED      YEAR ENDED
                                    DECEMBER 31,  DECEMBER 31,    FEBRUARY 28,  DECEMBER 31,
                                        2000          1999           1999           1998
                                    ------------  ------------  | ------------  ------------
                                                                |
Revenue from AT&T Broadband                                     |
     Annual Payments                $     21,259        16,256  |        3,296        19,946
Revenue from SSI                    $      8,644         7,083  |        1,417         8,500
Revenue from AT&T Broadband         $      3,129         2,100  |          470         3,206
Operating charges paid to AT&T                                  |
     Broadband                      $     (1,256)       (1,256) |         (296)       (1,946)

At December 31, 2000, the Company had unpaid liabilities to Liberty resulting from intercompany charges totaling $1.8 million. The liability is reflected as a current liability and is payable on demand by Liberty.

On October 21, 1999, the Company signed a promissory note in favor of a subsidiary of Liberty which allowed the Company to draw funds up to $100 million, with a maturity date of December 31, 2000 and an interest rate that is the greater of the prime rate plus 1% or federal funds rate plus 2.25%. At December 31, 1999, the balance of this note, which was reflected as a current liability was $23.3 million. On September 29, 2000, the Company repaid this note in full, including accrued interest thereon in the amount of $93.5 million.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued



On September 29, 2000, the Company signed two promissory notes totaling $188.5 million in favor of Liberty. These notes bear interest at 9% compounded annually and are secured by the Company's 99% preferred interest in two entities as described below, to which the Company has transferred certain assets. The only obligors on the notes are the subsidiaries which hold the respective preferred interests in the two entities. The accrued interest and principal on the notes are payable upon the sale of the Company's preferred interests or on the due date of the notes, whichever is earlier. At December 31, 2000, the accrued interest on these notes was $4.4 million. These entities are consolidated in the Company's financial statements as of December 31, 2000. The transactions ("iBEAM/priceline transactions") with these entities are detailed as follows:

     o The Company transferred 3,125,000 shares of priceline.com, Incorporated valued at $40.0625 per share or $125.2 million and the Company's interest in the net value of a put and call option on the priceline.com shares (which the Company entered into in July 2000, as a five year cashless collar, with a financial services institution prior to the transfer of these shares), into Priceline LLC, a newly formed subsidiary. In conjunction with this transfer, the Company retained a 99% preferred interest in Priceline LLC, which earns a 9% annual preferred return and a preferred right to the initial liquidation value of $123.9 million, and sold a 1% common interest for $1.3 million to a subsidiary of Liberty. The Company reflected the $1.3 million received on September 29, 2000 for the sale of the 1% interest in Priceline LLC in the Company's financial statements as a capital contribution from Liberty. At December 31, 2000, the Company marked to market the value of the priceline.com shares and the put and call option and recorded the cumulative unrealized gain of $29.4 million (net of deferred taxes of $19.6 million) as part of "accumulated other comprehensive earnings, net of taxes," in the consolidated statement of stockholders' equity. The promissory note of $123.9 million related to this transaction is due on September 28, 2010.

     o The Company transferred 3,623,684 shares of iBEAM Broadcasting Corporation valued at $18.00 per share or $65.2 million into iBEAM LLC, a newly formed subsidiary. In conjunction with this transfer, the Company retained a 99% preferred interest in iBEAM LLC, which earns a 9% annual preferred return and a preferred right to the initial liquidation value of $64.5 million, and sold 1% common interest for $652,000 to a subsidiary of Liberty. The Company reflected the $652,000 received on September 29, 2000 for the sale of the 1% interest in iBEAM LLC in the Company's financial statements as a capital contribution from a subsidiary of Liberty. As part of this transaction, the Company also entered into a put and call option with respect to its interest in IBEAM LLC with a subsidiary of Liberty. At September 29, 2000, the Company recorded the fair value of the put and call options with respect to its interest in iBEAM LLC of $12.3 million as other assets and reflected this asset as a capital contribution of $7.4 million, net of deferred taxes of $4.9 million, from Liberty since the put and call transaction was among related subsidiaries of Liberty. At December 31, 2000, the Company marked to market the value of the interest in iBEAM LLC (by reference to the underlying value of the iBEAM shares) and recorded the cumulative unrealized gain of $514,000 (net of deferred taxes of $336,000) as part of "accumulated other comprehensive earnings, net of taxes," in the consolidated statement of stockholders' equity. The Company also marked to market the value of the put and call option and recorded a gain of $19.4 million for the year ended December 31, 2000. The promissory note of $64.6 million related to this transaction is due on September 28, 2008.

On September 29, 2000, Liberty exchanged its 150,000 shares of Series B Redeemable Convertible Preferred Stock plus accrued dividends into the new series of preferred stock, 150,000 shares of Series C convertible preferred stock and 8,106 shares of Series D non-convertible preferred stock.

The Company leases certain office space, uplinking and satellite services from National Digital Television Center, Inc. ("NDTC"), a subsidiary of AT&T Broadband. Total expenses under such lease agreements are reflected in the accompanying consolidated statements of operations and comprehensive earnings as follows (amounts in thousands):

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued



                                       LIBERTY DIGITAL                  TCI MUSIC
                              -----------------------------   -----------------------------
                                                TEN MONTHS     TWO MONTHS
                                 YEAR ENDED        ENDED          ENDED        YEAR ENDED
                                DECEMBER 31,   DECEMBER 31,    FEBRUARY 28,    DECEMBER 31,
                              -------------  --------------   -------------   -------------
                                   2000           1999            1999            1998
                              -------------  -------------- | -------------   -------------
                                                            |
                                                            |
                                                            |
Operating expenses            $       5,432          4,193  |           773          4,427
Loss from discontinued                                      |
     operations               $          -             656  |           281          1,818

The Company was included in the consolidated federal income tax return of TCI until February 28, 1999. Beginning March 1, 1999, the Company is included in the consolidated tax return of AT&T and is party to a Tax Liability Allocation and Indemnification Agreement with its parent, Liberty, dated September 9, 1999 (the "Tax Sharing Agreement"). The income tax provision for the Company is calculated based on a hypothetical tax liability determined as if the Company filed a separate tax return.

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

During the year ended December 31, 2000 and 1999, Liberty utilized tax benefits of $4.8 million and $2.4 million, respectively, related to net operating losses incurred by the Company in previous periods. As a result of the utilization of these tax benefits, the Company recorded a corresponding reduction to the carrying amounts of intangible assets that resulted from the acquisition of DMX.

Further, the Company has agreed to pay Liberty for any income tax benefits realized with respect to the Deferred Compensation and Stock Appreciation Rights Plan. At December 31, 2000 and 1999, the Company had recorded $85.1 million and $210.3 million, respectively, of deferred tax benefits related to this plan as a separate component of stockholders' equity. Such amounts have been treated in a manner similar to a stockholder distribution to Liberty.

     (12) ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2000 and 1999 were comprised of the following (amounts in thousands):

                                          DECEMBER 31,
                              -----------------------------------
                                     2000               1999
                              -----------------  ----------------
Accrued music rights
royalties                     $          4,240              4,101
Other accrued liabilities                7,489              5,890
Accrued payroll taxes                    1,939                 -
                              ----------------   ---------------
                              $         13,668              9,991
                              ================   ================

(13) UNAFFILIATED DEBT

Unaffiliated debt is summarized as follows (amounts in thousands):

                                          DECEMBER 31,
                              -----------------------------------
                                     2000               1999
                              -----------------  ----------------
Revolving loan agreement      $             -              97,000
Other                                    4,121              6,140
                              ----------------   ----------------
                                         4,121            103,140
Less:  current portion                  (1,693)            (5,327)
                              -----------------  -----------------
Long-term portion             $          2,428             97,813
                              ================   ================

On December 30, 1997, the Company entered into a revolving loan agreement (the "Revolving Loan Agreement") with several banks, which provides for borrowings up to $100.0 million. Interest on borrowings under the agreement is tied to London

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued


Interbank Offered Rate ("LIBOR"), plus an applicable margin dependent upon the Company's leverage ratio, (as defined in the Revolving Loan Agreement), for the preceding quarter or at the bank's base rate which includes an applicable margin. The weighted average interest rate as of December 31, 2000 and 1999 was 8.4% and 6.9%, respectively. The Revolving Loan Agreement matures on June 30, 2005 with principal reductions beginning semi-annually on June 30, 2000 based on a scheduled percentage of the total commitment. A commitment fee is charged on the unborrowed portion of the Revolving Loan Agreement commitment ranging from 0.25% to 0.450% based upon the leverage ratio for the preceding quarter. Such commitment fee was not material for the periods presented. The balance outstanding under the line of credit as of December 31, 1999 was $97 million. There was no balance outstanding as of December 31, 2000. Pursuant to an amendment of the agreement effective on February 23, 2001, the margin added to LIBOR based on the leverage ratio test was eliminated and replaced with an asset coverage ratio test that provides for a rate per annum equal to LIBOR plus 2.50%.

The Company assumed debt and issued notes payable to former owners in connection with acquisitions made during 2000 and in prior years. The life of the notes vary from 6 months to 36 months and bear interest that range from 5% to the Prime Rate. The balances of the notes as of December 31, 2000 and 1999 were $4.1 million and $6.1 million, respectively.

Debt maturities for the next five years and thereafter are as follows (amounts in thousands):

                             YEAR          AMOUNT
                          ----------     -------------
                          2001           $     1,693
                          2002                 1,163
                          2003                   797
                          2004                   468
                          2005                     -
                          Thereafter               -
                                         -----------
                                         $     4,121
                                         ===========


(14) STOCKHOLDERS' EQUITY

CAPITAL STOCK

Each share of Liberty Digital Series A common stock entitles the holder to one vote and each share of Liberty Digital Series B common stock entitles the holder to ten votes. Each share of Liberty Digital Series B common stock is convertible, at the option of the holder, at any time into one share of Liberty Digital Series A common stock. In all other respects, the rights and privileges of the Series A and Series B common stock are the same.

COMMON STOCK

In April 2000, the Company issued 625,000 shares of Series A common stock for total cash proceeds of $25 million.

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

On May 24, 1999, the Company called for redemption, effective June 11, 1999, all of the outstanding shares of its Series A convertible redeemable preferred stock. In lieu of redemption, holders could convert each share of Series A preferred stock into three shares of Series A common stock. On June 11, 1999, all of the outstanding shares of Series A preferred stock were converted into Series A common stock, except for 6,404 shares of Series A preferred stock which were redeemed for aggregate proceeds of $148,000. Liberty converted all of the shares of Series A preferred stock beneficially owned by it into shares of Series A common stock.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued



SERIES B, SERIES C AND SERIES D REDEEMABLE PREFERRED STOCK

The Company's preferred stock may be divided and issued in one or more series from time to time as determined by the Board of Directors of the Company. On September 8, 1999, the Company was authorized to issue 5,000,000 shares of the Company's preferred stock of which 150,000 shares were designated as Series B preferred stock and issued to Liberty pursuant to the Contribution Agreement as described in note 1. The Series B preferred stock was convertible by the holder at any time into shares of Series B common stock at the initial conversion rate of $5.825 per share.

On September 29, 2000, Liberty exchanged the outstanding shares of Series B preferred stock for two new series of preferred stock, Series C and Series D. The Series C preferred stock has substantially the same terms as the Series B preferred stock, except that dividends on the new Series C are payable in cash or shares of the new Series D preferred stock. The Series C preferred stock is convertible into shares of Series B common stock at an initial conversion rate of $5.825 per share. The dividend rate is 5% per annum, and 7% in the event of a default under the terms of the related stockholders' agreement. The Series D preferred stock is not convertible into common stock and bears dividends at the rate of 12% of its liquidation value per annum, payable quarterly in cash or additional shares of Series D preferred stock. The Series C and Series D preferred stock will be redeemable after June 30, 2006 at the option of the holder or the Company. As a result of this transaction, the Company issued 8,106 shares of Series D preferred stock as payment of dividends due on the Series B preferred stock up to September 29, 2000, and exchanged the Series B preferred stock into Series C preferred stock on a one-for-one basis. Subsequent to September 29, 2000, the Company had issued an additional 2,118 shares of Series D preferred stock as dividends due for the quarter ending December 31, 2000 on the Series C and Series D preferred stock.

Holders of Series C and Series D preferred stock are not entitled to vote on any matters submitted to a vote of the shareholders of the Company, except as required by law and in other limited circumstances.

The liquidation preference of each share of the Series C and Series D preferred stock, which has preference over all series of common stock, as of any date of determination are equal to the sums of the stated value per share of $1,000, plus the amounts equal to all dividends accrued on such shares.

(15) STOCK BASED COMPENSATION

1997 STOCK INCENTIVE PLAN

During the years ended December 31, 2000, 1999 and 1998, the Company granted stock options with tandem stock appreciation rights to employees under the 1997 Stock Incentive Plan, which is authorized to issue up to 4,000,000 stock options. These options granted expire ten years from the date of grant and vest over periods of up to five years.

In addition, the Company granted its Board of Directors stock options with tandem stock appreciation rights of 200,000 and 2,800,000 during 1999 and 1997, respectively. These options vest annually in 20% increments, with the first increment of 1997 grants vesting at the grant date and the 1999 grants vesting after one year.

On December 11, 1998, the Company re-priced the options under the 1997 Stock Incentive Plan at $4.00 for all grants to executive officers and employees of the Company.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued



The following table presents the number and weighted average exercise price ("WAEP") of the options granted to employee and the Board of Directors (collectively the "1997 Options") to purchase Series A common stock for the years ended December 31, 2000, 1999 and 1998.

                                         LIBERTY
                                         DIGITAL
                                      STOCK OPTIONS
                                       TANDEM SARS             WAEP
                                      -------------        ----------
At December 31, 1997                     3,609,522         $    5.75

    Granted                              1,771,200              4.00
    Exercised                              (21,400)             4.00
    Canceled                              (310,900)             4.00
    Expired                                     --                --
                                        ----------

At December 31, 1998                     5,048,422              5.25

    Granted                              1,038,500             10.10
    Exercised                           (2,708,408)             5.60
    Canceled                              (863,540)             4.00
    Expired                                   (440)             4.00
                                        ----------

At December 31, 1999                     2,514,534              7.32

    Granted                                590,000             19.95
    Exercised                             (299,690)             4.01
    Canceled                              (162,040)             4.01
    Expired                                   (400)             4.01
                                        ----------

At December 31, 2000                     2,642,404         $   10.72
                                        ==========


Exercisable at December 31, 2000           895,245         $    7.14
                                        ==========



Summarized information about the 1997 Options outstanding at December 31, 2000 is as follows:



                                       WEIGHTED     WEIGHTED
                           NUMBER      AVERAGE       AVERAGE                      WEIGHTED
                       OUTSTANDING AT  REMAINING     EXERCISE         NUMBER       AVERAGE
     RANGE OF          DECEMBER 31,   CONTRACTUAL    DECEMBER 31, EXERCISABLE AT   EXERCISE
 EXERCISE PRICES          2000            LIFE       PRICE             2000          PRICE
-----------------    ---------------- -----------   ------------- --------------  ---------
$ 4.00 to 4.50              789,070      7.3 years  $  4.01             134,577    $  4.00

$ 6.25                      893,334      6.5 years     6.25             686,668       6.25

$ 9.375                     155,000      9.9 years     9.375                 -        9.375

$ 19.125 to 22.125          670,000      9.0 years    20.86              74,000      21.10

$ 30.75                     135,000      9.3 years    30.75                  -       30.75
                    ---------------                              --------------

$ 4.00 to 30.75           2,642,404      7.7 years    10.72             895,245       7.14
                    ===============                              ==============


The Company recorded a credit to expense of $95.8 million related to the 1997 Options (as a result of the tandem SAR component) for the year ended December 31, 2000, compared to expense of $167.3 million for the year ended December 31, 1999. The credit in 2000 was due to a decline in the Company's stock price from $74.25 as of December 31, 1999 to $5.06 as of December 31, 2000. The Company has recorded an expense accrual of $1.1 million related to the 1997 Options as of December 31, 2000, compared to $107.5 million as of December 31, 1999.

On February 13, 2001, the Company re-priced certain options and tandem stock appreciation rights granted above $19.00 per share

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued


to executive officers and employees, to a price of $10.00 per share and reduction of the number of options to two-thirds of the previous number granted. Other than the changes in the number and price of options, all other terms will remain the same.

DEFERRED COMPENSATION AND STOCK APPRECIATION RIGHTS PLAN

On September 8, 1999, the Deferred Compensation and Stock Appreciation Rights Plan was adopted for key executives. At December 31, 2000, the Chief Executive Officer was the sole participant in this plan. This plan is comprised of a deferred compensation component and stock appreciation rights ("1999 SARs"). The deferred compensation component provides the participant with the right to receive an aggregate of 9.5% of the appreciation in the Series A common stock market price over $2.46 subject to a maximum amount of $19.125 per share. The 1999 SARs provide the participant with the appreciation in the market price of the Series A common stock above the maximum amount payable under the deferred compensation component.

There were 19,295,193 1999 SARs subject to this plan, all of which were granted in 1999 at an effective exercise price of $2.46. During 1999, there were no exercises, cancellations nor expirations. During 2000, there were a total of 3,859,038 exercised, and 3,251,401 cancelled due to the resignation of a key executive. There were neither new grants nor expirations during 2000. As amended on February 13, 2001, this plan terminates on December 15, 2002. The total fully vested and unexercised 1999 SARs was 3,046,188 at December 31, 2000. The accrual for stock based compensation expense under this plan for the year ended December 31, 2000 and the ten months ended 1999 was $164.4 million and $531.7 million, respectively. The Company reflected $156.6 million of this accrual as a current liability at December 31, 2000

In February 2001, the Company entered into an amended and restated deferred compensation and stock appreciation rights agreement ("Amended SARs") with the Company's Chief Executive Officer, which amended the vesting period of the 1999 SARs from five years to four years and amended the payment obligations relating to his exercises in January 2000 under the 1999 SARs. The payment obligation of $133.7 million, which was reflected as part of accrued stock compensation in the accompanying balance sheet at December 31, 2000 was satisfied by a cash payment by Liberty of $50 million and by the issuance of 5,779,982 shares of AT&T's Liberty Media Group common stock. The payment of this liability by Liberty will be recorded as a capital contribution in the first quarter of 2001. After giving effect to the amendment, the Amended SARs had a remaining life of 2 years at December 31, 2000.

During the year ended December 31, 2000, the Company recorded a credit to expense related to the 1999 SARs of $306.7 million. The credit in 2000 was a result of a decline in the 20 day average stock price (used to determine the amount of compensation under the 1999 SAR plan) from $62.30 as of December 31, 1999 to $5.26 as of December 31, 2000, as well as the termination of employment and resulting cancellation of awards of one of the participants in the plan. The expense recorded under this plan for the ten months ended December 31, 1999 was $531.7 million.

There is no pro forma effect for the Company's 1997 Option and 1999 SARs grants, as the accounting for these awards is the same under APB 25, as amended, and FAS 123.

Included in stock based compensation for the ten months ended December 31, 1999 is the effect of Liberty Stock Based Compensation ("LSAR") granted to a key executive of the Company by Liberty prior to March 1, 1999. The liability for this LSAR decreased by $7.6 million from March 1, 1999. The amount owed under this LSAR grants was paid by Liberty as of December 31, 1999. The change in the amount payable subsequent to March 1, 1999 is reflected in the stock based compensation expense of the Company. For the ten months ended December 31, 1999, the Company recorded the $7.6 million reduction in the liability related to the LSAR as a reduction in stock based compensation expense, with a corresponding reduction in stockholders' equity of $4.6 million, net of tax. As these awards were settled by Liberty as of December 31, 1999, there was no activity in the year ended December 31, 2000.

During the ten months ended December 31, 1999, the Company issued 27,980 shares of Series A common stock to an officer of the Company as compensation, and recorded compensation expense of $1.6 million based on the fair value of the common stock on the date of the award.

Stock compensations for the years ending December 31, 2000 and 1999 were credits of $402.5 million and expenses of $692.9 million, respectively. Of these amounts, credits of $397.9 million and expenses of $686.1 million for the years ending

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued


December 31, 2000 and 1999 represent compensation related to employees classified as selling, general and administrative. The remaining balances for each period represent compensation of employees whose salaries were charged to operations.

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

Income tax (benefit) expense consists of (amounts in thousands):

                                                  LIBERTY DIGITAL
                                      ------------------------------------
                                         CURRENT    DEFERRED      TOTAL
                                      ----------  ----------    ----------
Year ended December 31, 2000:

      Intercompany allocation         $  (7,162)         -         (7,162)
      State and local tax                  (244)     18,956        18,712
      Federal tax                            -       89,584        89,584
                                      ---------   ---------     ---------
                                      $  (7,406)    108,540       101,134
                                      ==========  =========     =========

Ten months ended December 31, 1999:

      Intercompany allocation         $ (21,223)         -        (21,223)
      State and local tax                (1,574)    (45,744)      (47,318)
      Federal tax                            -     (213,926)     (213,926)
                                      ---------   ----------    ----------
                                      $ (22,797)   (259,670)     (282,467)
                                      ==========  ==========    ==========
__________________________________________________________________________

                                                     TCI MUSIC
                                      ------------------------------------
                                        CURRENT    DEFERRED      TOTAL
                                      ---------   ----------   -----------

Two months ended February 28, 1999:

      Intercompany allocation         $   1,265          -          1,265
      State and local tax                   208          11           219
      Federal tax                            -         (435)         (435)
                                      ---------   ----------    ----------
                                      $   1,473        (424)        1,049
                                      =========   ==========    =========

Year ended December 31, 1998:

      Intercompany allocation         $   2,837          -          2,837
      State and local tax                   263         220           483
      Federal tax                            -         (261)         (261)
                                      ---------   ----------    ----------
                                      $   3,100         (41)        3,059
                                      =========   ==========    =========

Income tax (benefit) expense differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following (amounts in thousands):

                                           LIBERTY DIGITAL                     TCI MUSIC
                                   ------------------------------   -----------------------------
                                                    TEN MONTHS        TWO MONTHS
                                     YEAR ENDED         ENDED            ENDED        YEAR ENDED
                                    DECEMBER 31,   DECEMBER 31,       FEBRUARY 28,  DECEMBER 31,
                                        2000            1999             1999            1998
                                   --------------  -------------- | --------------  -------------
                                                                  |
 Computed expected tax expense                                    |
      (benefit)                    $      54,037        (255,642) |            51            (462)
 State and local income taxes,                                    |
      net of federal income tax                                   |
      benefit                             12,163         (30,756) |           142             313
 Amortization not deductible for                                  |
      income tax purposes                  4,376           3,364  |           502           3,045
 Recognition of difference in                                     |
      income tax basis of                                         |
      investments in subsidiaries         28,358              -   |            -               -
 Valuation allowance                          -             (245) |           245              15
 Change in allocated state tax                                    |
      rate                                    -               -   |           124              -
 Other, net                                2,200             812  |           (15)            148
                                   -------------   -------------  | --------------  -------------
                                   $     101,134        (282,467) |         1,049           3,059
                                   =============   ============== | =============   =============

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax (liabilities) at December 31, 2000 and 1999 are presented below (amounts in thousands):

                                                                                  DECEMBER 31,
                                                                            ----------------------
                                                                                2000        1999
                                                                            ---------  | ---------
                                                                                       |
Deferred tax assets:                                                                   |
  Net operating loss carryforwards                                          $  86,009  |    82,663
  Intangible assets due to an increase in tax basis upon completion of                 |
  DMX merger                                                                   12,173  |    13,184
  Future amount attributable to accrued stock compensation                        430  |    42,531
  Property and equipment, due principally to differences in depreciation           36  |      (369)
  Other future deductible amounts due principally to non-deductible                    |
  accruals                                                                        643  |       539
                                                                            ---------  | ---------
  Total deferred tax assets                                                    99,291  |   138,548
                                                                                       |
                                                                                       |
  Less - valuation allowance                                                  (57,166) |   (62,325)
                                                                            ---------  | ---------
  Net deferred assets                                                          42,125  |    76,223
                                                                            ---------  | ---------
                                                                                       |
Deferred tax liabilities:                                                              |
  Investment in affiliates due principally to increases recognized for                 |
     financial statement purposes in excess of tax                             (1,091) |  (347,474)
  Other future liability amounts due principally to non-deductible                     |
     accruals                                                                 (12,549) |        --
  Intangible assets, due principally to differences in amortization           (85,887) |  (104,567)
                                                                            ---------  | ---------
                                                                                       |
  Deferred tax liabilities                                                    (99,527) |  (452,041)
                                                                            ---------  | ---------
                                                                                       |
  Net deferred tax liabilities                                              $ (57,402) |  (375,818)
                                                                            =========  | =========

At December 31, 2000, the Company has net operating loss carryforwards from the DMX merger, The Box merger and Paradigm merger of approximately $82.0 million, which expire between 2004 and 2010. These net operating losses are subject to certain rules limiting their usage.

As the DMX merger, The Box merger and the Paradigm merger were considered to be tax-free acquisitions for tax purposes, any utilization of the net operating loss would reduce the excess purchase price and not be taken into income. For the year ended December 31, 2000, the excess purchase price of the DMX merger was reduced by approximately $5.0 million resulting from utilization of such net operating losses.

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

(17) LIBERTY MEDIA 401K SAVINGS PLAN

The Company adopted the Liberty Media 401K Savings Plan (the "401(k) Plan") for eligible employees, which became effective March 2, 1999. This plan qualifies under Section 401(k) of the Internal Revenue Code. Employees are eligible to become participants in the plan after three months of consecutive employment. Participants can make contributions on a pre-tax or after-tax basis, or a combination of the two not to exceed the lesser of $15,000 or 10% of eligible compensation. For each eligible employee who elects to participate in the 401(k) Plan and makes a contribution, the Company makes a 100% matching contribution, which is vested over a period of 3 years. Contributions to the 401(k) Plan are invested, at the participant's discretion, in several designated investment funds. Distributions from the 401(k) Plan generally will be made only upon retirement or other termination of employment, unless deferred by the participant. Prior to the adoption of the "401(k) Plan", the Company was a participant in TCI's Stock Plan that also qualified under Section 401(k) of the Internal Revenue Code. Expenses under the 401(k) Plan for the year ended December 31, 2000 and for the ten months ended December 31, 1999 were $1.4 million and $674,000, respectively. Expense under TCI's Stock Plan was $200,000 for the two months ended February 28, 1999.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued



(18) DMX-EUROPE N.V.

In 1997, the Company ceased operations and placed into receivership its wholly owned subsidiary, DMX Europe N.V. (DMX-E) including DMX-E's subsidiary, DMX Europe (UK) Limited. As a result, the Company wrote off all its assets and made accruals for losses and cost of DMX-E's disposal, totaling $9.1 million. In 1999, the Company was notified by its counsel in the United Kingdom that the liquidation of DMX Europe (UK) Limited was completed. The completion of this liquidation resulted in a reversal of amounts owed to creditors of $7.7 million. The Company recorded this reversal as an extraordinary gain during the ten months ended December 31, 1999. The balance of the accrued liability of $1.4 million is reflected as other liabilities in the consolidated balance sheets at December 31, 2000 and 1999. In 1997, the Company also guaranteed certain obligations of DMX-E under the Subscriber Management Services Agreement between DMX-E and Selco Servicegesellschaft fur elektronische Kommunikation Gmbh ("Selco"). On July 10, 2000, the Company signed a settlement agreement and paid Selco $950,000 to settle all claims under the guarantee.

(19) COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating leases for office space, uplinking and satellite services. Certain leases are cancelable subject to penalties. The total expenses for continuing operations under these leases during the periods presented are as follows: (amounts in thousands)

LIBERTY DIGITAL                        Year ended December 31, 2000                      $   7,865
                                       Ten months ended December 31, 1999                    5,121
---------------------                  -----------------------------------               -----------
TCI MUSIC                              Two months ended February 28, 1999                    1,020
                                       Year ended December 31, 1998                          5,732


Minimum lease payments under non-cancelable operating leases for each of the next five years are summarized as follows (amounts in thousands):

                          OPERATING LEASES
                                 WITH                  OPERATING LEASES
                           RELATED PARTIES                 WITH OTHERS                TOTAL
                         --------------------          -----------------           ----------
    2001                 $              2,382                      1,846                4,228
    2002                                2,258                      1,254                3,512
    2003                                2,258                      1,107                3,365
    2004                                2,258                        954                3,212
    2005                                  565                        705                1,270
 Thereafter                                -                       2,791                2,791
                         --------------------          -----------------           ----------
                         $              9,721                      8,657               18,378
                         ====================          =================           ==========

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

On or about December 8, 1998, BMI initiated an action against the Company and others in the United States District Court for the Southern District of New York for a determination of a reasonable license fee for the right to use music in the BMI repertory distributed to commercial customers. The parties are currently in the discovery process and a preliminary judgment in the case,

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued


which was ruled on by the judge, has been appealed by other music service providers. The Company is unable to determine whether the outcome of this matter will have a material effect on the financial statements.

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

On August 25, 1999, Ground Zero Entertainment Corporation ("Ground Zero") commenced an action against the Company in the Supreme Court of the State of New York for breach of contract, tortious interference with contract, tortious interference with prospective business relations, fraudulent concealment, and fraudulent misrepresentation, and to rescind a February 1999 transaction between Ground Zero and the Company pursuant to which the Company transferred certain assets of Paradigm Associated Labels ("PAL") to Ground Zero. The court has dismissed all claims except for the fraudulent misrepresentation allegations. The Company's motion for clarification and reargument regarding the fraudulent misrepresentation allegations is pending. The Company believes that the outcome of this matter will not have a material adverse effect on the financial statements.

In December 1999, David Wolin ("Wolin"), a former employee of PAL, commenced an action against the Company in the Supreme Court of the State of New York. The complaint asserts, among other things, that the Company breached obligations to Wolin under his employment agreement. On April 7, 2000, the Wolin and Ground Zero actions were consolidated. Discovery in the consolidated action is presently being conducted and must be completed by July 16, 2001. The Company believes that the outcome of this matter will not have a material adverse effect on the financial statements.

(20) INFORMATION ABOUT THE COMPANY'S SEGMENTS

The Company has two reportable business segments: "Music", formerly Audio, which represents the operations of DMX, a company engaged in programming, distributing and marketing a digital and analog music service delivered to homes and businesses via cable or satellite; and "Interactive Media", a segment engaged in the development of interactive television and investments in businesses that take advantage of the opportunities of interactive programming content and interactive television.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued

The Company evaluates the performance of these segments based on income or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company utilizes the following financial information for the purpose of making decisions about allocating resources to a segment and assessing a segment's performance (amounts in thousands):

                                                      LIBERTY DIGITAL                                  TCI MUSIC
                                --------------------------------------------------------     ------------------------
                                                                         TEN MONTHS          TWO MONTHS
                                        YEAR ENDED                         ENDED                 ENDED     YEAR ENDED
                                        DECEMBER 31,                    DECEMBER 31,         FEBRUARY 28,  DECEMBER 31,
                                           2000                           1999                  1999          1998
                                -----------------------------  ---------------------------   ------------  -----------
                                                  INTERACTIVE                  INTERACTIVE
                                    MUSIC            MEDIA          MUSIC          MEDIA         MUSIC         MUSIC
                                ------------     ------------  ------------   ------------ | ------------  -----------
                                                                                           |
                                                                                           |
Revenue                         $    100,727              -         68,581           -     |     14,220        66,495
                                                                                           |
Operating income (loss) from                                                               |
     continuing operations,                                                                |
     excluding stock based                                                                 |
     compensation               $    (17,634)        (20,450)          (32)     (28,592)   |      1,274         4,726
                                                                                           |
Income (loss) from continuing                                                              |
     operations before income                                                              |
     taxes                      $     74,439          79,951      (179,428)    (558,327)   |        145        (1,323)
                                                                                           |
Capital expended for property                                                              |
     and equipment and                                                                     |
     investments                $     21,350          54,608        14,598      135,324    |      2,300        23,755


                                    DECEMBER 31,
                    ----------------------------------------
                            2000                   1999
                    ------------------     -----------------
Segment Assets

Music               $            249,839             321,115
Interactive Media                679,222           1,412,747
                    --------------------   -----------------
                    $            929,061           1,733,862
                    ====================   =================

The operations of the Interactive Media segment for 1999 started on March 1, 1999.

(21) QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2000 and 1999 are as follows (amounts in thousands), and reflect the retroactive effect of the Contribution Agreement:

                                                                 LIBERTY DIGITAL
                                             ------------------------------------------------------
                    2000                         FIRST        SECOND         THIRD        FOURTH
-----------------------------------------    ------------  ------------  ------------  ------------
Operating revenue                            $    21,330        23,047        26,502        29,848
Operating costs and expenses (income)        $   (97,139)       20,835       (43,306)     (144,054)
Net income (loss)                            $    63,791        (9,676)       30,449       (31,308)

Basic net income (loss) attributable to
  common stockholders per common share       $      0.47         (0.05)         0.26          .013

Diluted net income (loss) attributable to
  common stockholders per common share       $      0.41         (0.05)         0.23          0.12

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A Subsidiary of Liberty Media Corporation)


             Notes to Consolidated Financial Statements, continued


                                                  TCI MUSIC                           LIBERTY DIGITAL
                                             -----------------    ------------------------------------------------------
                                                 TWO MONTHS         ONE MONTH
                                                    ENDED             ENDED
                    1999                        FEBRUARY 28,        MARCH 31,      SECOND         THIRD        FOURTH
-----------------------------------------    -----------------  | ------------  ------------  ------------  ------------
                                                                |
Operating revenue                            $         14,220   |       5,368        22,011        20,160        21,042
Operating costs and expenses (income)        $         13,031   |       7,048       269,338       (17,596)      531,351
Income (loss) from continuing operations     $           (904)  |      (2,761)     (153,971)       23,134      (321,690)
Income (loss) from discontinued                                 |
  operations, net of income taxes            $         (3,440)  |        (799)      (15,062)           39           400
Gain from extraordinary item                 $             -    |          -             -          7,700            -
Net income (loss)                            $         (4,344)  |      (3,560)     (169,033)       30,873      (321,290)
                                                                |
Basic income (loss) from continuing                             |
  operations per common share                $          (0.01)  |       (0.02)        (0.80)         0.12         (1.63)
                                                                |
Diluted income (loss) from continuing                           |
  operations per common share                $          (0.01)  |       (0.02)        (0.80)         0.10         (1.63)
                                                                |
Basic net income (loss) attributable to                         |
  common stockholders per common share       $          (0.06)  |       (0.02)        (1.18)         0.18         (2.43)
                                                                |
Diluted net income (loss) attributable to                       |
  common stockholders per common share       $          (0.06)  |       (0.02)        (1.18)         0.16         (2.43)


(22) SUBSEQUENT EVENT

On February 23, 2001, the Company acquired a 50% ownership position in Game Show Network ("GSN") from Sony Pictures Entertainment, Inc. ("SPE") for approximately $275 million. The purchase price we paid consisted of $125 million in cash, a $100 million note payable to SPE, due on February 22, 2002, and shares of the Company's Series A common stock. Per terms of the agreement, the Company issued to SPE, 1,491,598 Series A common stock representing the stock component of the purchase price, and an additional 692,835 shares of Series A common stock representing prepaid interest on the note payable. Liberty is a co-obligor on the $100 million note for which it received shares of stock of Internet Pictures Corporation owned by the Company and a contingent call right with respect to a portion of the Company's ownership interest in GSN if the Company fails to pay in full the note when due. This investment will be accounted for under the equity method.

On September 25, 2000, the Company announced a merger of DMX with AEI Network Inc., or AEI to create a leader in the delivery of professionally programmed commercial free music to homes and businesses around the world via the internet, satellite and broadband networks. The completion of the merger is subject to the completion of financing with major banks and clearance by the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Act. Under the terms of the current letter of intent, upon completion of the merger, Liberty Digital will own approximately 56% of the new company.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                                    PART III

The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to the Company's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders as set forth below, in accordance with General Instruction G (3) of Form 10-K.



                                     III-1

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) Consolidated Financial Statements and Schedules. Reference is made to the Index to Consolidated Financial Statements of Liberty Digital, Inc. and Subsidiaries and Schedules for the year ended December 31, 2000, for a list of financial statements and schedules filed as part of this report at page II-13.

(b) Reports on Form 8-K filed during the fourth quarter ended December 31, 2000.

o    Form 8-K dated October 10, 2000.

(c)  Exhibits. Following is a list of Exhibits filed with this report.

Exhibit Number                              Description -------
         -----------------------------------------------------------------------
2.1      Contribution Agreement dated April 23, 1999 by and among TCI Music,
         Inc., Liberty Media Corporation and certain affiliates of Liberty Media
         Corporation. The Exhibits and Schedules of this Exhibit have been omitted pursuant to the rules promulgated by the Securities and
         Exchange Commission, or the Commission, and will be provided to the
         Commission upon request. (Incorporated by reference to Appendix I to the Registrant's definitive Proxy Statement dated July 30, 1999 for its
         1999 Annual Meeting).

2.2 Amendment to Contribution Agreement, dated as of September 7, 1999, among Liberty Media Corporation, certain affiliates of Liberty Media
         Corporation and TCI Music, Inc. The Exhibits and Schedules of this
         Exhibit have been omitted pursuant to the rules promulgated by the Commission and will be provided to the Commission upon request.
         (Incorporated by reference to Exhibit 2.2 to the Registrant's Current
         Report on Form 8-K dated September 9, 1999).

2.3      Letter Agreement dated May 19, 1999 between MTV Networks, Inc., a
         Division of Viacom International Inc. and TCI Music, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K dated
         December 31, 1999).

2.4 Membership Interest Purchase Agreement, dated as of February 23, 2001, among Liberty Digital, Inc., LDIG Gamenet, Inc., Liberty Media
         Corporation, Sony Pictures Entertainment Inc., Sony Pictures Cable
         Ventures I Inc. and TGSC Management, Inc. The Exhibits and Schedules of this Exhibit have been omitted pursuant to the rules promulgated by the Commission and will be provided to the Commission upon request.
         (Incorporated by reference to Exhibit 10.1 to the Registrant's Current
         Report on Form 8-K dated February 23, 2001).

3.1      Certificate of Incorporation, dated January 21, 1997.

3.2      Certificate of Amendment to Certificate of Incorporation, dated
         September 9, 1999.

3.3 Certificate of Designations of Convertible Preferred Stock, Series C, dated September 29, 2000.

3.4      Certificate of Designations of Preferred Stock, Series D, dated
         September 29, 2000.

3.5      Bylaws of Liberty Digital, Inc., as amended July 13, 1998.

4.1      Specimen Stock Certificate for Series A Common Stock, par value $.01 per share, of TCI Music, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of the Registrant, filed with the Commission on November 12, 1997).

4.2      Specimen Stock Certificate for the Series B Common Stock, par value
         $.01 per share, of TCI Music, Inc. (Incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on
         Form S-4 of the Registrant and Tele-Communications, Inc. filed with the Commission on June 12, 1997 (Commission File Nos. 333-28613 and
         33-28613-01)).

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

Exhibit
Number                              Description
-------  -----------------------------------------------------------------------

10.1     Amended and Restated Contribution Agreement between
         Tele-Communications, Inc. and TCI Music, Inc. dated July 11, 1997
         (Incorporated by reference to Exhibit 10.2 to the Registration
         Statement on Form S-4 of the Registrant filed with the Commission on November 12, 1997 (Commission File No. 333-39943)).

10.2     Revolving Loan Agreement between TCI Music, Inc. and Certain Lender
         Parties Thereto dated December 30, 1997 (Incorporated by reference to the Registrant's Annual Report on Form 10-K dated December 31, 1997).

10.3** Affiliation Agreement between Satellite Services, Inc. and DMX Inc., dated July 1, 1997, and letter amendment dated January 27, 1998
         (Incorporated by reference to the Registrant's Annual Report on Form
         10-K dated December 31, 1997).

10.4     Amended and Restated Promissory Note and Security Agreement dated
         September 29, 2000 between Liberty IB, Inc., a subsidiary of the
         Registrant and Liberty Media Corporation.

10.5 Security Agreement dated September 29, 2000 between Liberty IB, Inc., a subsidiary of the Registrant and Liberty Media Corporation.

10.6     Amended and Restated Promissory Note dated September 29, 2000 between
         Liberty PL2, Inc., a subsidiary of the Registrant and Liberty Media
         Corporation.

10.7 Security Agreement dated September 29, 2000 between Liberty PL2, Inc., a subsidiary of the Registrant and Liberty Media Corporation.

10.8     Services Agreement between Tele-Communications, Inc. and TCI Music,
         Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed with the Commission on July 24,
         1997).

10.9***  Liberty Digital, Inc. Amended and Restated 1997 Stock Incentive Plan.

10.10*** Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Robert R. Bennett, dated July 11, 1997
         (Incorporated by reference to the Registrant's Annual Report on Form
         10-K dated December 31, 1997).

10.11*** Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Peter M. Kern, dated July 11, 1997
         (Incorporated by reference to the Registrant's Annual Report on Form
         10-K dated December 31, 1997).

10.12*** Form of TCI Music, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4
         of the Registrant filed with the Commission on November 12, 1997
         (Commission File No. 333-39943)).

10.13    Form of TCI Music, Inc. Officer/Director Stock Option Agreement
         (Incorporated by reference to Exhibit 10.14 of the Registration
         Statement on Form S-4 of the Registrant filed with the Commission on November 12, 1997 (Commission files No 333-39943)).

10.14*** Employment Agreement between DMX Inc. and Lon Troxel, dated October 1,
         1991, as amended August 22, 1997 (Incorporated by reference to Exhibit
         10.64 to DMX Inc.'s 1994 Annual Report on Form 10-K, filed with the
         Commission on December 29, 1994, and to Exhibit 10.82 to the
         Registrant's Transition Report on Form 10-K for the transition period
         October 1, 1996 through June 30, 1997, filed with the Commission on
         October 9, 1997).

10.15**  Uplink Services Agreement between National Digital Television Center,
         Inc., formerly known as Western Tele-Communications, Inc., and International Cablecasting Technologies Inc., dated March 16, 1991
         (Incorporated by reference to Exhibit 10.15 to DMX Inc.'s
         Post-Effective Amendment No. 3 to Registration Statement on Form S-1, filed with the Commission on August 15, 1991 (Commission File No.
         33-35690)).

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Exhibit
Number                              Description
-------  -----------------------------------------------------------------------

10.16    C-3 Satellite Transponder Sub-Lease Agreement between National Digital
         Television Center, Inc., formerly known as Western Tele-Communications,
         Inc., and International Cablecasting Technologies Inc., dated December
         2, 1992 (Incorporated by reference to Exhibit 10.55 to DMX Inc.'s 1993
         Annual Report on Form 10-K, filed with the Commission on December 23,
         1993).

10.17    Assignment and Assumption Agreement between National Digital Television
         Center, Inc., formerly known as Western Tele-Communications, Inc. and
         International Cablecasting Technologies Europe N.V., dated April 22,
         1993 (Incorporated by reference to Exhibit 10.58 to DMX Inc.'s 1993
         Annual Report on Form 10-K, filed with the Commission on December 23,
         1993).

10.18    Agreement between International Cablecasting Technologies Inc. and the
         American Society of Composers, Authors & Publishers, dated December 20,
         1991 (Incorporated by reference to Exhibit 10.60 to DMX Inc.'s 1993
         Annual Report on Form 10-K, filed with the Commission on December 23,
         1993).

10.19**  Agreement between International Cablecasting Technologies Inc. and
         Broadcast Music Inc., dated October 11, 1991, as supplemented and amended (Incorporated by reference to Exhibit 10.61 to DMX Inc.'s 1993
         Annual Report on Form 10-K, filed with the Commission on December 23,
         1993).

10.20**  Agreement between DMX Inc. and SESAC, dated December 26, 1991
         (Incorporated by reference to Exhibit 10.62 to DMX Inc.'s 1993 Annual
         Report on Form 10-K, filed with the Commission on December 23, 1993).

10.21 Channel Distribution Agreement between DMX Inc. and XTRA Music Limited, dated July 3, 1997 (Incorporated by reference to Exhibit 10.77 to the Registrant's Transition Report on Form 10-K for the transition period
         October 1, 1996 through June 30, 1997, filed with the Commission on
         October 9, 1997).

10.22    License Agreement between Broadcast Music, Inc. and DMX Inc., dated
         August 7, 1995 (Incorporated by reference to Exhibit 10.55 to the
         Registration Statement on Form S-1 of the Registrant, filed with the Commission on November 12, 1997).

10.23    Background/Foreground Music Service License Agreement between American
         Society of Composers, Authors and Publishers and International
         Cablecasting Technologies Inc., dated April 4, 1995. (Incorporated by reference to Exhibit 10.54 of the Registration Statement on Form S-4 of the Registrant, filed with the Commission on November 12, 1997
         (Commission File No. 333-39943)).

10.24*** Amended and Restated Employment Agreement dated February 13, 2001, between Liberty Digital, Inc. and Jarl Mohn, also known as Lee Masters.

10.25*** TCI Music Deferred Compensation and Stock Appreciation Rights Plan
         (Incorporated by reference to Exhibit 10.2 to the Registrant's
         Quarterly Report on Form 10-Q dated September 30, 1999).

10.26*** Amended and Restated Deferred Compensation and Stock Appreciation Right
         Agreement dated as of August 12, 1999, February 13, 2001, between TCI
         Music, Inc. Liberty Media Corporation and Jarl Mohn, also known as Lee
         Masters.

10.27    Agreement dated May 18, 1999 between AT&T Broadband & Internet
         Services, Inc. and TCI Music, Inc. (Incorporated by reference to
         Exhibit 10.34 to the Registrant's Annual Report on Form 10-K dated
         December 31, 1999).

10.28    Tax Liability Allocation and Indemnification Agreement dated as
         September 9, 1999, by and between Liberty Media Corporation, Liberty
         Digital, Inc. for and on behalf of itself and each member of the Digital Group, and Liberty Media Group LLC (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q dated
         September 30, 1999).

10.29    Registration Rights Agreement, dated as of September 9, 1999 among
         Liberty Digital, Inc. and Liberty Media Corporation (Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form
         10-Q dated September 30, 1999).

10.30 Amended and Restated Operating Agreement of Game Show Network, LLC, dated as of February 23, 2001, by and among Sony Pictures Entertainment
         Inc., Sony Pictures Cable Ventures I Inc., TGSC Management,

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Exhibit
Number                              Description
-------  -----------------------------------------------------------------------

         Inc., Liberty Digital, Inc. and LDIG Gamenet, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form
         8-K dated February 23, 2001).

10.31 Registration Rights Agreement, dated as of February 23, 2001, by and among Liberty Digital, Inc., Sony Pictures Cable Ventures I Inc. and
         TGSC Management, Inc. (Incorporated by reference to Exhibit 10.3 to the
         Registrant's Current Report on Form 8-K dated February 23, 2001).

10.32    Parents Agreement by and between Liberty Digital, Inc. and Sony
         Pictures Entertainment Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 23,
         2001).

10.33    Promissory Note, dated February 23, 2001, from Liberty Media
         Corporation and LDIG Gamenet, Inc. to Sony Pictures Cable Ventures I
         Inc. and TGSC Management, Inc. (Incorporated by reference to Exhibit
         10.5 to the Registrant's Current Report on Form 8-K dated February 23,
         2001).

10.34    Security Agreement, dated February 23, 2001, between Liberty Media
         Corporation and LDIG Gamenet, Inc. (Incorporated by reference to
         Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated
         February 23, 2001).

10.35    GSN Agreement, dated February 23, 2001, between Liberty Media
         Corporation, Liberty Digital, Inc. and LDIG Gamenet, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form
         8-K dated February 23, 2001).

10.36    Promissory Note dated February 23, 2001 from Liberty Digital, Inc. to
         Liberty Media Corporation (Incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K dated February 23, 2001).

21       Subsidiaries of Liberty Digital, Inc.

23       Consent of KPMG LLP.

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

         LIBERTY DIGITAL, INC.
         (Registrant)

By: /s/  LEE MASTERS                        Date:    April 2, 2001
   -------------------------------------
         Lee Masters
         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Liberty Digital, Inc. and in the capacities and on the dates indicated.

            SIGNATURE                              DATE                            TITLE
            ---------                              ----                            -----

         /S/ LEE MASTERS                   April 2, 2001       Director, President and Chief Executive
-----------------------------------                              Officer
           LEE MASTERS


        /S/ MARK D. ROZELLS                April 2, 2001       Executive Vice President and Chief
-----------------------------------                              Financial Officer
          MARK D. ROZELLS


      /S/ ROBERT R. BENNETT                April 2, 2001       Chairman of the Board
--------------------------------------
        ROBERT R. BENNETT


       /S/ GARY S. HOWARD                  April 2, 2001       Director
-----------------------------------
         GARY S. HOWARD


        /S/ PETER M. KERN                  April 2, 2001       Director
-----------------------------------
          PETER M. KERN


        /S/ DAVID B. KOFF                  April 2, 2001       Director
-----------------------------------
          DAVID B. KOFF


       /S/ J. DAVID WARGO                  April 2, 2001       Director
-----------------------------------
         J. DAVID WARGO


       /S/ BRUCE T. KARPAS                 April 2, 2001       Director
-----------------------------------
         BRUCE T. KARPAS


                                 EXHIBIT INDEX

Exhibit
Number                              Description
-------  -----------------------------------------------------------------------
2.1      Contribution Agreement dated April 23, 1999 by and among TCI Music,
         Inc., Liberty Media Corporation and certain affiliates of Liberty Media
         Corporation. The Exhibits and Schedules of this Exhibit have been omitted pursuant to the rules promulgated by the Securities and
         Exchange Commission, or the Commission, and will be provided to the
         Commission upon request. (Incorporated by reference to Appendix I to the Registrant's definitive Proxy Statement dated July 30, 1999 for its
         1999 Annual Meeting).

2.2 Amendment to Contribution Agreement, dated as of September 7, 1999, among Liberty Media Corporation, certain affiliates of Liberty Media
         Corporation and TCI Music, Inc. The Exhibits and Schedules of this
         Exhibit have been omitted pursuant to the rules promulgated by the Commission and will be provided to the Commission upon request.
         (Incorporated by reference to Exhibit 2.2 to the Registrant's Current
         Report on Form 8-K dated September 9, 1999).

2.3      Letter Agreement dated May 19, 1999 between MTV Networks, Inc., a
         Division of Viacom International Inc. and TCI Music, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K dated
         December 31, 1999).

2.4 Membership Interest Purchase Agreement, dated as of February 23, 2001, among Liberty Digital, Inc., LDIG Gamenet, Inc., Liberty Media
         Corporation, Sony Pictures Entertainment Inc., Sony Pictures Cable
         Ventures I Inc. and TGSC Management, Inc. The Exhibits and Schedules of this Exhibit have been omitted pursuant to the rules promulgated by the Commission and will be provided to the Commission upon request.
         (Incorporated by reference to Exhibit 10.1 to the Registrant's Current
         Report on Form 8-K dated February 23, 2001).

3.1      Certificate of Incorporation, dated January 21, 1997.

3.2      Certificate of Amendment to Certificate of Incorporation, dated
         September 9, 1999.

3.3 Certificate of Designations of Convertible Preferred Stock, Series C, dated September 29, 2000.

3.4      Certificate of Designations of Preferred Stock, Series D, dated
         September 29, 2000.

3.5      Bylaws of Liberty Digital, Inc., as amended July 13, 1998.

4.1      Specimen Stock Certificate for Series A Common Stock, par value $.01 per share, of TCI Music, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of the Registrant, filed with the Commission on November 12, 1997).

4.2      Specimen Stock Certificate for the Series B Common Stock, par value
         $.01 per share, of TCI Music, Inc. (Incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on
         Form S-4 of the Registrant and Tele-Communications, Inc. filed with the Commission on June 12, 1997 (Commission File Nos. 333-28613 and
         33-28613-01)).

Exhibit
Number                              Description
-------  -----------------------------------------------------------------------

10.1     Amended and Restated Contribution Agreement between
         Tele-Communications, Inc. and TCI Music, Inc. dated July 11, 1997
         (Incorporated by reference to Exhibit 10.2 to the Registration
         Statement on Form S-4 of the Registrant filed with the Commission on November 12, 1997 (Commission File No. 333-39943)).

10.2     Revolving Loan Agreement between TCI Music, Inc. and Certain Lender
         Parties Thereto dated December 30, 1997 (Incorporated by reference to the Registrant's Annual Report on Form 10-K dated December 31, 1997).

10.3** Affiliation Agreement between Satellite Services, Inc. and DMX Inc., dated July 1, 1997, and letter amendment dated January 27, 1998
         (Incorporated by reference to the Registrant's Annual Report on Form
         10-K dated December 31, 1997).

10.4     Amended and Restated Promissory Note and Security Agreement dated
         September 29, 2000 between Liberty IB, Inc., a subsidiary of the
         Registrant and Liberty Media Corporation.

10.5 Security Agreement dated September 29, 2000 between Liberty IB, Inc., a subsidiary of the Registrant and Liberty Media Corporation.

10.6     Amended and Restated Promissory Note dated September 29, 2000 between
         Liberty PL2, Inc., a subsidiary of the Registrant and Liberty Media
         Corporation.

10.7 Security Agreement dated September 29, 2000 between Liberty PL2, Inc., a subsidiary of the Registrant and Liberty Media Corporation.

10.8     Services Agreement between Tele-Communications, Inc. and TCI Music,
         Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed with the Commission on July 24,
         1997).

10.9***  Liberty Digital, Inc. Amended and Restated 1997 Stock Incentive Plan.

10.10*** Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Robert R. Bennett, dated July 11, 1997
         (Incorporated by reference to the Registrant's Annual Report on Form
         10-K dated December 31, 1997).

10.11*** Non-Qualified Stock Option and Stock Appreciation Rights Agreement between TCI Music, Inc. and Peter M. Kern, dated July 11, 1997
         (Incorporated by reference to the Registrant's Annual Report on Form
         10-K dated December 31, 1997).

10.12*** Form of TCI Music, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4
         of the Registrant filed with the Commission on November 12, 1997
         (Commission File No. 333-39943)).

10.13    Form of TCI Music, Inc. Officer/Director Stock Option Agreement
         (Incorporated by reference to Exhibit 10.14 of the Registration
         Statement on Form S-4 of the Registrant filed with the Commission on November 12, 1997 (Commission files No 333-39943)).

10.14*** Employment Agreement between DMX Inc. and Lon Troxel, dated October 1,
         1991, as amended August 22, 1997 (Incorporated by reference to Exhibit
         10.64 to DMX Inc.'s 1994 Annual Report on Form 10-K, filed with the
         Commission on December 29, 1994, and to Exhibit 10.82 to the
         Registrant's Transition Report on Form 10-K for the transition period
         October 1, 1996 through June 30, 1997, filed with the Commission on
         October 9, 1997).

10.15**  Uplink Services Agreement between National Digital Television Center,
         Inc., formerly known as Western Tele-Communications, Inc., and International Cablecasting Technologies Inc., dated March 16, 1991
         (Incorporated by reference to Exhibit 10.15 to DMX Inc.'s
         Post-Effective Amendment No. 3 to Registration Statement on Form S-1, filed with the Commission on August 15, 1991 (Commission File No.
         33-35690)).

Exhibit
Number                              Description
-------  -----------------------------------------------------------------------

10.16    C-3 Satellite Transponder Sub-Lease Agreement between National Digital
         Television Center, Inc., formerly known as Western Tele-Communications,
         Inc., and International Cablecasting Technologies Inc., dated December
         2, 1992 (Incorporated by reference to Exhibit 10.55 to DMX Inc.'s 1993
         Annual Report on Form 10-K, filed with the Commission on December 23,
         1993).

10.17    Assignment and Assumption Agreement between National Digital Television
         Center, Inc., formerly known as Western Tele-Communications, Inc. and
         International Cablecasting Technologies Europe N.V., dated April 22,
         1993 (Incorporated by reference to Exhibit 10.58 to DMX Inc.'s 1993
         Annual Report on Form 10-K, filed with the Commission on December 23,
         1993).

10.18    Agreement between International Cablecasting Technologies Inc. and the
         American Society of Composers, Authors & Publishers, dated December 20,
         1991 (Incorporated by reference to Exhibit 10.60 to DMX Inc.'s 1993
         Annual Report on Form 10-K, filed with the Commission on December 23,
         1993).

10.19**  Agreement between International Cablecasting Technologies Inc. and
         Broadcast Music Inc., dated October 11, 1991, as supplemented and amended (Incorporated by reference to Exhibit 10.61 to DMX Inc.'s 1993
         Annual Report on Form 10-K, filed with the Commission on December 23,
         1993).

10.20**  Agreement between DMX Inc. and SESAC, dated December 26, 1991
         (Incorporated by reference to Exhibit 10.62 to DMX Inc.'s 1993 Annual
         Report on Form 10-K, filed with the Commission on December 23, 1993).

10.21 Channel Distribution Agreement between DMX Inc. and XTRA Music Limited, dated July 3, 1997 (Incorporated by reference to Exhibit 10.77 to the Registrant's Transition Report on Form 10-K for the transition period
         October 1, 1996 through June 30, 1997, filed with the Commission on
         October 9, 1997).

10.22    License Agreement between Broadcast Music, Inc. and DMX Inc., dated
         August 7, 1995 (Incorporated by reference to Exhibit 10.55 to the
         Registration Statement on Form S-1 of the Registrant, filed with the Commission on November 12, 1997).

10.23    Background/Foreground Music Service License Agreement between American
         Society of Composers, Authors and Publishers and International
         Cablecasting Technologies Inc., dated April 4, 1995. (Incorporated by reference to Exhibit 10.54 of the Registration Statement on Form S-4 of the Registrant, filed with the Commission on November 12, 1997
         (Commission File No. 333-39943)).

10.24*** Amended and Restated Employment Agreement dated February 13, 2001, between Liberty Digital, Inc. and Jarl Mohn, also known as Lee Masters.

10.25*** TCI Music Deferred Compensation and Stock Appreciation Rights Plan
         (Incorporated by reference to Exhibit 10.2 to the Registrant's
         Quarterly Report on Form 10-Q dated September 30, 1999).

10.26*** Amended and Restated Deferred Compensation and Stock Appreciation Right
         Agreement dated as of August 12, 1999, February 13, 2001, between TCI
         Music, Inc. Liberty Media Corporation and Jarl Mohn, also known as Lee
         Masters.

10.27    Agreement dated May 18, 1999 between AT&T Broadband & Internet
         Services, Inc. and TCI Music, Inc. (Incorporated by reference to
         Exhibit 10.34 to the Registrant's Annual Report on Form 10-K dated
         December 31, 1999).

10.28    Tax Liability Allocation and Indemnification Agreement dated as
         September 9, 1999, by and between Liberty Media Corporation, Liberty
         Digital, Inc. for and on behalf of itself and each member of the Digital Group, and Liberty Media Group LLC (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q dated
         September 30, 1999).

10.29    Registration Rights Agreement, dated as of September 9, 1999 among
         Liberty Digital, Inc. and Liberty Media Corporation (Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form
         10-Q dated September 30, 1999).

10.30 Amended and Restated Operating Agreement of Game Show Network, LLC, dated as of February 23, 2001, by and among Sony Pictures Entertainment
         Inc., Sony Pictures Cable Ventures I Inc., TGSC Management,

Exhibit
Number                              Description
-------  -----------------------------------------------------------------------

         Inc., Liberty Digital, Inc. and LDIG Gamenet, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form
         8-K dated February 23, 2001).

10.31 Registration Rights Agreement, dated as of February 23, 2001, by and among Liberty Digital, Inc., Sony Pictures Cable Ventures I Inc. and
         TGSC Management, Inc. (Incorporated by reference to Exhibit 10.3 to the
         Registrant's Current Report on Form 8-K dated February 23, 2001).

10.32    Parents Agreement by and between Liberty Digital, Inc. and Sony
         Pictures Entertainment Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 23,
         2001).

10.33    Promissory Note, dated February 23, 2001, from Liberty Media
         Corporation and LDIG Gamenet, Inc. to Sony Pictures Cable Ventures I
         Inc. and TGSC Management, Inc. (Incorporated by reference to Exhibit
         10.5 to the Registrant's Current Report on Form 8-K dated February 23,
         2001).

10.34    Security Agreement, dated February 23, 2001, between Liberty Media
         Corporation and LDIG Gamenet, Inc. (Incorporated by reference to
         Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated
         February 23, 2001).

10.35    GSN Agreement, dated February 23, 2001, between Liberty Media
         Corporation, Liberty Digital, Inc. and LDIG Gamenet, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form
         8-K dated February 23, 2001).

10.36    Promissory Note dated February 23, 2001 from Liberty Digital, Inc. to
         Liberty Media Corporation (Incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K dated February 23, 2001).

21       Subsidiaries of Liberty Digital, Inc.

23       Consent of KPMG LLP.

------------
** Liberty Digital, Inc. has received confidential treatment for a portion of the referenced Exhibit.

***  Indicates management contract.

**** Indicates compensatory plan or arrangement