Form 10-K/A
period 2000-12-31
LIBERTY DIGITAL INC
filed 2001-04-30
CIK 1040449

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

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to                 .
                                     ----------------    ----------------


                         COMMISSION FILE NUMBER 0-22815

                              LIBERTY DIGITAL, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                             84-1380293
         (State or other jurisdiction of              (I.R.S. Employer
         Incorporation or organization)              Identification No.)

         1100 Glendon Avenue, Suite 2000
                 Los Angeles, CA                            90024
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

   Number of shares of Series A Common Stock of Liberty Digital, Inc. outstanding as of February 28, 2001: 33,206,409.

   Number of shares of Series B Common Stock of Liberty Digital, Inc. outstanding as of February 28, 2001: 171,950,167.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                                TABLE OF CONTENTS

                                    PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................III-1

ITEM 11.   EXECUTIVE COMPENSATION.............................................III-4

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...III-11

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................III-15

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following lists the directors of Liberty Digital, their birth dates, and a description of their business experience and positions held as of December 31, 2000. The board currently consists of seven directors. Directors are elected to staggered three-year terms with approximately one-third elected annually. The Class I directors are Gary S. Howard, Bruce T. Karpas and J. David Wargo and their term expires at the 2001 annual meeting or until their successors are elected and/or qualified. The Class II directors are Robert R. Bennett and Peter M. Kern and their term expires at the 2002 annual meeting or until their successors are elected and/or qualified. The Class III directors are David B. Koff and Lee Masters and their terms expired in 2000 annual meeting, however since we did not have a 2000 annual meeting, they will continue in office until their successors are elected and/or qualified.

       NAME                                    POSITIONS

Robert R. Bennett          Has served as a director of Liberty Digital since
Born April 19, 1958        January 1997 and Chairman of the Board since
                           September 9, 1999. He was acting Chief Financial
                           Officer of Liberty Digital from June 1997 until July
                           1997. Mr. Bennett has served as President and Chief
                           Executive Officer of Liberty since April 1997 and a director of Liberty since September 1994. Mr. Bennett served as an Executive Vice President of TCI from April 1997 to March 1999. From June 1995 through
                           March 1997, Mr. Bennett was an Executive Vice
                           President, Chief Financial Officer, Secretary and
                           Treasurer of Liberty. Mr. Bennett served as Senior
                           Vice President of Liberty from September 1991 to June
                           1995. Mr. Bennett serves as a director of GemStar-TV
                           Guide International, Inc., Liberty Livewire
                           Corporation, Liberty Satellite & Technology, Inc. and
                           Telewest Communications plc.


Gary S. Howard             Has served as a director of Liberty Digital since
Born February 22,          September 10, 1999. Since July 1998, Mr. Howard
1951                       served as Executive Vice President and Chief
                           Operating Officer of Liberty. From June 1997 to
                           September 1997, Mr. Howard served as President of
                           United Video Satellite Group, Inc. From February 1995 to August 1997, he served as President of TCI
                           Satellite Entertainment, Inc. From October 1994 to
                           December 1996, Mr. Howard served as Senior Vice
                           President of TCI Communications, Inc. and from
                           December 1991 to October 1994, he served as its Vice
                           President. Mr. Howard also serves as a director of Liberty Livewire Corporation, Liberty Satellite &
                           Technology, Inc., Teligent, Inc., and On Command
                           Corporation.


Bruce T. Karpas            Has served as a director of Liberty Digital since
Born August 14,            February 2001. Mr. Karpas serves as President and CEO
1956                       of Creme de la Creme, Inc., a nation-wide childcare
                           company, since January 1997. Mr. Karpas served as President of Liberty Productions from January 1995 to
                           December 1996. Mr. Karpas served as President of
                           Reiss Media Enterprises in 1993.


                                     III-1

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


       NAME                                    POSITIONS

Peter M. Kern              Has served as a director of Liberty Digital since
Born June 2, 1967          January 1997. Mr. Kern has served as President of
                           Gemini Associates Inc., a firm that provides strategic advisory services primarily to media companies, since April 1996. From December 1993 to
                           January 1996, he served as Senior Vice President of
                           Strategic Development and Corporate Finance of Home
                           Shopping Network, Inc. and served as its Vice
                           President of Strategic Development and Assistant to the Chief Executive Officer from March 1993 to
                           December 1993. Prior to joining Home Shopping
                           Network, Inc., he served as Vice President of Corporate Finance and Strategic Development for
                           Whittle Communications, L.P. and worked at the New
                           York investment banking firm, Bear, Stearns & Co.,
                           Inc.


David B. Koff              Has served as a director of Liberty Digital since May
Born December 26,          1997. Mr. Koff was interim President and Chief
1958                       Executive Officer of Liberty Digital from May 1997 to
                           December 31, 1997. Since December 31, 1997, Mr. Koff has served as a Vice President and Assistant
                           Secretary of Liberty Digital. He has been a Senior
                           Vice President of Liberty since February 1998. He was
                           Vice President - Corporate Development of Liberty from August 1994 to February 1998. From March 1993 to
                           August 1994, he was special counsel to Liberty.


Lee Masters                Has served as a director of Liberty Digital since
Born December 26,          January 1999. Mr. Masters was appointed President and
1951                       Chief Executive Officer of the Company in June 1999.
                           From January 1990 to December 1998 Mr. Masters served as President and CEO of E! Entertainment television, a cable television program network. From March 1986 to December 1989 he served as Executive Vice
                           President and General Manager of MTV. Prior to his career in television, Mr. Masters had a 20-year career in radio. Mr. Masters' legal name is Jarl
                           Mohn. Mr. Masters serves as a director of BET.com and MTVi Group, Inc.


J. David Wargo             Has served as a director of Liberty Digital since
Born October 1,            September 10, 1999. Mr. Wargo has served as President
1953                       of Wargo & Company, Inc. since 1993. From 1989 to
                           1992, he served as Managing Director and Senior
                           Analyst of The Putnam Companies. From 1986 to 1988, he served as Partner for Marble Arch Partners and served as a Senior Vice President from 1985 to 1986.
                           Mr. Wargo serves as a director of GemStar-TV Guide
                           International, Inc. and On Command Corporation.





                                      III-2

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


EXECUTIVE OFFICERS

         The following lists our executive officers, their birth dates, a description of their business experience and positions held with us as of December 31, 2000. Information concerning Mr. Koff and Mr. Masters who are also directors, is listed under the heading "Directors," above. All of our officers are appointed for an indefinite term, serving at the pleasure of the board of directors.

       NAME                                    POSITIONS

Craig Enenstein            Has served as a Senior Vice President-Business
Born September 29,         Development and Strategy since May 2000, Vice
1968                       President from September 1999 to May 2000 and as a
                           consultant to us from May 1999 to September 1999.
                           From January 1998 to May 1999, Mr. Enenstein served at Knowledge Universe LLC, an education corporation, where he was responsible for direct investments in public and private companies. Mr. Enenstein served as a strategy consultant for LEK Consulting from July
                           1996 to January 1998 and Bain and Co. from August
                           1995 to July 1996. Mr. Enenstein is a director of Open TV, Inc., a provider of software that enables interactive television.


Elizabeth M.               Has served as a senior Vice President and General
Markowski                  Counsel since February 2001. Since November 2000 she
Born October 26,           has served as a Senior Vice President of Liberty.
1948                       Prior to joining Liberty, she was a senior partner in
                           the law firm of Baker Botts L.L.P. since January 1999 and a partner from September 1992 to December 1998.

Mark D. Rozells            Has served as an Executive Vice President, Chief
Born August 25, 1961       Financial Officer and Treasurer since May 22, 2000.
                           Prior to joining Liberty Digital, he served as Senior
                           Vice President, Finance and Treasurer of Starwood
                           Hotels & Resort Worldwide, Inc. from April 1998 to
                           May 2000. From June 1990 to March 1998, he held various positions at The Walt Disney Company, serving most recently as Vice President, Corporate Treasury.


Lon A. Troxel              Has served as President and Chief Executive Officer
Born October 14,           of DMX, our wholly owned subsidiary, since July 1997.
1947                       Mr. Troxel served as Chief Operating Officer of DMX
                           from April 1997 to July 1997, and served as Executive
                           Vice President-Commercial Division from October 1991 to April 1997. Mr. Troxel served as a director from May 1997 to September 1999.

         There are no family relations, of first cousin or closer, among our directors or executive officers, by blood, marriage or adoption.

         During the past five years, none of the above persons have had any involvement in any legal proceedings as would be material to an evaluation of his ability or integrity.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our executive officers and directors, and holders of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These individuals or entities are also required to furnish us with copies of all Section 16(a) forms filed on their behalf.


                                      III-3

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


         Based solely on our review of the forms we received, we believe that all required Section 16(a) filings were made on a timely basis in 1999 and 2000 except for Form 3 by each of Messrs. Howard, Masters and Wargo and one Form 4 reporting one transaction by each of Messrs. Enenstein and Masters.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table shows a summary of certain information regarding all forms of compensation for the Chief Executive Officer, the other executive officers serving as such at the end of the fiscal 2000 and one former executive officer (the "named executive officers") whose total annual salary and bonus exceeded $100,000 during fiscal 2000.

                                                                                                                        All Other
                                                                                                                      Compensation
                                         Annual                                 Long Term Compensation Awards             $(2)
                                      Compensation                           -----------------------------------      ------------
                              -----------------------------                                       Securities
                                                                                               Underlying Stock
      Name and                                                 Other Annual     Restricted        Options/SARs
 Principal Position           Year       Salary      Bonus     Compensation    Stock Awards           #(1)
 ------------------           ----      --------    -------    ------------  ----------------  -----------------

Lee Masters                   2000      786,779          --          --            --                     --                  --
  President and CEO           1999      634,615(3)       --          --            --             15,230,942(4)               --
                              1998          N/A         N/A         N/A           N/A                    N/A                 N/A

Craig Enenstein               2000      210,577          --          --            --                100,000(6)           15,000
  Senior Vice President -     1999      107,642(5)       --          --            --                100,000(6)               --
  Business Development        1998          N/A         N/A         N/A           N/A                    N/A                 N/A
  and Strategy

Mark D. Rozells               2000      208,654(7)       --      59,428(8)         --                300,000(6)           11,981
  Executive Vice President    1999          N/A         N/A         N/A           N/A                    N/A                 N/A
  and Chief Financial         1998          N/A         N/A         N/A           N/A                    N/A                 N/A
  Officer

Lon A. Troxel                 2000      349,039      60,000          --            --                     --              15,000
  President and CEO of        1999      294,327      25,000          --        18,750                100,000              10,000
  DMX                         1998      285,577      15,000          --         9,230                     --              10,000

Ralph J. Sorrentino           2000      165,528(9)       --          --            --                     --              15,000
  Former Executive Vice       1999      325,000          --          --            --                 50,000              15,000
  President and Chief         1998      174,519          --          --            --                150,000              10,000
  Financial Officer

(1) For information concerning awards made in 2000 see "Option/SAR Grants in Last Fiscal Year" set forth below.

(2) Amounts represent contributions to the Liberty Media 401K Savings Plan (Liberty Media 401K Plan). The Liberty Media 401K Plan provides benefits upon an employee's retirement which normally is when the employee reaches 65 years of age. Liberty Media 401K Plan participants may contribute the lessor of 10% of their compensation or $10,000 pretax and $5,000 post tax and the Company (by annual resolution of the Board of Directors) may contribute up to a matching 100% of the participants' contributions. Participant contributions to the Liberty Media 401K Plan are fully vested upon contribution.


                                     III-4

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


         Generally, participants acquire a vested right in Liberty contributions as follows:


                       Vesting
        --------------------------------------
        Years of Service            Percentage

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

(4) Represents awards pursuant to our deferred compensation and stock appreciation rights plan, which is comprised of a deferred compensation component and stock appreciation rights component. The deferred compensation component provides Mr. Masters with the right to receive an aggregate of 9.5% of the appreciation in our Series A common stock market price over $2.46, subject to a maximum amount of $19.125. The stock appreciation rights component provides Mr. Masters the appreciation in the market price of our Series A common stock above $19.125. Mr. Masters was granted deferred compensation and stock appreciation rights with respect to 15,230,942 shares of our Series A common stock under this plan.

(5) Mr. Enenstein began employment on April 10, 1999. Accordingly, the salary information included in the table for 1999 represents only salary from that date through December 31, 1999.

(6) These options were reduced by one-third and repriced to an exercise price of $10.00 on February 13, 2001.

(7) Mr. Rozells began employment on May 22, 2000. Accordingly, the salary information included in the table for 2000 represents only salary from that date through December 31, 2000.

(8) Amount reported represents moving allowance paid as part of our offer of employment.

(9) Mr. Sorrentino terminated his employment effective April 30, 2000. The amounts reported reflect salary of $108,333 through that date and consulting fees of $57,195 after that date through December 31, 2000.




                                     III-5

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table shows all individual grants of stock options and stock appreciation rights (SARs) by us to each of the named executive officers during fiscal 2000.

                                Number of
                               Securities        % of Total
                               Underlying       Options/SARs    Exercise or     Market                     Grant Date
                              Options/SARs      to Employees     Base Price    Price at     Expiration    Present Value
       Name                      Granted       in Fiscal Year      ($/sh)     Grant Date       Date          ($)(1)
       ----                   ------------     --------------   -----------   ----------    ----------    -------------

Lee Masters                         --               --                --                           --             --
      President and CEO

Craig Enenstein                100,000(2)          16.9%            30.75                    4/10/2010     $1,949,068
      Senior Vice
      President -
      Business
      Development and
      Strategy

Mark D. Rozells                300,000(3)          50.8%          20.5625        24.00       5/22/2010     $5,102,163
      Executive Vice
      President and
      Chief Financial
      Officer

Lon A. Troxel                       --               --                --                           --             --
      President and CEO
      of DMX

Ralph J. Sorrentino                 --               --                --                           --             --
      Former Executive
      Vice President
      and Chief
      Financial Officer


(1) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation are as follows: a 4.69% risk-free rate of return; a 114% volatility factor; 0% dividend yield; a 3.33% turnover; and 4.43 years of estimated expected life; and the closing market price of a share of our Series A common stock on the date of grant. The actual value the executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by the executive will not necessarily be the value determined by the model.

(2) These grants of stock options with tandem SARs to purchase our Series A common stock under our 1997 Incentive Compensation Plan were made effective April 10, 2000. The options vest in 20% cumulative increments, with the first increment vesting as of April 10, 2001, with each additional increment vesting on each of the next four anniversaries of that date. The option shares become available for purchase if grantee's employment is terminated as a result of his total disability or death. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the 1997 Plan), unless, in the case of an Approved

                                     III-6

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


         Transaction, the compensation committee under the circumstances specified in the 1997 Plan, determines otherwise. On February 13, 2001, these options were reduced by one-third and repriced to an exercise price of $10.00.

(3) These grants of stock options with tandem SARs to purchase our Series A common stock under our 1997 Incentive Compensation Plan were made effective May 22, 2000. The options vest in 20% cumulative increments, with the first increment vesting as of May 22, 2001, with each additional increment vesting on each of the next four anniversaries of that date. The option shares become available for purchase if grantee's employment is terminated as a result of his total disability or death. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the 1997 Plan), unless, in the case of an Approved Transaction, the compensation committee under the circumstances specified in the 1997 Plan, determines otherwise. On February 13, 2001, these options were reduced by one-third and repriced to an exercise price of $10.00.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table shows certain information with respect to the exercise of stock options/SARs by the named executive officers during fiscal 2000 and year-end value of unexercised stock options/SARs at December 31, 2000.

                                                                      Number of Unexercised     Value of Unexercised In the
                                                                      Securities Underlying       Money Options/SARs at
                               Shares                                    Options/SARs at                  FY-End
                             Acquired on        Value Realized              FY-End(#)                       ($)
    Name                     Exercise(#)            ($)(1)          Exercisable/Unexercisable   Exercisable/Unexercisable
    ----                 ------------------     --------------      -------------------------   -------------------------
Lee Masters                          (2)         133,694,145(2)        3,046,188/9,138,566(3)                   0/0(3)
  President and                                                               0/15,230,942(3)          0/42,613,130(3)(4)
  CEO

Craig Enenstein                    --                     --                20,000/200,000(5)                   0/0
  Senior Vice
  President -
  Business
  Development and
  Strategy

Mark D. Rozells                    --                     --                     0/300,000(5)                   0/0
  Executive Vice
  President and
  Chief Financial
  Officer

Lon A. Troxel                  14,600                877,499                45,400/120,000           48,238/127,500(6)
  President and
  CEO of DMX

Ralph J. Sorrentino            90,000              1,537,500                      0/80,000                 0/85,000(6)
  Former Executive
  Vice President
  and Chief
  Financial Officer

(1) Based on the closing price of the Liberty Digital Series A common stock on the exercise date.


                                     III-7

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


(2) In February 13, 2001, we entered into an amended and restated deferred compensation and stock appreciation rights agreement with Mr. Masters which amended the vesting period of his SARs from five years to four years and amended the payment obligation relating to his exercise of SARs with respect to 3,046,188 shares of Series A common stock in January 2000. The payment obligation of $133.7 million was satisfied by a cash payment by Liberty of $50 million and by the issuance of 5,779,982 shares of AT&T's Liberty Media Group common stock. The payment of this liability by Liberty was treated as a capital contribution in the first quarter of 2001.

(3) Represents awards pursuant to our deferred compensation and stock appreciation rights plan and related agreement, which are comprised of a deferred compensation component and stock appreciation rights component. Mr. Masters was granted deferred compensation and stock appreciation rights with respect to 15,230,942 shares of our Series A common stock under this plan. The deferred compensation component provides Mr. Masters with the right to receive an aggregate of 9.5% of the appreciation in our Series A common stock price over $2.46, subject to a maximum amount of $19.125. The deferred compensation component is not exercisable until Mr. Master's employment with us is terminated. The stock appreciation rights component provides Mr. Masters the appreciation in the market price of our Series A common stock above $19.125. As of December 31, 2000, the stock appreciation rights component with respect to 3,046,188 shares were exercisable.

(4) The values indicated represent what would have been realized, pursuant to the terms of the deferred compensation and stock appreciation rights plan and related agreement, had the securities been exercised on December 31, 2000. The calculation is based on the average of the last 20 days trading prices on the Nasdaq National Market of one share of Liberty Digital Series A common stock as of December 31, 2000, or $5.2578, less the effective exercise price of $2.46.

(5) On February 13, 2001, these options were reduced by one-third and repriced to an exercise price of $10.00.

(6) The values indicated are based upon the closing price on the Nasdaq National Market of one share of Series A common stock on December 31, 2000, or $5.0625, less the exercise price of $4.00.

DIRECTORS COMPENSATION

         Standard Arrangements. Members of the board who are also full-time employees of Liberty Digital or Liberty, or any of their respective subsidiaries, do not receive any additional compensation for their services as directors. We have not established any fees for directors who are not full-time employees of Liberty Digital or Liberty or any of their subsidiaries. All members of the Board are reimbursed for expenses incurred to attend any meetings of the Board and of its committees.

         Other Arrangements. Effective July 11, 1997, the Board granted to Mr. Kern options to purchase 833,334 shares of Liberty Digital Series A common stock and granted to each of Messrs. Bennett and Koff options to purchase 100,000 shares of Liberty Digital Series A common stock, at a price of $6.25 per share. Such options vest in 20% increments, with the first increment vesting as of July 11, 1997. Effective September 10, 1999, the Board granted to each of Messrs. Howard and Wargo options to purchase 100,000 shares of Liberty Digital Series A common stock at a price of $22.125 per share. Such options vest in 20% increments, with the first increment vesting as of September 10, 2000. Effective as of February 13, 2001, the Board granted to Mr. Karpas options to purchase 100,000 shares of Liberty Digital Series A common stock at a price of $8.25 per share. Such options vest in 20% increments with the first increment vesting as of February 13, 2002.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         Masters Employment Agreement. During the term of the Masters Employment Agreement, the Company will pay Mr. Masters' salary at the rate of $750,000 per annum. That rate is to be increased annually,



                                     III-8

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


on January 1, by the greater of the increase in the Consumer Price Index for the previous year or 5%. The Board will review Mr. Masters' compensation annually to determine whether any additional increase in Mr. Masters' salary is appropriate. Mr. Masters' salary for fiscal 2001 is $826,875.

         Mr. Masters' Employment Agreement is for a term through December 15, 2002. His employment may be terminated by the Company upon:

         o        the death of Mr. Masters;

         o upon 180 days' prior notice from the Company to Mr. Masters in the event of an illness or other disability which has incapacitated Mr. Masters from performing his duties thereunder for at least 180 consecutive days during the 12 calendar months preceding the month in which such notice is given; or

         o        at any time upon notice of termination and by paying Mr.
                  Masters in a lump sum on the effective date all compensation for the remaining term of the Employment Agreement, calculated at the annual rate then in effect. Mr. Masters may terminate his employment with the Company at any time by giving notice to the Company.

         If Mr. Masters terminates his employment for good reason (as defined in the Masters Employment Agreement), Mr. Masters will be entitled to a lump sum payment of the compensation for the remaining term of the Masters Employment Agreement, calculated at an annual rate then in effect. If Mr. Masters' employment is terminated for illness or disability, we will continue to pay his annual salary, at the rate in effect at the time of termination of his employment, for one year from the date of termination. If Mr. Masters dies during his employment or during the period he is receiving payments from us because his employment was terminated for illness or disability, we will pay to Mr. Masters' beneficiary a lump sum amount equal to one year's compensation, calculated at the annual rate in effect at the time of death.

         We have agreed to indemnify Mr. Masters to the fullest extent permitted by applicable law in respect of any claim or threatened claims (including reasonable counsel fees incurred in connection with the defense thereof) against him by reason of his being or having been an officer or director of Liberty Digital or any of its subsidiaries or having served at our request as a director, officer, employee or agent of another corporation or of another entity.

         Mr. Masters has agreed that during his employment and, in the case of a voluntary termination (as defined in the Masters Employment Agreement) by Mr. Masters or a termination by us for cause (as defined in the Masters Employment Agreement), for a period from the date of termination until the earlier of December 31, 2002 or the second anniversary of the date of such termination, he will not directly or indirectly own, manage, operate, participate in or be employed by or otherwise be interested in or connected in any manner with any person, firm, corporation or other enterprise that competes in the United States or elsewhere in the world in any material respect with any business conducted by us or any of our subsidiaries during Mr. Masters' employment, with certain exceptions. In addition, the Masters Employment Agreement provides that Mr. Masters will not, as long as he is employed by us or thereafter, make use of, divulge to any person and use his best efforts to prevent the publication or disclosure of confidential or proprietary information concerning our business or dealings or of any of our customers that may have come into his knowledge during his employment, with certain exceptions.

         Troxel Employment Agreement. DMX and Lon A. Troxel are parties to an Employment Agreement dated October 1, 1991, as amended, for a term until May 31, 2002. Pursuant to the Employment Agreement, Mr. Troxel receives an annual salary of $350,000. Pursuant to the Employment Agreement, Mr. Troxel has



                                     III-9

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


agreed not to acquire more than a 10% direct or indirect ownership in any cable company, other than DMX, without the prior written consent of DMX. Mr. Troxel receives basic and extended benefits commensurate with other senior management employees such as vacation pay and other fringe benefits. If Mr. Troxel becomes disabled during the term of the agreement, he will receive the same compensation he is entitled to under the Employment Agreement for a time period not exceeding six months.




                                     III-10

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF LIBERTY DIGITAL

         The following table sets forth information with respect to the beneficial ownership of our Series A common stock and Series B common stock as of December 31, 2000 by: (i) each person who is known by Liberty Digital to be the beneficial owner of more than five percent of any class of the outstanding shares of the Liberty Digital Series A common stock and the Liberty Digital Series B common stock; (ii) each director of Liberty Digital; (iii) the named executive officers; and (iv) all of our directors and executive officers as a group. Liberty beneficially owns all of the issued and outstanding shares of our Series C preferred stock and Series D preferred stock. Each share of our Series C preferred stock is convertible into 171.674 shares of Series B common stock. The table does not assume conversion of these shares. Shares issuable upon exercise of options that were exercisable within 60 days of December 31, 2000 are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such options, but have not treated as outstanding for the purpose of computing the percentage ownership of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to Liberty Digital, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table. All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons to us. The address of the directors and named executive officers of Liberty Digital is 1100 Glendon Avenue, Suite 2000, Los Angeles, CA 90024.

                                                                        As of December 31, 2000
                                                                ----------------------------------------
                                                                                                 Amount
                                                                 Beneficial      Percent of    and Nature
                                                                  Ownership        Class       of Voting
Name and Address of Beneficial Owner        Title of Class      (in thousands)       (1)        Power(1)
------------------------------------        --------------      --------------   ----------    ----------
Liberty Media Corporation                  Series A Common         11,920           38.45         99.1
9197 South Peoria Street                   Series B Common        171,950           100.0
Englewood, CO 80112

Goldman Sachs Asset Management             Series A Common          1,581             5.1            *
32 Old Slip                                Series B Common             --              --
New York, NY 10005

Robert R. Bennett                          Series A Common             80(2)            *            *
                                           Series B Common             --              --

Craig Enenstein                            Series A Common             13(3)            *            *
                                           Series B Common             --              --

Gary S. Howard                             Series A Common             20(4)            *            *
                                           Series B Common             --              --

Bruce T. Karpas                            Series A Common             --              --           --
                                           Series B Common             --              --



                                     III-11

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                                                                        As of December 31, 2000
                                                                ----------------------------------------
                                                                                                 Amount
                                                                 Beneficial      Percent of    and Nature
                                                                  Ownership        Class       of Voting
Name and Address of Beneficial Owner        Title of Class      (in thousands)       (1)        Power(1)
------------------------------------        --------------      --------------   ----------    ----------

Peter M. Kern                              Series A Common            587(5)          1.9            *
                                           Series B Common             --              --

David B. Koff                              Series A Common             20(4)            *            *
                                           Series B Common             --              --

Lee Masters                                Series A Common             --              --           --
                                           Series B Common             --              --

Mark D. Rozells                            Series A Common             --              --           --
                                           Series B Common             --              --

Lon A. Troxel                              Series A Common             65(6)            *            *
                                           Series B Common             --              --

J. David Wargo                             Series A Common             20(4)            *            *
                                           Series B Common             --              --

All Directors and Executive Officers       Series A Common             805(7)         2.5            *
as a Group (11 persons)                    Series B Common              --             --

----------

* less than 1%

(1) Based upon 31,004,944 shares of Series A common stock, 171,950,167 shares of Series B common stock outstanding as of December 31, 2000.

(2) Assumes the exercise in full of stock options to acquire 80,000 shares of Series A common stock which are exercisable within 60 days of December 31, 2000.

(3) Assumes the exercise in full of stock options to acquire 13,333 shares of Series A common stock which are exercisable within 60 days of December 31, 2000, after giving effect to repricing to an exercise price of $10 and reduction of options by one-third on February 13, 2001.

(4) Assumes the exercise in full of stock options to acquire 20,000 shares of Series A common stock that are exercisable within 60 days of December 31, 2000.

(5) Assumes the exercise in full of stock options to acquire 586,668 shares of Series A common stock which are exercisable within 60 days of December 31, 2000.

(6) Assumes the exercise in full of stock options to acquire 65,400 shares of Series A common stock which are exercisable within 60 days of December 31, 2000.


                                     III-12

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


(7) Assumes the exercise in full of stock options held by such persons to acquire 805,401 shares of Series A common stock which are exercisable within 60 days of December 31, 2000.

SECURITY OWNERSHIP OF AT&T CORP.

         The following table sets forth information with respect to the ownership by each director and each of the named executive officers of Liberty Digital and by all directors and executive officers of Liberty Digital as a group of shares of AT&T common stock, AT&T Class A and Class B Liberty Media Group tracking stock and AT&T Wireless Group tracking stock, the equity securities of AT&T Corp. AT&T, which owns 100% of the outstanding common stock of AT&T Broadband, LLC ("AT&T Broadband"), which in turn indirectly owns 100% of the outstanding common stock of Liberty. Liberty owns 99.1% of the combined voting power of our Series A and Series B common stock.

         The AT&T charter provides that, except as otherwise required by New York law or any special voting rights of AT&T preferred stock, the holders of AT&T common stock, AT&T Liberty Media Group tracking stock, AT&T Wireless tracking stock and AT&T preferred stock, if any, entitled to vote with the common shareholders, vote together as one class. No separate class vote is required for the approval of any matter except as described in the next sentence. The following circumstances require the separate class approval of the AT&T Liberty Media Group tracking stock:

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

         The following information is given as of February 28, 2001 and, in the case of percentage ownership information, is based on (1) 3,807,460,036 shares of AT&T common stock; (2) 2,376,765,123 shares of AT&T Class A Liberty Media Group tracking stock and 212,045,288 shares of AT&T Class B Liberty Media Group tracking stock; and (3) 362,750,025 shares of AT&T Wireless Group tracking stock; in each case outstanding on that date. Shares of AT&T common stock issuable upon exercise or conversion of convertible securities that were exercisable or convertible on or within 60 days after February 28, 2001 are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such convertible securities, but are not treated as outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. So far as is known to Liberty, the persons indicated below have sole voting power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.



                                     III-13

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                  (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                                                             Amount and
                                                             Nature of
                                                             Beneficial
Name of Beneficial                                           Ownership           Percent of
       Owner                 Title of Class                (in thousands)           Class         Voting Power
------------------           --------------                --------------        ----------       ------------
Robert R. Bennett        AT&T Common Stock                       249(1)               *               *
                         Series A Liberty Media Group          3,623(2)               *
                         Series B Liberty Media Group             --                 --
                         AT&T Wireless Group                      --                 --

Craig Enenstein          AT&T Common Stock                        --                 --               *
                         Series A Liberty Media Group              1(3)              --
                         Series B Liberty Media Group             --                 --
                         AT&T Wireless Group                      --                 --

Gary S. Howard           AT&T Common Stock                        18(4)               *               *
                         Series A Liberty Media Group          1,404(5)               *
                         Series B Liberty Media Group             --                 --
                         AT&T Wireless Group                      --                 --

Bruce T. Karpas          AT&T Common Stock                        16(6)               *               *
                         Series A Liberty Media Group             --                 --
                         Series B Liberty Media Group             --                 --
                         AT&T Wireless Group                      --                 --

Peter M. Kern            AT&T Common Stock                        64(2)               *               *
                         Series A Liberty Media Group             51                  *
                         Series B Liberty Media Group             --                 --
                         AT&T Wireless Group                      --                 --

David B. Koff            AT&T Common Stock                        --                 --               *
                         Series A Liberty Media Group              9(7)               *
                         Series B Liberty Media Group             --                 --
                         AT&T Wireless Group                      --                 --

Lee Masters              AT&T Common Stock                        --                 --               *
                         Series A Liberty Media Group          5,780                  *
                         Series B Liberty Media Group             --                 --
                         AT&T Wireless Group                      --                 --

Mark D. Rozells          AT&T Common Stock                        --                 --               *
                         Series A Liberty Media Group              2(8)               *
                         Series B Liberty Media Group             --                 --
                         AT&T Wireless Group                      --                 --

Lon A. Troxel            AT&T Common Stock                        --                 --               *
                         Series A Liberty Media Group              4(9)               *
                         Series B Liberty Media Group             --                 --
                         AT&T Wireless Group                      --                 --

J. David Wargo           AT&T Common Stock                        --                 --               *
                         Series A Liberty Media Group            580(10)              *
                         Series B Liberty Media Group              4                  *
                         AT&T Wireless Group                      --                 --

All Directors and        AT&T Common Stock                       349(11)(12)(13)      *               *
Executive Officers as a  Series A Liberty Media Group         11,516(11)(12)(13)      *
Group                    Series B Liberty Media Group              4                  *
(11 Persons)             AT&T Wireless Group                      --                 --

---------------
*  Less than 1%


                                     III-14

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


(1) Includes 232,710 restricted shares of AT&T common stock, none of which is currently vested.

(2) Includes 902,767 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which is currently vested and 20,160 share equivalents held for Mr. Bennett's account in the Liberty Media 401K Plan.

(3) Includes 1,005 share equivalents held for Mr. Enenstein's account in the Liberty Media 401K Plan.

(4) Includes 2,391 share equivalents held for Mr. Howard's account in the Liberty Media 401K Plan.

(5) Includes 582,177 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which is currently vested and 33,982 shares held for Mr. Howard's account in the Liberty Media 401K Plan.

(6) Includes 7,960 share equivalents held for Mr. Karpas' account in the AT&T Long Term Incentive Plan.

(7) Includes 9,266 share equivalents held for Mr. Koff's account in the Liberty Media 401K Plan.

(8) Includes 2,039 share equivalents held for Mr. Rozells' account in the Liberty Media 401K Plan.

(9) Includes 4,471 share equivalents held for Mr. Troxel's account in the Liberty Media 401K Plan.

(10) Includes 514,598 shares held in investment accounts managed by Mr. Wargo as to which he shares voting and investment power and as to which he disclaims beneficial ownership.

(11) Includes 1,690 shares of AT&T common stock and 62,268 shares of AT&T Class A Liberty Media Group tracking stock, held by relatives of certain executive officers, as to which shares beneficial ownership by such executive officers has been disclaimed.

(12) Includes 232,710 restricted shares of AT&T common stock and 1,484,884 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which is currently vested.

(13) Includes 2,391 share equivalents of AT&T common stock and 71,081 share equivalents of AT&T Class A Liberty Media Group A tracking stock held for the account of certain executive officers in the Liberty Media 401K Plan and 7,960 shares of AT&T common stock held by one account of a director in the AT&T Long Term Incentive Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Liberty beneficially owns 38.45% of the outstanding shares of our Series A common stock, 100% of the outstanding shares of Series B common stock, and 100% of the outstanding shares of the Series C Preferred Stock, collectively representing 99.1% of the aggregate voting power related to the outstanding Voting Securities.



                                     III-15

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


         Until May 2000, we leased equipment a studio and uplinking facility in Littleton, Colorado owned by National Digital Television Center, Inc., or NDTC, an indirect wholly owned subsidiary of AT&T. Payments made to NDTC under this lease during fiscal 2000 were approximately $171,000. We are also obligated to NDTC under various operating leases for uplinking and satellite service for which we paid approximately $4.9 million in fiscal 2000. Until September 2000, we also leased office space at NDTC's Los Angeles, California offices. Payments made under this lease during fiscal 2000 were insignificant.

         We have given various platforms of Sky Entertainment Services in Latin America (Sky-LA), the right to carry up to 40 channels of our DMX music formats in Chile, Columbia, Brazil and Mexico. The agreement with Chile and Columbia is dated November 4, 1999 and expires on December 31, 2003. The agreement with Brazil is dated July 1, 1999, and expired on December 31, 2000. The agreement with Mexico and Brazil expired but we are operating on a month-to-month basis until formal agreements are entered into. Sky Entertainment Services is the brand name for the direct-to-home service offered by the strategic alliance formed by Organzacoes Globo, Brazil's leading entertainment group; Mexico's Grupo Televisa S.A.; The News Corporation Limited; and Liberty Media International, Inc., a subsidiary of Liberty.

         We formed a Canadian partnership with Shaw Communications, Inc., the second largest cable operator in Canada and a former 5% holder of our Series A common stock. After Shaw recoups its initial funding, each partner will share in the profits based on their respective equity interests. In March 1992, we granted an exclusive license and right to distribute our DMX premium service in Canada to the partnership, which was amended on November 1, 1994 and April 14, 1997. This agreement, as amended, provides us with a monthly per subscriber programming royalty for both residential and commercial distribution. License fees paid by the partnership to us in fiscal 2000 were approximately $1.7 million.

         The partnership and we are also parties to an agreement to distribute our DMX digital music services to the Canadian residential cable market. These services include a total of 40 formats and is distributed through Shaw cable systems and their affiliates. We received license fees of approximately $1.1 million for fiscal 2000 under this agreement.

         The partnership also distributes our DMX services to commercial establishments in Canada via direct broadcast satellite pursuant to an exclusive license granted by us to the partnership. The license agreement expires March 31, 2012. We received total license fees of approximately $652,000 for fiscal 2000 under this agreement.

         We have a number of agreements with Liberty and AT&T Broadband more fully described below covering matters such as the provision of services and allocation of tax liabilities. Liberty also provides certain administrative, financial, legal, treasury, accounting, tax and other services to us and makes available certain of its employee benefit plans to our employees. The terms of these arrangements were established by Liberty and AT&T Broadband in consultation with us and are not the result of arm's-length negotiations. Accordingly, although we believe that the terms of these arrangements are reasonable, we can not assure that the terms and conditions of these agreements, or the terms of any future arrangements between Liberty, AT&T Broadband and us are or will be as favorable to us as could be obtained from unaffiliated third parties. In addition, Liberty, AT&T Broadband and we and our respective subsidiaries and affiliates may from time to time do business with one another in areas not governed by any of the following agreements.


                                     III-16

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


         AT&T Broadband Amended Contribution Agreement. This agreement became effective July 1, 1997 and requires AT&T Broadband to deliver, or cause certain of its subsidiaries to deliver, to us the AT&T Broadband Annual Payments. These payments are revenues received by AT&T Broadband affiliates from sales of analog DMX services net of (1)operating expenses representing an amount equal to 10% of the revenue from such sales to residential subscribers, and (2) license fees otherwise payable to the us pursuant to the affiliation agreement for digital DMX services described below. These payments, which are adjusted annually for inflation, have increased from $18 million annually to approximately $20 million annually at December 31, 2000, and will continue through 2017. The operating expenses as mentioned above are reflected as part of operating expenses in the consolidated statement of operations and comprehensive earnings.

         Liberty Contribution Agreement. On September 9, 1999, Liberty contributed to us all of the outstanding stock of its wholly owned subsidiaries that were formed solely to hold some of Liberty's investments in interactive programming and content related assets. In addition, Liberty assigned us certain of its rights under an access agreement between Liberty and AT&T entered into in connection with the AT&T and Tele-Communications, Inc. merger regarding the provision of certain interactive video services over the cable television systems of AT&T and its controlled affiliates. The access agreement establishes a framework to negotiate definitive agreements for digital channel capacity on the AT&T systems equal to one six-megahertz channel (which, under current digital compression technology, will enable carriage of between 12 and 15 video channels) to be used for interactive, category specific channels providing entertainment, information and merchandise programming, the Interactive Video Services, subject to certain conditions. In connection with this agreement, Liberty's board of directors adopted a policy that we will be the primary (but not exclusive) vehicle for the pursuit of corporate opportunities relating to interactive programming and content related services in the United States and Canada, subject to certain limitations. Liberty also contributed us a combination of cash and notes payable to Liberty or one or more of its affiliates, equal to $150.0 million. In consideration of the foregoing, the Company issued to Liberty 109,450,167 shares of Series B Common Stock and 150,000 shares of Series B Preferred Stock having an initial liquidation aggregate preference of $150.0 million.

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

         Affiliation Agreement. We have granted to Satellite Services, Inc., or SSI, a wholly-owned subsidiary of AT&T Broadband, effective as of July 1, 1997, the non-exclusive right to distribute and subdistribute our DMX services to commercial and residential customers of systems managed by AT&T Broadband or with which AT&T Broadband has a specific relationship for a 10-year period in exchange for licensing fees paid by SSI to us. We received $8.6 million in 2000 under this agreement. Effective July 2000, the annual payment became based on the number of DMX subscribers. In addition, we receive subscriber revenue of $3.1 million from AT&T Broadband affiliates for the distribution of our DMX services through AT&T Broadband's digital business in fiscal 2000.

          In fiscal 2000, we were also parties to a prior affiliation agreement with SSI dated July 6, 1989 pursuant to which SSI has the right to distribute Superaudio service (a basic analog music service provided through a joint venture between DMX and an affiliate of Jones Intercable, Inc.) to SSI-affiliated cable systems. This agreement expired in May 2000.



                                     III-17

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


         Tax Sharing Agreement. Our operations were included in the consolidated federal income tax return of TCI until February 28, 1999. Beginning March 1, 1999, our operations are included in the consolidated tax return of AT&T. We are a party to a Tax Liability Allocation and Indemnification Agreement with Liberty (the Tax Sharing Agreement). The income tax provision for our operations is calculated based on a hypothetical tax liability determined as if we filed a separate tax return.

         Under the Tax Sharing Agreement, we will record a current inter-company tax benefit from Liberty in periods when we generate taxable losses and such losses are utilized by Liberty to reduce its income tax liability. In periods when we generate taxable income, we will record current inter-company tax expense. To the extent that the cumulative inter-company tax expense is greater than the cumulative benefit, we will settle such excess liability in cash to Liberty.

         During the year ended December 31, 2000 and 1999, Liberty utilized tax benefits of $4.8 million and $2.4 million, respectively, related to our net operating losses incurred by us in previous periods. As a result of the utilization of these tax benefits, we recorded a corresponding reduction to the carrying amounts of intangible assets that resulted from the acquisition of DMX.

         Further, we have agreed to pay Liberty for any income tax benefits realized with respect to the Deferred Compensation and Stock Appreciation Rights Plan. At December 31, 2000 and 1999, the Company had recorded $85.1 million and $210.3 million, respectively, of deferred tax benefits related to this plan as a separate component of stockholders' equity. Such amounts have been treated in a manner similar to a stockholder distribution to Liberty.

         Services Agreement. Pursuant to a Services Agreement between us and Liberty, as successor to AT&T Broadband, Liberty provides administrative and operating services as we request from time to time. These services can include:
(i) tax reporting, financial reporting, payroll, employee benefit administration, workers' compensation administration, telephone, package delivery, management information systems, billing, lock box, remittance processing and risk management services, (ii) other services typically performed by Liberty's accounting, finance, treasury, corporate, legal, tax, benefits, insurance, facilities, purchasing, and advanced information technology department personnel, (iii) use of telecommunications and data facilities and of systems and software developed, acquired or licensed by Liberty from time to time for financial forecasting, budgeting and similar purposes, including without limitation any such software for use on personal computers, in any case to the extent available under copyright law or any applicable third-party contract, (iv) technology support and consulting services and (v) such other management, supervisory, strategic planning and other services as we may from time to time request. Pursuant to the Services Agreement, Liberty also provides us access to any volume discounts that may be available to Liberty for the purchase of certain equipment. The Services Agreement also provides that Liberty, for so long as Liberty continues to beneficially own at least a majority of the voting power of the outstanding shares of the Voting Securities, will continue to provide, in the same manner and on the same basis as generally provided from time to time to other participating Liberty subsidiaries, benefits and administrative services to our employees. In this regard, we are allocated that portion of Liberty's compensation expense attributable to benefits extended our employees. Pursuant to the Services Agreement, we reimburse Liberty for all direct expenses incurred by Liberty in providing such services and a pro rata share of all indirect expenses incurred by Liberty in connection with the rendering of these services, including a pro rata share of the salary and other compensation of Liberty employees performing services for us, general overhead expenses and rental expense for any physical facilities of Liberty utilized by us. The Services Agreement will continue in effect until terminated by (i) us upon 60 days' prior written notice to Liberty, (ii) Liberty at any time after three years upon not less than six months prior notice to us, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events.



                                     III-18

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


         Certain notes payable and security agreements with Liberty and its subsidiaries. On September 29, 2000, we signed two promissory notes totaling $188.5 million in favor of Liberty. These notes bear interest at 9% compounded annually and are secured by our 99% preferred interest in two entities as described below, to which we have transferred certain of our assets. The only obligors on the notes are the subsidiaries which hold the respective preferred interests in the two entities. The accrued interest and principal on the notes are payable upon the sale of our preferred interests or on the due dates of the notes, whichever is earlier. These entities are consolidated in our financial statements as at December 31, 2000. Our transactions (iBEAM/priceline.com transactions) with these entities are detailed as follows:

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



                                     III-19

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Liberty Digital, Inc. has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LIBERTY DIGITAL, INC.
(Registrant)



By: /s/ Mark Rozells                                 Date: April 30, 2001
    -------------------------------------                  ---------
    Mark Rozells
    Executive Vice President and
    Chief Financial Officer

















                                     III-20