Form 10-Q
period 2001-03-31
LIBERTY DIGITAL INC
filed 2001-05-15
CIK 1040449

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission File No. 0-22815

                              LIBERTY DIGITAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  State of Delaware                              84-1380293
           -------------------------------                   ------------------
           (State or other jurisdiction of                    (I.R.S. Employer
            Incorporation or organization)                   Identification No.)

                 1100 Glendon Avenue
                   Los Angeles, CA                                 90024
      ---------------------------------------                    ----------
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


     The number of shares outstanding of the Registrant's Series A Common Stock and Series B Common Stock as of April 30, 2001 were 33,210,649 and 171,950,167, respectively.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)

                                                                               March 31,          December 31,
                                                                                 2001                 2000
                                                                              ----------          ------------
Assets

Current assets:

   Cash and cash equivalents                                                  $     4,613              17,387
   Trade receivables:
     Unaffiliated                                                                  20,456              14,584
     Related party (note 8)                                                         1,871               3,612
     Allowance for doubtful accounts                                               (1,712)             (1,630)
                                                                              -----------         -----------
                                                                                   20,615              16,566

   Prepaid expenses and other current assets                                       10,947               5,072
   Equipment inventory                                                              9,029               6,870
                                                                              -----------         -----------

         Total current assets                                                      45,204              45,895

Investments in affiliates, accounted for under the equity
   method:
   Investment in Game Show Network, LLC                                           236,983                  --
   Other equity-method investments                                                  5,681              15,395

Investments in available for sale securities (notes 7 and 8)                      177,877             177,202

Other investments                                                                 157,020             159,058

Property and equipment, at cost:
   Furniture and equipment                                                         25,940              24,282
   Leasehold improvements                                                           2,262               2,151
   Studio and other support equipment                                               7,399               7,359
                                                                              -----------         -----------
                                                                                   35,601              33,792
Less:  accumulated depreciation                                                   (12,888)            (10,883)
                                                                              -----------         -----------
                                                                                   22,713              22,909

Intangible assets, net (note 6)                                                   460,914             474,602

Other assets                                                                       34,418              34,000
                                                                              -----------         -----------

         Total assets                                                         $ 1,140,810             929,061
                                                                              ===========         ===========

                                                                                                   (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                             (amounts in thousands)

                                                                               March 31,          December 31,
                                                                                 2001                 2000
                                                                              ----------          ------------

Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable (note 4)                                                     $   100,000                  --
   Current portion of debt                                                         11,609               1,693
   Accounts and notes payable - related party (note 8)                             16,033               1,762
   Accounts payable and accrued liabilities                                        19,937              18,721
   Accrued stock compensation, current (note 9)                                    34,049             156,898
                                                                              -----------         -----------

          Total current liabilities                                               181,628             179,074

Notes payable and accrued interest- related party (note 8)                        197,028             192,875
Debt                                                                               85,921               2,428
Accrued stock compensation, long term (note 9)                                      9,453               8,615
Deferred income tax liability (note 8)                                             54,149              57,402
Other liabilities                                                                  16,390              16,469
                                                                              -----------         -----------

         Total liabilities                                                        544,569             456,863
                                                                              -----------         -----------

Redeemable preferred stock, $.01 par value, Authorized 5,000,000 shares

   Series C redeemable convertible preferred stock, 150,000
     shares issued and outstanding in 2001 and 2000;
     liquidation preference and redemption value of
     $150,000 in 2001 and 2000                                                    150,000             150,000

   Series D redeemable preferred stock, non-convertible,
     12,406 shares and 10,224 shares issued and
     outstanding in 2001 and 2000, respectively; liquidation
     preference and redemption value of $12,406 and
     $10,224 in 2001 and 2000, respectively                                        12,406              10,224

Stockholders' equity:

Common stock, $.01 par value:
   Series A;
     Authorized 1,000,000,000 shares; issued and
       outstanding 33,210,649 shares in 2001 and
       31,004,944 shares in 2000                                                      332                 310
   Series B;
     Authorized 755,000,000 shares; issued and
       outstanding 171,950,167 shares in 2001 and 2000                              1,720               1,720
Paid-in capital                                                                   898,026             793,462
Accumulated deficit                                                              (442,453)           (409,754)
Deferred tax asset to be utilized by parent (note 8)                              (36,721)            (85,105)
Accumulated other comprehensive earnings, net of taxes                             12,931              11,341
                                                                              -----------         -----------

         Total stockholders' equity                                               433,835             311,974
                                                                              -----------         -----------

Commitments and contingencies (note 10)

         Total liabilities and stockholders' equity                           $ 1,140,810             929,061
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


See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                  (amounts in thousands, except per share data)

                                                                                 Three months ended
                                                                                      March 31,
                                                                              -------------------------
                                                                                2001             2000
                                                                              --------         --------
Revenue:
   Unaffiliated subscribers                                                   $  8,877            7,447
   Related party subscriber (note 8)                                             8,741            7,706
   Equipment, installation and other                                            10,114            6,177
                                                                              --------         --------

                                                                                27,732           21,330
Operating expenses:
   Cost of equipment and installation                                            5,230            3,591
   Operating                                                                     3,529            3,773
   Selling, general and administrative                                          14,595           13,888
   Stock compensation (note 9)                                                  22,037         (131,971)
   Depreciation and amortization                                                13,711           13,580
                                                                              --------         --------

                                                                                59,102          (97,139)

     Operating income (loss)                                                   (31,370)         118,469

Other expense:
   Interest expense, net:
     Unaffiliated                                                               (1,636)          (2,245)
     Related party (note 8)                                                     (4,249)          (1,126)
                                                                              --------         --------

                                                                                (5,885)          (3,371)

   Dividend income/net gain from sale of investments                             3,259              601
   Share of losses of affiliates                                               (10,837)          (7,204)
   Impairment of investments                                                    (1,989)              --
   Unrealized gain on financial instruments and other                            4,694               14
                                                                              --------         --------

     Income (loss) before income taxes                                         (42,128)         108,509

Income tax benefit (expense)                                                     9,429          (44,718)
                                                                              --------         --------

Net income (loss)                                                              (32,699)          63,791
                                                                              --------         --------

Other comprehensive earnings, net of taxes:

   Unrealized holding gains arising during the period, net of
     tax                                                                           151           43,329

  Reclassification adjustments for marketable securities sold
     during the period, net of tax                                               1,439               --
                                                                              --------         --------

Other comprehensive earnings                                                     1,590           43,329
                                                                              --------         --------

Comprehensive earnings (loss)                                                 $(31,109)         107,120
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

                                                                                             (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS, CONTINUED

                  (amounts in thousands, except per share data)

                                                                                          Three months ended
                                                                                              March 31,
                                                                                       ------------------------
                                                                                         2001            2000
                                                                                       --------        --------


         Basic earnings (loss) per share (note 3):
            Income (loss) per share                                                    $  (0.21)           0.47
                                                                                       ========        ========

            Weighted average common shares and equivalent shares                        203,836         199,169
                                                                                       ========        ========


         Diluted earnings (loss) per share (note 3):
            Income (loss) per share                                                    $  (0.21)           0.41
                                                                                       ========        ========

            Weighted average common shares and equivalent shares                        203,836         233,526
                                                                                       ========        ========


See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (amounts in thousands)

                                                                                             Deferred
                                                                                                tax         Accumulated
                                                                                               asset           other
                                             Common stock                                      to be       comprehensive
                                          -------------------    Paid in     Accumulated    utilized by      earnings,
                                          Series A   Series B    capital       deficit         parent      net of taxes     Total
                                          --------   --------    -------     -----------    -----------    ------------- ----------
Balance at January 1, 2001                 $ 310     1,720       793,462       (409,754)       (85,105)       11,341     $ 311,974

Accretion of redeemable
   convertible preferred stock                --        --        (2,182)            --             --            --        (2,182)

 Shares issued in connection with
   acquisition of Game Show Network           22        --        18,273             --             --            --        18,295

Shares issued for exercise of
   stock appreciation
   rights/options                             --        --           152             --             --            --           152

Settlement of executive stock
  appreciation rights by parent,
  net of tax                                  --        --        91,107             --             --            --        91,107

Deferred tax on executive stock
  appreciation rights                         --        --            --             --         48,384            --        48,384

Deferred tax benefit transferred
  to parent                                   --        --        (1,039)            --             --            --        (1,039)

Deferred tax on investment
  transferred to parent                       --        --        (1,747)            --             --            --        (1,747)

Unrealized gain on available for
  sale securities                             --        --            --             --             --         1,590         1,590

Net loss                                      --        --            --        (32,699)            --            --       (32,699)
                                           -----     -----       -------      ---------      ---------        ------     ---------


Balance at March 31, 2001                  $ 332     1,720       898,026       (442,453)       (36,721)       12,931     $ 433,835
                                           =====     =====       =======      =========      =========        ======     =========



See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)

                                                                                    Three months ended
                                                                                         March 31,
                                                                              -------------------------------
                                                                                 2001                2000
                                                                              -----------         -----------
Cash flows from operating activities:

Net income (loss)                                                             $   (32,699)             63,791
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                13,711              13,580
      Impairment of investment at cost                                              1,989                  --
      Share of losses of affiliates                                                10,837               7,204
      Gain on Priceline equity collar                                              (3,801)                 --
      Appreciation of put/call option with a related party                           (881)                 --
      Dividend income/net gain on sale of investments                              (3,259)               (672)
      Stock compensation expense (credit)                                          22,037            (131,971)
      Provision for doubtful accounts                                                  82                 186
      Interest expense on related party debt                                        4,249               1,111
      Deferred income tax expense (benefit)                                        (9,429)             44,718

Changes in operating assets and liabilities
      Accounts receivable                                                           1,419                (247)
      Prepaid and other current assets                                             (1,647)               (209)
      Accounts payable, accrued expenses and other                                (48,933)              2,547
                                                                              -----------         -----------

Net cash provided by (used in) operating activities                               (46,325)                 38
                                                                              -----------         -----------

Cash flows from investing activities:
      Investments in and advances to affiliates and
          others, net of distributions                                           (126,598)            (60,952)
      Proceeds from sale of available for sale securities                           4,532                  --
      Capital expended for property and equipment                                  (1,809)             (2,489)
      Other investing activities                                                     (342)                (67)
      Cash paid for acquisitions                                                       --                (101)
                                                                              -----------         -----------

Net cash used in investing activities                                            (124,217)            (63,609)
                                                                              -----------         -----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                            87                 528
    Capital contribution from parent                                               50,000                  --
    Borrowings from parent                                                         14,272              63,200
    Repayment on related party debt                                                    --                (148)
    Borrowings of bank debt                                                        93,875                  --
    Repayment of debt                                                                (466)               (547)
                                                                              -----------         -----------

Net cash provided by financing activities                                         157,768              63,033
                                                                              -----------         -----------

Net decrease in cash and cash equivalents                                         (12,774)               (538)

Cash and cash equivalents, beginning of period                                     17,387               2,176
                                                                              -----------         -----------

Cash and cash equivalents, end of period                                      $     4,613               1,638
                                                                              ===========         ===========

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 March 31, 2001

(1)      Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Liberty Digital, Inc. ("Liberty Digital" or the "Company") and those of all of its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Liberty Digital is a consolidated subsidiary of Liberty Media Corporation ("Liberty").

The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified for comparability with the 2001 presentation.

(2)      Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, the implementation of which provides the following criteria for revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. The Company has adopted SAB No. 101 effective for the fourth quarter of the year ended December 31, 2000 and has reclassified revenues and expenses for the three months ended March 31, 2000. There was no effect on net earnings as a result of the reclassification.

(3)      Earnings (Loss) Per Common and Potential Common Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. Such potential common shares that were excluded from diluted EPS were 28.4 million as of March 31, 2001.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table sets forth the computation of basic and diluted net income
(loss) attributable to common shareholders and weighted average outstanding common shares used in the computation of basic and diluted earnings (loss) per share in the accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                                                                    Three months ended
                                                                                         March 31,
                                                                              -------------------------------
                                                                                 2001                2000
                                                                              -----------         -----------

Net income (loss)                                                             $   (32,699)             63,791

(Increase) decrease in deferred tax assets to be utilized
     by parent                                                                     (7,278)             32,650
Accretion of redeemable preferred stock                                            (2,182)             (2,618)
                                                                              -----------         -----------
Net income (loss) attributable to common shareholders                             (42,159)             93,823
Accretion of redeemable preferred stock                                                --               2,618
                                                                              -----------         -----------
Net income (loss) attributable to common shareholders -
     diluted                                                                      (42,159)             96,441
                                                                              ===========         ===========

Weighted average shares outstanding - basic                                       203,836             199,169
Redeemable preferred stock                                                             --              25,751
Stock appreciation rights                                                              --               8,606
                                                                              -----------         -----------
Weighted average shares outstanding - diluted                                     203,836             233,526
                                                                              ===========         ===========


(4)      Investments

On February 23, 2001, the Company acquired a 50% ownership position in Game Show Network, LLC ("GSN") from Sony Pictures Entertainment, Inc. ("SPE"). The purchase price consisted of $125 million in cash, a $100 million note payable to SPE, due on February 22, 2002, and 1,491,598 shares of the Company's Series A common stock with a fair value of $12.5 million. The Company issued an additional 692,835 shares of Series A common stock to GSN with a fair value of $5.8 million representing prepaid interest at 5.82% on the note payable. Liberty is a co-obligor on the $100 million note, for which it received shares of stock of Internet Pictures Corporation owned by the Company and a contingent call right with respect to a portion of the Company's ownership interest in GSN if the Company fails to pay the note when due. At the date of acquisition, the aggregate carrying amount of the Company's investment in GSN exceeded the Company's proportionate share of GSN's net assets by $207 million. Such excess is being amortized over 20 years. This investment is being accounted for under the equity method.

During the three months ended March 31, 2001, the Company recorded an impairment charge of $10.0 million to reduce the value of an equity investment by $8.0 million and a cost investment by $2.0 million to reflect their estimated fair values. The Company recorded the $8.0 million impairment charge on the equity investment as part of the share of losses of affiliates in the consolidated statements of operations and comprehensive earnings.

(5)      Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash payments for interest to unaffiliated parties were $476,000 and $2,342,000 for the three months ended March 31, 2001 and 2000, respectively.

Cash paid for taxes for the periods presented are not material.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Significant noncash investing and financing activities are reflected in the following table (amounts in thousands):


                                                                                               Three months ended
                                                                                                    March 31,
                                                                                         -------------------------------
                                                                                            2001                 2000
                                                                                         -----------         -----------
           Investments, net of distributions                                             $   251,590              40,000
           Fair value of other businesses acquired                                                --                 879
           Less: Other liabilities assumed                                                        --                 (19)
                 Borrowing from parent                                                       (12,500)                 --
                 Debt issued                                                                (100,000)               (237)
                 Common stock issued                                                         (12,492)            (40,522)
                                                                                         -----------         -----------
           Cash paid for acquisitions and investments                                    $   126,598                 101
                                                                                         ===========         ===========

           Accretion of redeemable convertible preferred stock                           $     2,182               2,618
                                                                                         ===========         ===========

           Payment of executive stock appreciation right liability by
                parent in the form of the parent's common stock                          $    93,982                  --
                                                                                         ===========         ===========



(6)      Intangible Assets

The following is a summary of the intangible assets as of the following periods (amounts in thousands):

                                                                                          March 31,          December 31,
                                                                                            2001                2000
                                                                                         -----------         ------------
                   Access agreement                                                      $   250,000             250,000
                   Goodwill from AT&T Merger                                                 199,041             199,041
                   Excess of acquisition costs over net assets
                     acquired                                                                103,912             106,004
                   Other                                                                       2,350               2,350
                                                                                         -----------         -----------
                                                                                             555,303             557,395
                   Accumulated amortization                                                  (94,389)            (82,793)
                                                                                         -----------         -----------
                                                                                         $   460,914             474,602
                                                                                         ===========         ===========


(7)      Derivative Instruments and Hedging Activities

Effective January 1, 2001, Liberty Digital adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationship or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedge risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations and comprehensive earnings when the hedged item affects earning. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Derivative gains and losses included in OCI are reclassified into earnings at the time the sale of the hedged item or transaction is recognized.

The adoption of SFAS No. 133 did not result in a cumulative effect in net earnings or on comprehensive earnings.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company uses equity collars to manage fair value risk associated with certain investments in marketable securities. Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counterparties, consisting primarily of major financial institutions and does not anticipate nonperformance by any counter-party.

For derivatives designed as a fair value hedge, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. The Company recognized $3.8 million of income related to the change in time value of the equity collars during the three months ended March 31, 2001. Such amount is included in other income in the statement of operations and comprehensive earnings. No fair value hedges were derecognized or discontinued during the three months ended March 31, 2001.

The Company holds warrants to purchase marketable securities which are not classified as derivative instruments under SFAS 133. These instruments are recorded at fair value based on an option pricing model using the historical volatility of the underlying security, and are included in available for sale securities.

The Company's equity collars are recorded at fair value based on an option-pricing model using the historical volatility of the underlying security. Equity collars generally have high correlation between changes in the fair value of the instrument and changes in the fair value of the underlying security, and therefore, qualify as fair value hedges. The fair value of the Company's equity collars as of March 31, 2001 was $84.9 million, which is included in investments in available for sale securities.

(8)      Related Party Transactions

Pursuant to the AT&T Amended Contribution Agreement between AT&T Broadband and the Company effective since July 1, 1997, AT&T Broadband is required to deliver, or cause certain of its subsidiaries to deliver, to the Company the AT&T Broadband Annual Payments, based on revenues received by AT&T Broadband affiliates from sales of analog DMX services net of operating expenses representing an amount equal to 10% of the revenue from such sales to residential subscribers, and net of license fees otherwise payable to the Company pursuant to the affiliation agreement for digital DMX services described below. These payments, which are adjusted annually for inflation, increased from $18 million annually to approximately $20 million annually in 2001 and are payable through 2017. The operating expenses as mentioned above are reflected as part of operating expenses in the consolidated statement of operations and comprehensive earnings.

Pursuant to an affiliation agreement between Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of AT&T Broadband, and the Company (the "SSI Affiliation Agreement"), effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute DMX services to commercial and residential customers of systems managed by AT&T Broadband or with which AT&T Broadband has a specific relationship for a 10-year period in exchange for licensing fees paid by SSI to the Company. Prior to July 2000, revenue from the SSI affiliation agreement was $8.5 million annually. After July 2000, revenues were based on the number of DMX subscribers. In addition, the Company receives subscriber revenue from AT&T Broadband affiliates for the distribution of DMX services through AT&T Broadband's digital business.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The following table summarizes the effect of the related party transactions as described above for the periods reflected in the accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                                              Three months ended
                                                                   March 31,
                                                           -------------------------
                                                             2001              2000
                                                           --------           ------
           Revenue from AT&T Broadband Annual
                Payments                                   $  5,216            4,836
           Operating charges paid to AT&T
                Broadband                                      (281)            (336)
           Revenue from SSI                                   2,786            2,125
           Revenue from AT&T Broadband                          738              745


At March 31, 2001 and December 31, 2000, the Company had unpaid liabilities to Liberty resulting from intercompany charges totaling $3.5 million and $1.8 million, respectively. The liabilities are non-interest bearing and reflected as current and are payable on demand by Liberty.

On September 29, 2000, the Company signed two promissory notes totaling $188.5 million in favor of Liberty. These notes bear interest at 9% compounded annually. The first note of $123.9 million due September 28, 2010 is secured by the Company's 99% preferred interest in Priceline LLC, which owns 3,125,000 shares of priceline.com, Incorporated and the second note of $64.6 million due September 28, 2008 is secured by the Company's 99% preferred interest in iBeam LLC, which owns 3,623,684 shares of iBeam Broadcasting Corporation. Priceline LLC and iBeam LLC are consolidated in the Company's financial statements for the periods presented. The obligors on the notes are the subsidiaries of the Company which hold the respective preferred interests in the two entities. The accrued interest and principal on the notes are payable upon the sale of the Company's preferred interests or on the due date of the notes, whichever is earlier. At March 31, 2001 and December 31, 2000, accrued interest on these notes aggregated $8.5 million and $4.4 million, respectively.

On February 23, 2001, the Company signed a promissory note for $12.5 million in favor of Liberty. The proceeds from this note were used to finance a portion of the acquisition cost of a 50% ownership interest in Game Show Network, LLC. The note bears interest at 10% annually and is payable on demand on or after August 22, 2001. Interest expense on this note was $123,000 for three months ended March 31, 2001.

The Company leases certain office space, uplinking and satellite services from National Digital Television Center, Inc. ("NDTC"), a subsidiary of AT&T Broadband. Lease expense relating to these agreements was $904,000 and $720,000 for the three months ended March 31, 2001 and 2000, respectively.

The Company was included in the consolidated federal income tax return of TCI until February 28, 1999. Beginning March 1, 1999, the Company was included in the consolidated tax return of AT&T and is party to a Tax Liability Allocation and Indemnification Agreement with its parent, Liberty, dated September 9, 1999 (the "Tax Sharing Agreement"). The income tax provision for the Company is calculated based on a hypothetical tax calculation determined as if the Company filed a separate tax return.

Under the Tax Sharing Agreement, the Company records a current intercompany tax benefit from Liberty in periods when it generates taxable losses and such losses are utilized by Liberty to reduce its income tax liability. In periods when the Company generates taxable income, the Company records current intercompany tax expense. To the extent that the cumulative intercompany tax expense is greater than the cumulative benefit, the Company settles such excess liability in cash to Liberty.

During the three months ended March 31, 2001, Liberty utilized tax benefits of $1.0 million related to net operating losses incurred by the Company in previous periods.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Further, the Company has agreed to pay Liberty for any income tax benefits realized with respect to the Deferred Compensation and Stock Appreciation Rights Plan. At March 31, 2001 and December 31, 2000, the Company had recorded $36.7 million and $85.1 million, respectively, of deferred tax benefits related to this plan as a separate component of stockholders' equity. Such amounts have been treated in a manner similar to a stockholder distribution to Liberty.

(9)      Deferred Compensation and Stock Option Plan

Certain officers and key employees of the Company are parties to stock-based compensation arrangements, as described below:

Participants under the Company's 1997 Stock Incentive Plan hold options with tandem stock appreciation rights ("1997 Options"), which base compensation on the performance of the Company's stock.

A key employee is the sole participant in the Deferred Compensation and Stock Appreciation Rights Plan ("1999 SARs"), approved on September 9, 1999, which bases compensation on the market value of the Company's stock using a combination of deferred compensation and stock appreciation rights. On February 13, 2001, the company entered into an amended and restated deferred compensation and stock appreciation rights agreement which amended the vesting period from five to four years and amended the payment obligation relating to the sole participant's exercise with respect to 3,046,188 of the 1999 SARs in January 2000. The payment obligation was satisfied by a cash payment of $50 million, which was funded by Liberty, and the issuance of 5,779,982 shares of Liberty Common Stock with a fair value of $94 million on the date of issuance. The Company had accrued $133.7 million for the liability during the year ended December 31, 2000. The excess of the fair value of the consideration paid by Liberty over the accrued amount was $10.3 million and was recorded as compensation expense during the three months ended March 31, 2001. The payment of this liability by Liberty was recorded as a capital contribution during the three months ended March 31, 2001 of $91.1 million, which is the total consideration of $144 million paid to settle the liability, less the deferred tax asset utilized by the parent of $52.9 million, which is related to the $133.7 million accrual as of December 31, 2000.

The Company recorded stock compensation expense of $22.0 million for the three months ended March 31, 2001 compared to a stock compensation credit of $132.0 million for the three months ended March 31, 2000. The stock compensation expense for the three months ended March 31, 2001 resulted from the increase in the stock price underlying the 1997 Options and 1999 SARs since December 31, 2000, as well as from the accelerated vesting under the amended and restated deferred compensation and stock appreciation rights plan discussed above. In addition, the Company recorded an additional expense of $10.3 million which represents the excess of the value of shares of AT&T Class A Liberty Media Group tracking stock over the 1999 SARs liability that was settled by Liberty. The stock compensation credit for the three months ended March 31, 2000 was due to a decline in the trading price of the Company's Series A common stock over that period. Additionally, the credit for the three months ended March 31, 2000 was also a result of the resignation of one of the Company's executives on February 15, 2000, resulting in the cancellation of the unvested 1999 SARs. The accrued expenses for earned 1997 Options that remain outstanding and unexercised at March 31, 2001 and 2000 were based on closing prices of $6.25 and $38.50 per share, respectively. Such accruals for earned 1997 Options were based on stock prices of $5.06 and $74.25 per share at December 31, 2000 and 1999, respectively. The accrued expenses for earned 1999 SARs that remain outstanding and unexercised at March 31, 2001 and 2000 were based on average market prices in accordance with the 1999 SARs terms of $5.91 and $45.19 per share at March 31, 2001 and 2000, respectively. Such accruals for earned 1999 SARs were based on average prices of $5.2578 and $62.30 per share at December 31, 2000 and 1999, respectively. The increase in the accrual for the three months ended March 31, 2001 from December 31, 2000 was reflected as an expense. The decrease in the accrual for the three months ended March 31, 2000 from December 31, 1999 was reflected as an expense reversal. Partially offsetting the reversal was additional stock compensation expenses for 1997 Options and 1999 SARs earned after December 31, 1999.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(10)     Commitments and Contingencies

On August 25, 1999, Ground Zero Entertainment Corporation ("Ground Zero") commenced an action against the Company in the Supreme Court of the State of New York for breach of contract, tortious interference with contract, tortious interference with prospective business relations, fraudulent concealment, and fraudulent misrepresentation, and to rescind a February 1999 transaction between Ground Zero and the Company pursuant to which the Company transferred certain assets of Paradigm Associated Labels ("PAL") to Ground Zero. The court has dismissed all claims except for the fraudulent misrepresentation claim. Ground Zero has agreed to withdraw all demands for rescission. The Company's motion for clarification and reargument regarding the fraudulent misrepresentation allegations is pending. The Company believes that the outcome of this matter will not have a material adverse effect on the financial statements.

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

(11)     Information about the Company's Segments

The Company has two reportable business segments: "Music", which represents the operations of DMX, a subsidiary of the Company engaged in programming, distributing and marketing a digital and analog music service delivered to homes and businesses via cable or satellite; and "Interactive Media", a segment engaged in the development of interactive television and investments in businesses that take advantage of the opportunities of interactive programming content and interactive television.

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

                                                                             Three months ended March 31,
                                                              ------------------------------------------------------------
                                                                         2001                              2000
                                                              --------------------------        --------------------------
                                                                             Interactive                       Interactive
                                                                Music           Media             Music           Media
                                                              --------       -----------        --------       -----------
         Revenue                                              $ 27,732               --           21,330               --

         Income (loss) excluding stock-based
              compensation and before income taxes            $ (6,056)         (14,035)         (12,563)         (10,899)

         Income (loss) before income taxes                    $ (6,725)         (35,403)           9,853           98,656

         Capital expended for property and
              equipment and investments                       $  3,434          125,315            2,653           60,956


                                                             March 31,         December 31,
                                                               2001                2000
                                                            -----------        ------------
                           Segment Assets

                           Music                            $   251,110            249,839
                           Interactive Media                    889,700            679,222
                                                            -----------        -----------

                                                            $ 1,140,810            929,061
                                                            ===========        ===========


(12)     Proposed Merger

On September 25, 2000, the Company announced an agreement to merge DMX with AEI Network Inc. (AEI) to create a leader (based on the number of subscribers served) in the delivery of professionally programmed commercial-free music to homes and businesses around the world via the Internet, satellite and broadband networks. This merger is subject to, among other matters, the completion of financing with major banks and is expected to close during the second quarter of 2001. Upon completion of the merger, the Company will own approximately 56% of the new company.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information concerning our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and notes. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion focuses on material trends, risks and uncertainties affecting our results of operations and financial condition.

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not purely historical. When used in this report, the words "anticipate," "believe," "estimate," "intend," "hope," "see," "will" and "expert" and similar expressions are intended to identify such forward-looking statements. Statements relating to our plans and objectives are also forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations regarding those statements or any change in events, conditions or circumstances on which any such statement is based.

Risks, uncertainties and other factors that may affect our business include, among others, those identified in our Annual Report on Form 10-K, as amended, and the following:

o The fact that our interactive television business is in a preliminary stage of development,

o The dependence of our interactive television business on obtaining carriage over AT&T Corp.'s cable systems and the uncertainty of the terms and conditions of agreements to be entered into in connection with the AT&T access agreement,

o Availability of financing necessary to sustain our operations and execute our business strategy,

o Deployment of advanced communications systems and set-top boxes and physical plant upgrades necessary to support interactive television services,

o Market acceptance of interactive television products and services,

o Technology changes,

o General economic and business conditions and industry trends, and

o Changes in laws and government regulations, and changes in the competitive environment.

SUMMARY OF OPERATIONS

Our operations consist of the Music segment and the Interactive Media segment.

REVENUE

Our Music segment's revenues consist primarily of subscriber revenues derived from the distribution of our music services to homes and businesses. In addition, our Music segment derives revenues from the rental of tuner boxes, sales and installations of sound system products and in-store audio marketing systems and custom messaging systems. Our Interactive Media segment, which is in the development stage, did not have any revenue during the three months ended March 31, 2001 and 2000.

SUBSCRIBER REVENUE - UNAFFILIATED

Our subscriber revenue from unaffiliated parties increased $1.4 million, or 19.2%, from $7.4 million for the three months ended March 31, 2000 to $8.9 million for the three months ended March 31, 2001. The increase resulted primarily from the continued growth in our commercial subscriber base.

SUBSCRIBER REVENUE - RELATED PARTY

A significant amount of our Music segment revenues are derived from related party transactions in accordance with certain agreements as follows:

We are party to an amended contribution agreement with AT&T Broadband pursuant to which we receive monthly payments based on revenues received by AT&T Broadband affiliates from sales of analog DMX services net of operating expenses representing an amount equal to 10% of the revenue from such sales to residential subscribers and net of license fees otherwise payable to us pursuant to the affiliation agreement for digital DMX services

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

described below. These payments, which are adjusted annually for inflation, have increased from $18 million annually to approximately $20 million annually and are payable through 2017. The operating expenses as mentioned above are reflected as part of operating expenses in the consolidated statement of operations and comprehensive earnings.

Pursuant to an affiliation agreement between Satellite Services, Inc. or SSI a wholly-owned subsidiary of AT&T Broadband, effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute DMX services to commercial and residential customers of systems managed by AT&T Broadband or with which AT&T Broadband has a specific relationship for a 10-year period in exchange for licensing fees paid by SSI to us. Prior to July 2000, revenue from the SSI affiliation agreement was $8.5 million annually. After July 2000, revenue is based on the number of DMX subscribers. In addition, we also receive subscriber revenue from AT&T Broadband affiliates for the distribution of DMX services through AT&T Broadband's digital business.

The following table summarizes our related party transactions as described above for the periods reflected in our accompanying consolidated statements of operations and comprehensive earnings (amounts in thousands):

                                                                      March 31,
                                                              -------------------------
                                                                2001             2000
                                                              --------         --------
         Revenue from AT&T Broadband annual payments          $  5,216            4,836
         Revenue from SSI                                     $  2,786            2,125
         Revenue from AT&T Broadband                          $    738              745
         Operating charges paid to AT&T Broadband             $   (281)            (336)


EQUIPMENT SALES, INSTALLATION AND OTHER

Our revenue from equipment sales, installation and other increased $3.9 million, or 63.7%, from $6.2 million for the three months ended March 31, 2000 to $10.1 million for the three months ended March 31, 2001. Equipment sales and installation revenue increased by $3.3 million attributed to the continued growth in the commercial business resulting primarily from acquisitions. Included in this category is revenue from advertising of $600,000 contributed by a company acquired in July 2000.

OPERATING COSTS AND EXPENSES

COST OF EQUIPMENT SALES AND INSTALLATION

Our cost of equipment sold and installation costs increased $1.6 million, or 45.6%, from $3.6 million for the three months ended March 31, 2000 to $5.2 million for the three months ended March 31, 2001. This percentage increase was consistent with the increase in equipment sales and installation revenue which was attributed to the continued growth in the commercial business resulting primarily from acquisitions.

OPERATING EXPENSES

Our operating expenses from the Music segment decreased $244,000, or 6.5%, from $3.8 million for the three months ended March 31, 2000 to $3.5 million for the three months ended March 31, 2001. The decrease was attributable to royalty credits due to overpayments in prior years and a decrease in operating expenses related to the AT&T Broadband payments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses increased $700,000, or 5.1%, from $13.9 million for the three months ended March 31, 2000 to $14.6 million for the three months ended March 31, 2001.

Of the increase, our Music segment expenses increased $3.8 million, or 41.0%, from $9.1 million for the three months ended March 31, 2000 to $12.8 million for the three months ended March 31, 2001. This increase consists

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

primarily of higher commissions attributed to our increased subscriber fee revenue and higher personnel, occupancy and promotional expense associated with our Music segment's expansion of the commercial business through acquisitions during 2000. Our number of employees increased from 426 employees at March 31, 2000 to 603 employees at March 31, 2001.

Of the increase, our Interactive Media segment decreased $3.1 million, or 62.6%, from $4.8 million for the three months ended March 31, 2000 to $1.8 million for the three months ended March 31, 2001. The decrease primarily represents $3.2 million of payroll taxes associated with the executive stock appreciation rights and options exercised by our employees during the three months ended March 31, 2000.

STOCK COMPENSATION

Stock compensation expense accruals relating to our 1997 Stock Incentive Plan, or 1997 Options, and deferred compensation and stock appreciation rights plan, or 1999 SARs, are based on the trading price of our Series A common stock at the end of each three-month period. An increase in the trading price of our Series A common stock over the previous three-month period will result in an increase in stock compensation expense accruals, thereby decreasing our income (or increasing our loss) to the extent of the accrual. Conversely, a decrease in the price of our Series A common stock over the previous three-month period will result in the reversal of a portion of the expense accrued for the previous three-month period, thereby increasing our income (or reducing our loss) to the extent of the reversal.

We recorded stock compensation expense of $22.0 million for the three months ended March 31, 2001 compared to our recorded stock compensation credit of $132.0 million for the three months ended March 31, 2000. The stock compensation expense for the three months ended March 31, 2001 resulted from the increase in the stock price underlying the 1997 Options and 1999 SARs since December 31, 2000. In addition, we recorded an additional expense of $10.3 million which represents the excess of the $50 million in cash paid and the value of shares of AT&T Class A Liberty Media Group tracking stock issued over the related 1999 SARs liability. The stock compensation credit for the three months ended March 31, 2000 was due to a decline in the trading price of the Series A common stock over that period. Additionally, the credit for the three months ended March 31, 2000 was also a result of the resignation of one of our executives on February 15, 2000, which resulted in the cancellation of the executive's unvested SARs.

INTEREST EXPENSE

Our unaffiliated interest expense and financing cost recorded for the three months ended March 31, 2001 and 2000 were $1.6 million and $2.2 million, respectively. Interest expense for the three months ended March 31, 2001 represents charges from a note of $100 million issued in connection with our acquisition of Game Show Network, LLC and charges from our borrowings of $93.5 million under our revolving loan agreements (both debt transactions occurring on February 22, 2001) and various notes payable relating to businesses acquired. Interest expense for the three months ended March 31, 2000 represents charges principally from our borrowings of $100 million under our revolving loan agreement, under which $97 million was outstanding for the entire three month period ended March 31, 2000, and various notes payable relating to businesses acquired.

Our related party interest expense increased $3.1 million from $1.1 million for the three months ended March 31, 2000 to $4.2 million for the three months ended March 31, 2001. The balances of these related party debts were $213.1 million and $87.9 million at March 31, 2001 and 2000, respectively, including accrued interest.

DIVIDEND INCOME/NET GAIN FROM SALE OF INVESTMENTS

Our investment income increased $2.7 million from $600,000 for the three months ended March 31, 2000 to $3.3 million for the three months ended March 31, 2001 attributed to a net gain of $1.7 million resulting from the sale of an equity investment and available for sale investments. In addition dividend income received in the form of marketable securities increased by $1.0 million.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

SHARE OF LOSSES OF AFFILIATES

Our share of losses increased $3.6 million from $7.2 million for the three months ended March 31, 2000 to $10.8 million for the three months ended March 31, 2001, due to a writedown of an equity investment in the amount of $8.0 million during the three months ended March 31, 2001.

IMPAIRMENT OF INVESTMENTS

During the three months ended March 31, 2001, we recorded an impairment charge of $2.0 million to reduce the value of a cost investment to its estimated fair value.

UNREALIZED GAIN ON FINANCIAL INSTRUMENTS AND OTHER

During the three months ended March 31, 2001, we recorded a gain on the value of a put/call option of $900,000, which is a transaction between us and a subsidiary of Liberty, and gain of $3.8 million resulting from the change in the time value of a derivative financial instrument.

LIQUIDITY AND CAPITAL RESOURCES

Our financing activities generated funds of $157.8 million during the three months ended March 31, 2001. These funds were used for operating activities totaling $46.3 million and investing activities of $124.2 million, net of $4.5 million resulting from the proceeds from sale of certain investments. Our investing activities consisted primarily of the purchase of equity investments of $126.6 million and purchases of property and equipment of $1.8 million. The net change in cash for the three months ended March 31, 2001 was a decrease amounting to $12.8 million. The net change in cash for the three months ended March 31, 2000 was a decrease of $538,000.

We are a borrower under a revolving loan agreement dated December 30, 1997, as amended, which provides for borrowings of up to $97.0 million. Our borrowings under this agreement bear interest at a rate equal to the London Interbank Offering Rate, or LIBOR, plus 2.50%.

On February 23, 2001, we acquired a 50% equity interest in Game Show Network, LLC, or GSN, for a total cost of $238.4 million. This investment was funded by borrowing $94 million under our revolving loan facility, a note payable of $100 million issued to Sony Pictures Entertainment, Inc., or SPE, due on February 22, 2002 and bearing a prepaid interest rate of 5.82%, a related party promissory note of $12.5 million from Liberty due on August 22, 2001, bearing interest at 10%, cash of $18.6 million, and 1,491,598 of our Series A common shares valued at $12.5 million at the date of the transaction. We paid the prepaid interest to SPE through the issuance of 692,835 of our Series A common shares. At March 31, 2001, our aggregate debt balance from unrelated parties increased to $197.5 million from our debt balance of $4.2 million at December 31, 2000.

On September 29, 2000, we signed two promissory notes totaling $188.5 million in favor of Liberty. These notes bear interest at 9% compounded annually. The first note of $123.9 million due September 28, 2010 is secured by our 99% preferred interest in Priceline LLC, which owns 3,125,000 shares of priceline.com, Incorporated. The second note of $64.6 million due September 28, 2008 is secured by our 99% preferred interest in iBeam LLC, which owns 3,623,684 shares of iBeam Broadcasting Corporation. Priceline LLC and iBeam LLC are consolidated in our financial statements for the periods presented. The obligors on the notes are our subsidiaries which hold the respective 99% preferred interests in the two entities. The accrued interest and principal on the notes are payable upon the sale of these preferred interests or on the due date of the notes, whichever is earlier. At March 31, 2001 and December 31, 2000, the accrued interest on these notes was $8.5 million and $4.4 million, respectively.

In February 2001, we entered into an amended and restated deferred compensation and stock appreciation rights agreement, or Amended SARs, with our Chief Executive Officer, which amended his vesting period from five years to four years and our payment obligations relating to his exercise in January 2000 under the 1999 SARs. The payment obligation of $133.7 million, which was reflected as part of accrued stock compensation in our balance sheet at

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

December 31, 2000, was satisfied by a cash payment by Liberty of $50 million and by the issuance of 5,779,982 shares of AT&T's Liberty Media Group common stock. We recorded the payment of this liability by Liberty as a capital contribution and recorded an additional stock compensation expense of $10.3 million, which represents the excess of the value of the Liberty cash and shares over the 1999 SARs liability that was settled by Liberty.

At March 31, 2001, we had available for sale securities consisting of common stock and common stock equivalent investments, carried at fair value based on quoted market prices of $177.9 million. Included in this amount are unrealized holding gains of $21.2 million before deferred income taxes of $8.3 million. The net unrealized holding gain of $12.8 million is reflected in the stockholders equity section of our balance sheet as "accumulated other comprehensive earnings, net of taxes."

Our sources of funds include our available cash balances, cash provided by the AT&T Broadband annual payments and proceeds from our asset sales and financing activities. We will continue to evaluate investment and acquisition opportunities and expect to make investments in interactive channel development initiatives including additional capital contributions to GSN per our agreement with SPE, acquire additional equity interests in interactive media technology and e-commerce and content businesses, and make business acquisitions related to the Music segment. Should additional capital be needed to fund payment of our debt, future investments and/or acquisition activity, we may seek to raise additional capital through public or private offerings of our stock or through debt refinancing. We cannot be sure, however that we will be able to raise additional capital on terms that are favorable to us to pay our debts and fund investments and acquisition opportunities.

For information concerning our other commitments and contingencies, see note 10 to the accompanying consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to changes in interest rates as a result of our borrowing activities, which primarily include floating rate borrowings on our credit facility used to maintain liquidity and fund our business operations. Had market interest rates been 1% higher throughout the three months ending March 31, 2001, we would have recorded approximately $100,000 of additional interest expense for the period.

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in the stock markets, in general, and changes in the stock price of our significant holdings, specifically. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors.

In order to illustrate the effect of changes in stock prices on our investments accounted for as available for sale securities, we provide the following sensitivity analysis. Had the stock prices of these investments been 20% lower at March 31, 2001, the value of such securities would have been lower by approximately $15 million.

In July 2000, we entered into a five-year equity collar with a financial services institution with respect to 3.125 million shares of priceline.com common stock. Pursuant to the equity collar, we purchased a put option that gives us the right to require the counter party to buy 3.125 million priceline.com shares from us in July 2005 for $37.2114 per share. We simultaneously sold a call option giving the counter party the right to buy the same shares from us in July 2005 for $91.5010 per share. Since the purchase price of the put option was equal to the proceeds from the sale of the call option, the collar transaction was at no cost to us. The market value of the collar at March 31, 2001 was an asset of $84.9 million.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.

         (c).     Recent Sales of Unregistered Securities

                  During the three month period ended March 31, 2001, we sold unregistered securities as follows:

                  On February 23, 2001, we issued 2,184,433 shares of our Series A common stock, paid $125 million cash and issued a $100 million note payable pursuant to a purchase agreement by and between the Company and Sony Pictures Entertainment, Inc. pursuant to which we acquired a 50% ownership position in Game Show Network, LLC. Shares issued of 1,491,598 and 692,835 represent the stock component of the purchase price and the prepaid interest component on the note payable, respectively. All shares issued to Sony Pictures Entertainment, Inc. were issued subject to investment covenants and restrictions on transfer and no underwriter was retained in connection with that offer and sale. The transactions were considered not to involve any public offering and therefore to be exempt from registration under Section 4(2) of the Securities Act.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Item 6.           Exhibits and Reports on Form 8-K.

Exhibits

(a) Two reports on Form 8-K were filed during the quarter ended March 31, 2001.

         Date of Report       Items reported       Financial Statements Filed
         --------------       --------------       --------------------------
         March 9, 2001        Items 5 and 7        None

         March 16, 2001       Items 7 and 9        None

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LIBERTY DIGITAL, INC.




               Date:  May 15, 2001            By:  /s/ Lee Masters
                                                 -----------------------------
                                                       Lee Masters
                                                 President and
                                                 Chief Executive Officer


               Date:  May 15, 2001            By:  /s/ Mark Rozells
                                                 -----------------------------
                                                       Mark Rozells
                                                  Executive Vice President and
                                                  Chief Financial Officer