Form 10-Q
period 2001-06-30
LIBERTY DIGITAL INC
filed 2001-08-14
CIK 1040449

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________________ to ___________________

                           Commission File No. 0-22815

                              LIBERTY DIGITAL, INC.
        ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          State of Delaware                              84-1380293
-------------------------------------      ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or organization)


         1100 Glendon Avenue
           Los Angeles, CA                                         90024
-------------------------------------------------               -----------
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
Yes    X    No
     ------    -----

     The number of shares outstanding of the Registrant's Series A Common Stock and Series B Common Stock as of July 31, 2001 were 33,241,849 and 171,950,167, respectively.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)


                                                                       June 30,     December 31,
                                                                         2001          2000
                                                                     -----------     -----------
Assets

Current assets:

   Cash and cash equivalents                                         $    9,144       17,387

   Trade receivables:
     Unaffiliated                                                        38,194       14,584
     Related party                                                        2,620        3,612
     Allowance for doubtful accounts                                     (3,009)      (1,630)
                                                                     -----------     --------
                                                                         37,805       16,566

   Prepaid expenses and other current assets                              9,131        5,072
   Equipment inventory                                                   17,963        6,870
                                                                     ----------      -------

         Total current assets                                            74,043       45,895

Investments in affiliates, accounted for under the equity method:
   Investment in Game Show Network, LLC                                 234,035           --
   Other equity-method investments                                        5,975       15,395

Investments in available for sale securities                            204,857      177,202

Other investments                                                        72,993      159,058

Property and equipment, at cost:
   Furniture and equipment                                               39,125       24,282
   Leasehold improvements                                                 4,967        2,151
   Studio and other support equipment                                    12,018        7,359
                                                                     ----------      -------
                                                                         56,110       33,792
Less:  accumulated depreciation                                         (15,567)     (10,883)
                                                                     -----------     --------
                                                                         40,543       22,909

Intangible assets, net                                                  522,534      474,602

Other assets                                                             43,783       34,000
                                                                     ----------      -------

         Total assets                                                $1,198,763      929,061
                                                                     ==========      =======


                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                             (amounts in thousands)


                                                                                       June 30,      December 31,
                                                                                          2001          2000
                                                                                          ----          ----
Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                                      $  100,000             --
   Current portion of debt                                                                23,970          1,693
   Accounts payable - related party                                                          785          1,762
   Accounts payable and accrued liabilities                                               55,479         18,721
   Accrued stock compensation, current                                                    28,907        156,898
                                                                                      ----------       --------

          Total current liabilities                                                      209,141        179,074

Notes payable and accrued interest- related party                                        201,197        192,875
Debt                                                                                     155,759          2,428
Accrued stock compensation, long term                                                      7,926          8,615
Deferred income tax liability                                                             42,074         57,402
Minority interest                                                                          1,328             --
Other liabilities                                                                         16,443         16,469
                                                                                      ----------       --------

         Total liabilities                                                               633,868        456,863
                                                                                      ----------       --------

Redeemable preferred stock, $.01 par value, Authorized 5,000,000 shares

   Series C redeemable convertible preferred stock, 150,000 shares issued and outstanding in 2001 and 2000; liquidation
     preference and redemption value of $150,000 in 2001 and 2000                        150,000        150,000

   Series D redeemable preferred stock, non-convertible, 14,653 shares and
     10,224 shares issued and outstanding in 2001 and 2000, respectively;
     liquidation preference and redemption
     value of $14,653 and $10,224 in 2001 and 2000, respectively                          14,653         10,224

Stockholders' equity:

Common stock, $.01 par value:
   Series A;
     Authorized 1,000,000,000 shares; issued and outstanding
       33,241,449 shares in 2001 and 31,004,944 shares in 2000.                              332            310
   Series B;
     Authorized 755,000,000 shares; issued and outstanding
       171,950,167 shares in 2001 and 2000.                                                1,720          1,720
Paid-in capital                                                                          875,685        793,462
Accumulated deficit                                                                     (489,854)      (409,754)
Deferred tax asset to be utilized by parent                                              (33,340)       (85,105)
Accumulated other comprehensive earnings, net of taxes                                    45,699         11,341
                                                                                      ----------       --------
         Total stockholders' equity                                                      400,242        311,974
                                                                                      ----------       --------
Commitments and contingencies

         Total liabilities and stockholders' equity                                   $1,198,763        929,061
                                                                                       =========       ========

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

                  (amounts in thousands, except per share data)


                                                                Three months ended            Six months ended
                                                                    June 30,                        June 30,
                                                           -----------------------          ---------------------
                                                              2001           2000             2001           2000
                                                           --------         -------         -------        --------
Revenue:
   Unaffiliated subscribers                                $ 12,621           7,811          21,498          15,258
   Related party subscriber                                   8,984           7,621          17,725          15,327
   Equipment, installation and other                         13,778           7,615          23,892          13,792
                                                           --------         -------         -------        --------

                                                             35,383          23,047          63,115          44,377
Operating expenses:
   Cost of equipment and installation                         7,461           4,842          12,691           8,432
   Operating                                                  3,764           3,700           7,293           7,473
   Selling, general and administrative                       18,963          11,672          33,558          25,561
   Stock compensation expense (credit)                       (6,644)        (13,769)         15,393        (145,740)
   Depreciation and amortization                             17,503          14,390          31,214          27,970
                                                           --------         -------         -------        --------
                                                             41,047          20,835         100,149         (76,304)
                                                           --------         -------         -------        --------
 Operating income (loss)                                     (5,664)          2,212         (37,034)        120,681

Other expense:
   Interest expense, net:
     Unaffiliated                                            (3,988)         (1,614)         (5,624)         (3,859)
     Related party                                           (4,450)         (2,099)         (8,699)         (3,225)
                                                           --------         -------         -------        --------
                                                             (8,438)         (3,713)        (14,323)         (7,084)

   Gain (loss) from investments/financial
     instruments, net                                         9,403          (4,948)         14,506         (11,551)
   Impairment of investments                                (73,461)         (2,204)        (83,450)         (2,204)
   Minority interest in net losses of subsidiaries            5,930              --           5,930              --
   Other                                                     (1,835)              2          (1,822)             16
                                                           --------         -------         -------        --------

 Income (loss) before income taxes                          (74,065)         (8,651)       (116,193)         99,858

   Income tax benefit (expense)                              27,444          (1,025)         36,873         (45,743)
                                                           --------         -------         -------        --------
Income (loss) before extraordinary item                     (46,621)         (9,676)        (79,320)         54,115

   Extraordinary item - debt prepayment penalty, net
     of tax                                                    (780)             --            (780)             --
                                                           --------         -------         -------        --------
 Net income (loss)                                          (47,401)         (9,676)        (80,100)         54,115
                                                           --------         -------         -------        --------

Other comprehensive earnings (loss), net of taxes:

   Foreign currency translation                                 (74)             --             (74)             --

   Unrealized holding gains (losses) arising during
     the period, net of tax                                  32,842        (346,773)         32,993        (303,444)

  Reclassification adjustments for marketable
     securities sold during the period, net of tax               --              --           1,439              --
                                                           --------         -------         -------        --------
Other comprehensive earnings                                 32,768        (346,773)         34,358        (303,444)
                                                           --------         -------         -------        --------
Comprehensive earnings (loss)                              $(14,633)        356,449         (45,742)       (249,329)
                                                           ========         =======         =======        ========


                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS),
                                   CONTINUED

                  (amounts in thousands, except per share data)

                                                             Three months ended        Six months ended
                                                                   June 30,                 June 30,
                                                            ---------------------    --------------------
                                                              2001         2000         2001        2000
                                                            --------      -------     -------     -------
 Basic income (loss) per share:
    Income (loss) per share before extraordinary item       $  (0.23)       (0.05)      (0.44)       0.42
    Extraordinary item                                            --           --          --          --
                                                            --------      -------     -------     -------
 Basic income (loss) per share attributable to common
    stockholders                                            $  (0.23)       (0.05)      (0.44)       0.42

    Weighted average common shares and equivalent
      shares                                                 205,162      201,714     204,514     200,264


 Diluted income (loss) per share:

    Income (loss) per share before extraordinary item       $  (0.23)       (0.05)      (0.44)       0.38

    Extraordinary item                                            --           --          --          --
                                                            --------      -------     -------     -------
 Diluted income (loss) per share attributable to
    common stockholders                                     $  (0.23)       (0.05)      (0.44)       0.38

    Weighted average common shares and equivalent
      shares                                                 205,162      201,714     204,514     234,300


See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (amounts in thousands)

                                                                                       Deferred
                                                                                          tax          Accumulated
                                                                                         asset            other
                                    Common stock                                         to be        comprehensive
                                ----------------------     Paid in      Accumulated    utilized by      earnings,
                                Series A      Series B     capital        deficit        parent        net of taxes       Total
                                --------      --------     -------      ------------   ------------   -------------     ---------
Balance at
January 1, 2001                    $310        1,720       793,462       (409,754)      (85,105)          11,341        $ 311,974

Accretion of redeemable
   convertible
   preferred stock                   --           --        (4,429)            --            --               --           (4,429)

 Shares issued in
   connection with
   acquisition of Game
   Show Network                      22           --        18,273             --            --               --           18,295

Shares issued for
   exercise of
   stock appreciation
   rights/options                    --           --           301             --            --               --              301

Settlement of
   executive stock
   appreciation rights
   by parent,
   net of tax                        --           --        91,107             --            --               --           91,107

Deferred tax on
   executive stock
   appreciation rights               --           --            --             --        51,765               --           51,765

Deferred tax benefit
   transferred
   to parent                         --           --        (1,039)            --            --               --           (1,039)

Deferred tax on
  investment
  transferred to parent              --           --        (1,747)            --            --               --           (1,747)

Unrealized loss
  from sale of
  subsidiary                         --           --       (20,243)            --            --               --          (20,243)

Unrealized gain on
  available for
  sale securities                    --           --            --             --            --           34,432           34,432

Foreign currency
  translation
  adjustment                         --           --            --             --            --              (74)             (74)

Net loss                             --           --            --        (80,100)           --               --          (80,100)
                                   ----        -----       -------       --------       -------           ------        ---------

Balance at June 30, 2001           $332        1,720       875,685       (489,854)      (33,340)          45,699        $ 400,242
                                   ====        =====       =======       ========       =======           ======        =========


See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)



                                                                            Six months ended
                                                                                June 30,
                                                                      ----------------------------
                                                                         2001               2000
                                                                      ----------         ---------
Cash flows from operating activities:
Net income (loss)                                                     $ (80,100)           54,115


Adjustments to reconcile net income (loss) to
  net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                      31,214            27,970
      Impairment of investments                                          83,450             2,204
      (Gain)/loss from investments/financial
        instruments, net                                                (14,506)           11,551
      Stock compensation expense (credit)                                15,393          (145,740)
      Provision for doubtful accounts                                     1,378             1,347
      Interest expense on related party debt                              8,699             3,209
      Other expenses                                                      1,700                --
      Minority interest in net loss of subsidiary                        (5,930)               --
      Deferred income tax expense (benefit)                             (36,873)           45,743
      Debt prepayment penalty, net of tax                                   780                --


Changes in operating assets and liabilities, net
   of effect of acquisitions
      Accounts receivable                                                (1,851)           (1,682)
      Prepaid and other current assets                                   (2,624)             (589)
      Accounts payable, accrued expenses and other                      (46,982)            2,518
                                                                      ---------          --------
Net cash provided by (used in) operating activities                     (46,252)              646
                                                                      ---------          --------
Cash flows from investing activities:
      Investments in and advances to affiliates
        and others, net of distributions                               (126,731)          (73,203)
      Proceeds from sale of available for sale securities and
          other investments                                              60,327                --
      Capital expended for property and equipment                        (5,019)           (5,512)
      Other investing activities                                         (4,042)             (105)
      Cash paid for acquisitions                                        (48,046)           (3,724)
                                                                      ---------          --------
Net cash used in investing activities                                  (123,511)          (82,544)
                                                                      ---------          --------
Cash flows from financing activities:
    Proceeds from sale of Series A common shares                             --            25,000
    Proceeds from exercise of stock options                                 210               929
    Capital contribution from parent                                     50,000                --
    Borrowings from parent                                               15,057            85,903
    Repayment on related party debt                                     (16,410)          (25,143)
    Borrowings of bank debt                                             197,600                --
    Repayment of debt                                                   (84,937)           (2,893)
                                                                      ---------          --------
Net cash provided by financing activities                               161,520            83,796
                                                                      ---------          --------
Net increase (decrease) in cash and cash equivalents                     (8,243)            1,898

Cash and cash equivalents, beginning of period                           17,387             2,176
                                                                      ---------          --------
Cash and cash equivalents, end of period                              $   9,144             4,074
                                                                      =========          ========

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  June 30, 2001

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

(2)      Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interest method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combination, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with provisions of Statement 142 within the first interim period. Any impairment loss will be

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine that fair value of each reporting unit and compare it to the reporting unit's carry amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of June 30, 2001, the Company has not determined the allocation of intangible assets between goodwill and identifiable intangible assets, but intends to do so by December 31, 2001. Amortization expense related to goodwill was $46.5 million, $11.6 million and $23.9 million for the year ended December 31, 2000 and the three and six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statement at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principles.

(3)      Earnings (Loss) Per Common and Potential Common Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. Such potential common shares that were excluded from diluted EPS were approximately 3.1 million as of June 30, 2001.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The following table sets forth the computation of basic and diluted net income
(loss) attributable to common shareholders and weighted average outstanding common shares used in the computation of basic and diluted earnings (loss) per share in the accompanying consolidated statements of operations and comprehensive earnings (loss)(amounts in thousands):

                                                                Three months ended              Six months ended
                                                                      June 30,                      June 30,
                                                              ------------------------      -----------------------
                                                                 2001           2000           2001          2000
                                                              ---------       --------       --------      --------
Net income (loss)                                             $(47,401)        (9,676)       (80,100)       54,115

(Increase) decrease in deferred tax assets to be
     utilized by parent                                          2,760          1,819         (4,518)       34,469
Dividends on redeemable preferred stock                         (2,247)        (1,759)        (4,429)       (4,377)
                                                              ---------       --------       --------      --------
Net income (loss) attributable to common shareholders          (46,888)        (9,616)       (89,047)       84,207
Dividends on redeemable preferred stock                             --             --             --         4,377
                                                              --------        -------        -------       -------
Net income (loss) attributable to common shareholders -
     basic                                                    $(46,888)        (9,616)       (89,047)       88,584
                                                              =========       ========       ========      =======

Weighted average shares outstanding - basic                    205,162        201,714        204,514       200,264
Redeemable preferred stock                                          --             --             --        25,751
Stock appreciation rights                                           --             --             --         8,285
                                                              --------        -------        -------       -------
Weighted average shares outstanding - diluted                  205,162        201,714        204,514       234,300
                                                              ========        =======        =======       =======

(4)      Investments and Acquisitions

On February 23, 2001, the Company acquired a 50% ownership position in Game Show Network, LLC ("GSN") from Sony Pictures Entertainment, Inc. ("SPE"). The purchase price consisted of $125 million in cash, a $100 million note payable to SPE, due on February 22, 2002, and 1,491,598 shares of the Company's Series A common stock with a fair value of $12.5 million. The Company issued an additional 692,835 shares of Series A common stock to GSN with a fair value of $5.8 million representing prepaid interest at 5.82% on the note payable. Such prepaid interest is being amortized into interest expense over the term of the note. Liberty is a co-obligor on the $100 million note, for which it received shares of stock of Internet Pictures Corporation owned by the Company and a contingent call right with respect to a portion of the Company's ownership interest in GSN if the Company fails to pay the note when due. At the date of acquisition, the aggregate carrying amount of the Company's investment in GSN exceeded the Company's proportionate share of GSN's net assets by $208 million. Such excess is being amortized over 20 years. This investment is being accounted for under the equity method.

In May 2001, the Company completed a transaction in which its 100% owned subsidiary DMX was merged with AEI Network, Inc. ("AEI"). The Company owns a 56% interest in the resulting company, Maxide Acquisition, Inc. ("DMX/AEI Music"). The transaction, which was accounted for as a purchase in accordance with EITF 90-13, was recorded by the Company as a sale of 44% of DMX in exchange for 56% of AEI. Accordingly, the assets and liabilities of AEI were recorded at 56% fair market value (representing the portion of the assets and liabilities purchased by the Company) and 44% historical cost (representing the assets and liabilities carried over by the remaining AEI shareholders). The Company recorded approximately $66 million in goodwill related to the transaction. The Company recorded a loss on the sale of DMX of approximately $20 million, which represented the excess of the carrying amount of the 44% of DMX deemed to be sold over its fair value. The loss was recorded as a reduction to additional paid in capital for the three months ended June 30, 2001.

In conjunction with the transaction, DMX/AEI Music obtained a $125 million line of credit of which $100 million was drawn and was used to pay approximately $45 million in debt of AEI, as well as $42.3 million to AEI stock and option holders. Additionally, upon the close of the transaction, DMX/AEI Music recorded a $10 million note payable to the AEI shareholders to be paid out in increments of $2.5 million for each $1 million in cost savings by DMX/AEI
Music, as well as $10 million in notes to AEI option holders as consideration to repurchase the AEI outstanding options at the

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


time of the transaction. The note payable for the cost savings, which bears interest at LIBOR plus 2%, is payable 50% upon the achievement of the cost savings, with the remaining amount due in equal quarterly installments over five years. The notes payable to the option holders are due in 20 equal quarterly installments beginning July 1, 2001, and bear interest at 10% per annum.

Subsequent to the close of the transaction, DMX/AEI Music recorded certain writedowns and expenses that were attributable to the DMX/AEI Music transaction but were included in the 44% historical basis carried over by the remaining AEI shareholders. These included a write-down of fixed assets of $2.2 million (which has been reflected in depreciation and amortization in the consolidated statement of operations and comprehensive earning (loss) for the three and six months ended June 30, 2001), an extraordinary loss of $780,000 (net of tax) related to a debt prepayment penalty on the AEI debt, and $1.4 million of severance costs. These expenses which represented the minority interest basis in these assets and liabilities were offset against the minority interest liability resulting from the transaction.

The Company has consolidated the results of operations for AEI beginning June 1, 2001.

During the six months ended June 30, 2001, the Company recorded impairment charges of $83.5 million to reduce the value of its investments to their estimated fair values. The write-downs consisted of $31.2 million for marketable securities, $44.4 million for non-public cost investments and $8 million for equity investments. In determining the write-downs, the Company's management considered such factors as the market price over the prior six months, any specific events which indicated impairment and the liquidity of the companies as of June 30, 2001.

(5)      Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash payments for interest to unaffiliated parties for the periods below were (amounts in thousands):

                          Six months ended June 30, 2001                $2,110
                          Six months ended June 30, 2000                 3,881

Cash paid for taxes for the periods presented are not material.

Significant noncash investing and financing activities are reflected in the following table (amounts in thousands):

                                                                    Six months ended
                                                                         June 30,
                                                                ------------------------
                                                                  2001            2000
                                                                ---------      --------
   Fair value of investments acquired                           $ 239,223       172,273
   Value of businesses acquired                                    68,628        11,695
   Merger costs                                                     5,746            --
   Less:   Other liabilities assumed                                   --        (1,486)
           Debt/notes issued                                     (120,000)       (1,395)
           Minority interest liability                             (6,328)           --
           Common stock issued                                    (12,492)     (104,160)
                                                                ---------      --------
   Cash paid for acquisitions and investments                   $ 174,777        76,927
                                                                =========      ========

   Dividends on redeemable convertible preferred stock          $   4,429         4,377
                                                                =========      ========

   Payment of executive stock appreciation right
        liability by parent in the form of the parent's
        common stock                                            $  93,982            --
                                                                =========      ========

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(6)      Intangible Assets

The following is a summary of the intangible assets as of the following periods (amounts in thousands):

                                                                             June 30,      December 31,
                                                                               2001           2000
                                                                            ---------       -----------
              Access agreement                                              $ 250,000       250,000
              Goodwill from AT&T Merger                                       199,041       199,041
              Excess of acquisition costs over net assets acquired            177,806       106,004
              Other                                                             2,350         2,350
                                                                            ---------       -------
                                                                              629,197       557,395
              Accumulated amortization                                       (106,663)      (82,793)
                                                                            ----------      --------
                                                                            $ 522,534       474,602
                                                                            =========       =======

(7)      Derivative Instruments and Hedging Activities

Effective January 1, 2001, Liberty Digital adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationship or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedge risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations and comprehensive earnings (loss) when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Derivative gains and losses included in OCI are reclassified into earnings at the time the sale of the hedged item or transaction is recognized.

The adoption of SFAS No. 133 did not result in a cumulative effect in net earnings or on comprehensive earnings (loss).

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

For derivatives designed as a fair value hedge, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. The Company recognized $3.9 million and $7.7 million of income related to the change in time value of the equity collars during the three months and six months ended June 30, 2001, respectively. Such amounts are included in gain (loss) from investments/financial instruments, net in the statement of operations and comprehensive earnings (loss). No fair value hedges were derecognized or discontinued during the three months and six months ended June 30, 2001.

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

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The fair value of the Company's equity collars as of June 30, 2001 was $68.4 million, which is included in investments in available for sale securities.

(8)      Related Party Transactions

Pursuant to the AT&T Amended Contribution Agreement between AT&T Broadband and the Company effective since July 1, 1997, AT&T Broadband is required to deliver, or cause certain of its subsidiaries to deliver, to the Company the AT&T Broadband Annual Payments, net of operating expenses representing an amount equal to 10% of the revenue from sales of analog DMX services to residential subscribers, and net of license fees otherwise payable to the Company pursuant to the affiliation agreement for digital DMX services described below. These payments, which are adjusted annually for inflation, increased from $18 million annually to approximately $20 million annually in 2001 and are payable through June 2017. The operating expenses as mentioned above are reflected as part of operating expenses in the consolidated statement of operations and comprehensive earnings (loss).

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

The following table summarizes the effect of the related party transactions as described above for the periods reflected in the accompanying consolidated statements of operations and comprehensive earnings (loss) (amounts in thousands):

                                                       Three months ended              Six months ended
                                                             June 30,                       June 30,
                                                     ------------------------       ------------------------
                                                      2001              2000         2001              2000
                                                     ------             -----       ------            ------
Revenue from AT&T Broadband Annual Payments          $5,251             4,818       10,467             9,654
Revenue from SSI                                      1,980             2,125        4,766             4,250
Revenue from AT&T Broadband                           1,754               678        2,492             1,423
Operating charges paid to AT&T Broadband               (272)             (318)        (553)             (654)

Included in other liabilities is the amount of $15 million due to AT&T Broadband recorded in connection with the formation of the MTVi Partnership on July 15, 1999. In connection with such formation, the Company agreed to make a payment to AT&T Broadband in consideration of the revision of AT&T Broadband's agreement to enter into an affiliation agreement between MTV Networks and AT&T Broadband providing the distribution of the MTV Network's programming service on the AT&T Broadband cable systems. Pursuant to the terms of the Company's agreement with AT&T Broadband, on July 15, 2001, AT&T Broadband became entitled to a portion of the appreciation in value of the Company's interest in the MTVi Partnership. Such agreement provides that the amount payable will not be less than $15 million or more than $30 million. By letter from AT&T Broadband dated July 17, 2001, AT&T Broadband requested payment and elected not to extend the valuation date for the determination of the value of the Company's equity interest in the MTVi Partnership. The amount due AT&T Broadband is payable, at the option of the Company, either in cash or shares of the Company's Series A Common Stock.

At June 30, 2001 and December 31, 2000, the Company had unpaid liabilities to Liberty resulting from intercompany charges totaling $785,000 and $1.8 million, respectively. The liabilities are reflected as current, are non-interest bearing and are payable on demand by Liberty.

On September 29, 2000, the Company signed two promissory notes totaling $188.5 million in favor of Liberty. These notes bear interest at 9% compounded annually. The first note of $123.9 million due September 28, 2010 is secured by the Company's 99% preferred interest in Priceline LLC, which owns 3,125,000 shares of priceline.com, Incorporated and the second note of $64.6 million due September 28, 2008 is secured by the Company's 99% preferred interest in iBeam LLC, which owns 3,623,684 shares of iBeam Broadcasting Corporation. Priceline LLC and iBeam LLC are consolidated in the Company's financial statements for the periods presented. The obligors on the notes are the subsidiaries of the Company that hold the respective preferred interests in the two entities. The accrued interest and principal on the notes are payable upon the sale of the Company's preferred interests or on the due date of the notes, whichever is earlier. At June 30, 2001 and December 31, 2000, accrued interest on these notes aggregated $12.7 million and $4.4 million, respectively.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


On February 23, 2001, the Company signed a promissory note for $12.5 million, with an annual interest rate of 10%, in favor of Liberty. The proceeds from this note were used to finance a portion of the acquisition cost of a 50% ownership interest in Game Show Network, LLC. This note was paid in full on June 14, 2001. Interest paid on this note was $404,000 for the six months ended June 30, 2001.

The Company leases certain office space, uplinking and satellite services from National Digital Television Center, Inc. ("NDTC"), a subsidiary of AT&T Broadband. Lease expenses for the periods below relating to these agreements were (amounts in thousands):

                   Six months ended June 30, 2001                $ 1,874
                   Six months ended June 30, 2000                  2,516

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

During the six months ended June 30, 2001, Liberty utilized tax benefits of $1.0 million related to net operating losses incurred by the Company in previous periods.

Further, the Company has agreed to pay Liberty for any income tax benefits realized with respect to the Deferred Compensation and Stock Appreciation Rights Plan. At June 30, 2001, the Company had recorded $33.3 million of deferred tax benefits related to this plan as a separate component of stockholders' equity. Such amounts have been treated in a manner similar to a stockholder dividend to Liberty.

(9)      Deferred Compensation and Stock Option Plan

Certain officers and key employees of the Company are parties to stock-based compensation arrangements, as described below:

Participants under the Company's 1997 Stock Incentive Plan hold options with tandem stock appreciation rights ("1997 Options"), which base compensation on the performance of the Company's stock.

A key employee is the sole participant in the Deferred Compensation and Stock Appreciation Rights Plan ("1999 SARs"), approved on September 9, 1999, which bases compensation on the market value of the Company's stock using a combination of deferred compensation and stock appreciation rights. On February 13, 2001, the Company entered into an amended and restated deferred compensation and stock appreciation rights agreement which amended the vesting period from five to four years and amended the payment obligation relating to the sole participant's exercise with respect to 3,046,188 of the 1999 SARs in January 2000. The payment obligation was satisfied by a cash payment of $50 million, which was funded by Liberty, and the issuance of 5,779,982 shares of Liberty Common Stock with a fair value of $94 million on the date of issuance. The Company had accrued $133.7 million for the liability during the year ended December 31, 2000. The excess of the fair value of the consideration paid by Liberty over the accrued amount was $10.3 million and was recorded as compensation expense during the six months ended June 30, 2001. The payment of this liability by Liberty was recorded as a capital contribution, during the six months ended June 30, 2001, of $91.1 million, which is the total consideration of

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


$144 million paid to settle the liability, less the deferred tax asset utilized by the parent of $52.9 million, which is related to the $133.7 million accrual as of December 31, 2000.

(10)     Commitments and Contingencies

On August 25, 1999, Ground Zero Entertainment Corporation ("Ground Zero") commenced an action against the Company in the Supreme Court of the State of New York for breach of contract, tortious interference with contract, tortious interference with prospective business relations, fraudulent concealment, and fraudulent misrepresentation, and to rescind a February 1999 transaction between Ground Zero and the Company pursuant to which the Company transferred certain assets of Paradigm Associated Labels ("PAL") to Ground Zero. The court has dismissed all claims except for the fraudulent misrepresentation claim. All claims for rescission have now been either dismissed or voluntarily withdrawn. The Company's motion for clarification and reargument regarding the fraudulent misrepresentation allegations is pending. The Company believes that the outcome of this matter will not have a material adverse effect on the financial statements.

In December 1999, David Wolin ("Wolin"), a former employee of PAL, commenced an action against the Company in the Supreme Court of the State of New York. The complaint asserts, among other things, that the Company breached obligations to Wolin under his employment agreement. On April 7, 2000, the Wolin and Ground Zero actions were consolidated. Discovery in the consolidated action is presently being conducted and must be completed by November 30, 2001. The Company believes that the outcome of this matter will not have a material adverse effect on the financial statements.

(11)     Information about the Company's Segments

The Company has two reportable business segments: "Music" and "Interactive Media." Music represents the operations of DMX/AEI Music, a majority owned subsidiary of the Company engaged in the distribution of programmed foreground and background music and imaging through digital, tape and satellite distribution to homes and businesses; rental of tuner boxes; sale and installation of video, sound system products, in-store audio marketing systems, and custom messaging systems; and distribution of consumer tapes and compact discs to wholesalers. Interactive Media is engaged in the development of interactive television and investments in businesses that take advantage of the opportunities of interactive programming content and interactive television.

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


                                                                               Six months ended June 30,
                                                                 --------------------------------------------------------
                                                                          2001                            2000
                                                                 ------------------------       -------------------------
                                                                              Interactive                    Interactive
                                                                 Music           Media           Music          Media
                                                                -------        ----------        ------       ----------
     Revenue                                                     $63,115              --          44,377             --

     Income (loss) excluding stock-based compensation and
          before income taxes and extraordinary item             $ 2,974        (103,774)        (21,482)       (24,400)

     Income (loss) before income taxes and extraordinary
          item                                                   $ 2,351        (118,544)            364         99,494

     Capital expended for property and
          equipment and investments                              $57,934         125,904           8,688         73,856

                                                                June 30,       December 31,
                                                                  2001            2000
                                                               ----------        ----------
                       Segment Assets

                       Music                                   $  382,622        249,839
                       Interactive Media                          816,141        679,222
                                                               ----------        -------
                                                               $1,198,763        929,061
                                                               ==========        =======

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

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not purely historical. When used in this report, the words "anticipate," "believe," "estimate," "intend," "hope," "see," "will" and "expect" and similar expressions are intended to identify such forward-looking statements. Statements relating to our plans and objectives are also forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations regarding those statements or any change in events, conditions or circumstances on which any such statement is based.

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

REVENUE

Our Music segment's revenues are derived from the operations of DMX Music, Inc., or DMX, and from the operations of AEI Music Network, Inc., or AEI, which was merged with DMX, effective May 18, 2001. As a result of this merger, a new entity was formed which is owned 56% by Liberty Digital and 44% by the former owners of AEI. Our revenues for the six months ending June 30, 2001, include the revenues for AEI starting from June 1, 2001, combined with the revenues of DMX for the six months ending June 30, 2001.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Our Music segment's revenues, representing the combined DMX/AEI Music worldwide revenues, consist primarily of subscriber revenues derived from the distribution of programmed foreground and background music and imaging through digital, tape and satellite distribution to homes and businesses. In addition, revenues are derived from the rental of tuner boxes, sales and installations of video, sound system products, in-store audio marketing systems, custom messaging systems and revenues from consumer tapes and compact discs which we sell on a wholesale basis to our customers. Our revenues generated outside the United States for the three months and six months ended June 30 were insignificant since the operations of AEI reflected in our consolidated statement of operations reflect one month of revenue. The combined DMX/AEI Music revenue for the month of June 2001 was $15.4 million of which $3.8 million, or 24.6%, are revenues derived outside of the United States.

Our Interactive Media segment, which is in the development stage, did not have any revenue during the three months and six months ended June 30, 2001 and 2000.

SUBSCRIBER REVENUE - UNAFFILIATED

     Our subscriber revenue from unaffiliated parties increased $4.8 million, or 61.6%, from $7.8 million for the three months ended June 30, 2000 to $12.6 million for the three months ended June 30, 2001 and increased $6.2 million, or 40.9%, from $15.3 million for the six months ended June 30, 2000 to $21.5 million for the six months ended June 30, 2001. The increase resulted primarily from the addition of AEI revenue from June 1, 2001 of $3.8 million and DMX's growth in commercial markets in western and southern local offices and international sales.

SUBSCRIBER REVENUE - RELATED PARTY

A significant amount of our Music segment revenues are derived from related party transactions in accordance with certain agreements as follows:

We are party to an amended contribution agreement with AT&T Broadband pursuant to which we receive monthly payments net of operating expenses representing an amount equal to 10% of the revenue from sales of analog DMX services to residential subscribers and net of license fees otherwise payable to us pursuant to the affiliation agreement for digital DMX services described below. These payments, which are adjusted annually for inflation, have increased from $18 million annually to approximately $20 million annually and are payable through 2017. The operating expenses, as mentioned above, are reflected as part of operating expenses in the consolidated statements of operations and comprehensive earnings (loss).

Pursuant to an affiliation agreement between Satellite Services, Inc., or SSI, a wholly-owned subsidiary of AT&T Broadband, effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute DMX services to commercial and residential customers of systems managed by AT&T Broadband or with which AT&T Broadband has a specific relationship for a 10-year period in exchange for licensing fees paid by SSI to us. Prior to July 2000, revenue from the SSI affiliation agreement was $8.5 million annually. After July 2000, revenue is based on the number of DMX subscribers. In addition, we also receive subscriber revenue from AT&T Broadband affiliates for the distribution of DMX services through AT&T Broadband's digital business.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)



The following table summarizes our related party transactions, as described above, for the periods reflected in our accompanying consolidated statements of operations and comprehensive earnings (loss) (amounts in thousands):

                                                            Three months ended June 30,             Six months ended June 30,
                                                            ---------------------------             -------------------------
                                                              2001               2000                2001                2000
                                                             ------              -----              ------               -----
Revenue from AT&T Broadband annual payments                  $5,251              4,818              10,467               9,654
Revenue from SSI                                             $1,980              2,125               4,766               4,250
Revenue from AT&T Broadband                                  $1,754                678               2,492               1,423
Operating charges paid to AT&T Broadband                     $ (272)              (318)               (553)               (654)

EQUIPMENT SALES, INSTALLATION AND OTHER

Our revenue from equipment sales, installation and other increased $6.2 million, or 80.9%, from $7.6 million for the three months ended June 30, 2000 to $13.8 million for the three months ended June 30, 2001 and increased $10.1 million, or 73.2%, from $13.8 million for the six months ended June 30, 2000 to $23.9 million for the six months ended June 30, 2001. Exclusive of the increase resulting from AEI of $3.6 million, equipment sales, installation revenue and other revenue increased by 34.3% and 47.5%, which is primarily attributable to new commercial subscribers and advertising revenue of $400,000 and $1.0 million for the three months and six months ended June 30, 2001, respectively, contributed by a company acquired in July 2000.

OPERATING EXPENSES

COST OF EQUIPMENT SALES AND INSTALLATION

Our cost of equipment sold and installation costs increased $2.6 million, or 54.1%, from $4.8 million for the three months ended June 30, 2000 to $7.5 million for the three months ended June 30, 2001 and increased $4.3 million, or 50.5%, from $8.4 million for the six months ended June 30, 2000 to $12.7 million for the six months ended June 30, 2001. Exclusive of the increase resulting from AEI of $2.0 million, our cost of equipment and installation sales increased by 12.1% and 26.4% for the three months and six months ended June 30, 2001, respectively, which is as a result of the increase in equipment and installation sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative (SG&A) expenses increased $7.3 million, or 62.5%, from $11.7 million for the three months ended June 30, 2000 to $19.0 million for the three months ended June 30, 2001 and increased $8.0 million, or 31.3%, from $25.6 million for the six months ended June 30, 2000 to $33.6 million for the six months ended June 30, 2001.

Of the increase, our Music segment expenses increased $7.9 million, or 84.3%, from $9.3 million for the three months ended June 30, 2000 to $17.2 million for the three months ended June 30, 2001 and increased $11.6 million, or 62.9%, from $18.4 million for the six months ended June 30, 2000 to $30.0 million for the six months ended June 30, 2001. SG&A expenses of AEI of $3.8 million accounted for 41.3% and 20.9% of the increases for the three months and six months ended June 30, 2001, respectively. Exclusive of the increase resulting from AEI, SG&A expenses, increased $4.1 million, or 43%, and $7.8 million, or 42%, for the three months and six months ended June 30, 2000, respectively. The increases for both periods consist primarily of higher commissions attributed to our increased subscriber fee revenue and higher personnel, occupancy and promotional expense associated with our DMX's expansion of the commercial business through acquisitions and local office startups during 2000. Our number of employees employed by DMX increased from 533 employees at June 30, 2000 to 624 employees at June 30, 2001.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Of the increase, our Interactive Media segment expenses decreased $500,000, or 23.9%, from $2.3 million for the three months ended June 30, 2000 to $1.8 million for the three months ended June 30, 2001 and decreased $3.6 million, or 50%, from $7.2 million for the six months ended June 30, 2000 to $3.6 million for the three months ended June 30, 2001. The decrease for the six months ended primarily represents severance costs and administration expenses associated with the termination of our New York employees and the transfer of our corporate offices to Los Angeles on June 30, 2000. The decrease for the six months ended represents principally $3.2 million of payroll taxes associated with the executive stock appreciation rights and options exercised by our employees, in addition to the increase for the three months ended June 30, 2001.

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

Our stock compensation credit decreased to $6.6 million for the three months ended June 30, 2001 compared to $13.8 million for the three months ended June 30, 2000. The credits represent reversals of expense accruals resulting from the decline in the stock price by $0.16 per share during the three months ended June 30, 2001 compared to a $8.50 decline per share during the three months ended June 30, 2000.

We recorded stock compensation expense of $15.4 million for the six months ended June 30, 2001 compared to our recorded stock compensation credit of $145.7 million for the six months ended June 30, 2000. The stock compensation expense for the six months ended June 30, 2001 resulted from the increase in the stock price underlying the 1997 Options and 1999 SARs since December 31, 2000. We also recorded an additional expense of $10.3 million, which represents the excess of the $50 million in cash paid and the value of shares of AT&T Class A Liberty Media Group tracking stock issued over the related 1999 SARs liability that was settled in March 2001. The stock compensation credit for the six months ended June 30, 2000 was due to a decline in the trading price of the Series A common stock over that period. Additionally, the credit for the six months ended June 30, 2000 was also a result of the resignation of one of our executives on February 15, 2000, which resulted in the cancellation of the executive's unvested SARs.

INTEREST EXPENSE

Our unaffiliated interest expense and financing cost increased $2.4 million, from $1.6 million for the three months ended June 30, 2000 to $4.0 million for the three months ended June 30, 2001 and increased $1.7 million from $3.9 million for the six months ended June 30, 2000 to $5.6 million for the six months ended June 30, 2001. The increase for the three months and six months ended June 30, 2001 represents primarily interest charges on the $100 million note issued in connection with our acquisition of Game Show Network, LLC on February 23, 2001 and interest on $103 million borrowing resulting from the DMX/AEI Music merger on May 18, 2001.

Our related party interest expense increased $2.4 million from $2.1 million for the three months ended June 30, 2000 to $4.5 million for the three months ended June 30, 2001 and increased $5.5 million from $3.2 million for the six months ended June 30, 2000 to $8.7 million for the six months ended June 30, 2001. The balances of these related party debts were $188.5 million and $86.5 million at June 30, 2001 and 2000, respectively.

                                      1-19

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


GAIN (LOSS) FROM INVESTMENTS, NET.

Our investment activities generated gains and losses as summarized in the following table:

                                                        Three months ended June 30,      Six months ended June 30,
                                                        ---------------------------      -------------------------
                                                          2001             2000           2001             2000
                                                         -------         ------          ------          -------
Sale of investments/dividend income                      $8, 312            380          11,571              981
Share of losses of affiliates                             (4,361)        (5,328)         (7,198)         (12,532)
Unrealized gains on financial instruments                  5,452             --          10,133               --
                                                         -------         ------          ------          -------
Gain / loss from investments/financial instruments,
   net                                                   $ 9,403         (4,948)         14,506          (11,551)
                                                         =======         =======         ======          ========

IMPAIRMENT OF INVESTMENTS

Our impairment of investments increased $71.3 million from $2.2 million for the three months ended June 30, 2000 to $73.5 million for the three months ended June 30, 2001 and increased $81.2 million from $2.2 million for the six months ended June 30, 2000 to $83.4 million for the six months ended June 30, 2001. During the three months ended June 30, 2001, we reduced the value of our private investments by $42.4 million (principally our investment in OrderTrust, Inc. of $15 million which ceased operations) and available for sale securities by $31.2 million (principally a reversal of ACTV, Inc. fair value adjustments of $29 million related to the AT&T merger) to reflect the estimated fair value of our investments at June 30, 2001. For the six months ended June 30, 2001, in addition to our impairment charges during the three months ended June 30, 2001, we also wrote down our equity investments by $8 million and our private investments by $2.0 million. In determining the write-downs, we considered such factors as the market price over the prior six months, any specific events which indicate impairment and the liquidity of the companies as of June 30, 2001.

MINORITY INTEREST IN LOSSES OF SUBSIDIARIES

Minority interest for the three months and six months ended June 30, 2001 represents the 44% share of minority shareholders in the combined DMX/AEI Music operating loss from June 1, 2001 to June 30, 2001 of approximately $800,000 and the asset write offs, merger expenses and debt prepayment penalty collectively totaling $5.2 million related to the DMX/AEI Music merger.

LIQUIDITY AND CAPITAL RESOURCES

Our financing activities generated funds of $161.5 million during the six months ended June 30, 2001. These funds were used for operating activities totaling $46.3 million and investing activities of $123.5 million, net of $60.3 million resulting from the proceeds from sale of certain investments. Our investing activities consisted primarily of the purchase of equity investments of $126.7 million, amounts paid related to the DMX/AEI Music merger of $48 million and purchases of property and equipment and other investing activities of $9.0 million. The net change in cash for the six months ended June 30, 2001 was a decrease amounting to $8.2 million. The net change in cash for the six months ended June 30, 2000 was an increase of $1.9 million.

We are a borrower under a revolving loan agreement dated December 30, 1997, as amended, which provides for borrowings of up to $92 million. Our borrowings under this agreement bear interest at a rate equal to the London Interbank Offering Rate, or LIBOR, plus 2.50%. The balance of this loan is $51.9 million at June 30, 2001.

On February 23, 2001, we acquired a 50% equity interest in Game Show Network, LLC, or GSN, for a total cost of $239.2 million. This investment was funded by borrowing $94 million under our revolving loan facility, a note payable of $100 million issued to Sony Pictures Entertainment, Inc., or SPE, due on February 22, 2002 and bearing a prepaid interest rate of 5.82%, a related party promissory note of $12.5 million from Liberty due on August 22, 2001, bearing interest at 10%, cash of $18.6 million, and 1,491,598 of our Series A common shares valued at $12.5 million at the date of the transaction. We paid the prepaid interest to SPE through the issuance of 692,835 of our Series A common shares. On June 14, 2001, we paid our promissory note of $12.5 million including accrued interest to Liberty.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


On May 18, 2001, we completed a merger of our wholly owned subsidiary, DMX with AEI. At the completion of the merger transaction, DMX/AEI Music entered into a $125 million senior credit facility with major banks, which funded, among other things, the repayment of AEI's existing debt, cancellation of AEI's outstanding stock options and redemption of certain AEI securities, payment to a certain AEI shareholder and certain deal-related expenses. The credit facility consists of a $90 million term loan and a $35 million revolving loan, both of which are effective through March 2007. The term loan and revolving loan facility limits will be reduced quarterly, commencing June 2003 and June 2004, respectively.

As of June 30, 2001, DMX/AEI Music has drawn $90 million on the term loan and $13 million on the revolving loan. These loans are presented as part of our long-term debt in the consolidated balance sheet.

The senior credit facility contains certain covenants, including financial tests for (1) debt to cash flow, (2) cash flow to fixed charges, and (3) cash flow to interest. At June 30, 2001, management believes that we were in compliance with these covenants. Borrowings under the credit facility bear interest at LIBOR plus a margin ranging from 1.750% to 3.000%, depending on the debt to cash flow ratio. Based on the ratio as of June 30, 2001, the interest rate was LIBOR plus 3.000%.

On September 29, 2000, we signed two promissory notes totaling $188.5 million in favor of Liberty. These notes bear interest at 9% compounded annually. The first note of $123.9 million, due September 28, 2010, is secured by our 99% preferred interest in Priceline LLC, which owns 3,125,000 shares of priceline.com, Incorporated. The second note of $64.6 million, due September 28, 2008, is secured by our 99% preferred interest in iBeam LLC, which owns 3,623,684 shares of iBeam Broadcasting Corporation. Priceline LLC and iBeam LLC are consolidated in our financial statements for the periods presented. The obligors on the notes are our subsidiaries which hold the respective 99% preferred interests in the two entities. The accrued interest and principal on the notes are payable upon the sale of these preferred interests or on the due date of the notes, whichever is earlier. At June 30, 2001 and December 31, 2000, the accrued interest on these notes was $12.7 million and $4.4 million, respectively.

In February 2001, we entered into an amended and restated deferred compensation and stock appreciation rights agreement, or Amended SARs, with our Chief Executive Officer, which amended his vesting period from five years to four years and our payment obligations relating to his exercise in January 2000 under the 1999 SARs. The payment obligation of $133.7 million, which was reflected as part of accrued stock compensation in our balance sheet at December 31, 2000, was satisfied by a cash payment by Liberty of $50 million and by the issuance of 5,779,982 shares of AT&T's Liberty Media Group common stock. We recorded the payment of this liability by Liberty as a capital contribution and recorded an additional stock compensation expense of $10.3 million, which represents the excess of the value of the Liberty cash and shares over the 1999 SARs liability that was settled by Liberty.

At June 30, 2001, we had available for sale securities consisting of common stock and common stock equivalent investments, carried at fair value based on quoted market prices of $204.9 million. Included in this amount are unrealized holding gains of $75.6 million before deferred income taxes of $29.9 million. The net unrealized holding gain of $45.7 million is reflected in the stockholders equity section of our balance sheet as "accumulated other comprehensive earnings, net of taxes."

Our sources of funds include our available cash balances, cash provided by the AT&T Broadband annual payments and proceeds from our asset sales and financing activities. We will continue to evaluate investment and acquisition opportunities and expect to make investments in interactive channel development initiatives including additional capital contributions to GSN per our agreement with SPE, acquire additional equity interests in interactive media technology and e-commerce and content businesses, and make business acquisitions related to the Music segment. With respect to our note payable to SPE of $100 million, Liberty is a co-obligor on the note, for which it received a contingent call right with respect to the portion of the Company's ownership interest in GSN if the Company fails to pay the note when due. Should additional capital be needed to fund payment of our debt, future investments and/or acquisition activity, we may seek to raise additional capital through asset sales public or private offerings of our stock or through debt refinancing. We cannot be sure, however that we will be able to raise additional capital on terms that are favorable to us to pay our debts and fund investments and acquisition opportunities.

For information concerning our other commitments and contingencies, see note 10 to the accompanying consolidated financial statements.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to changes in interest rates as a result of our borrowing activities, which primarily include floating rate borrowings on our credit facility used to maintain liquidity and fund our business operations. Had market interest rates been 1% higher throughout the three months ending June 30, 2001, we would have recorded approximately $240,000 of additional interest expense for the period.

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

In order to illustrate the effect of changes in stock prices on our investments accounted for as available for sale securities, we provide the following sensitivity analysis. Had the stock prices of these investments been 20% lower at June 30, 2001, the value of such securities would have been lower by approximately $20 million.

In July 2000, we entered into a five-year equity collar with a financial services institution with respect to 3.125 million shares of priceline.com common stock. Pursuant to the equity collar, we purchased a put option that gives us the right to require the counter party to buy 3.125 million priceline.com shares from us in July 2005 for $37.2114 per share. We simultaneously sold a call option giving the counter party the right to buy the same shares from us in July 2005 for $91.5010 per share. Since the purchase price of the put option was equal to the proceeds from the sale of the call option, the collar transaction was at no cost to us. The market value of the collar at June 30, 2001 was $68.4 million.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

         (a.)  The Company held its 2001 Annual Meeting on June 6, 2001.

         (b.)  At the 2001 Annual Meeting, the following directors were elected:

                           Gary S. Howard
                           Bruce T. Karpas
                           David B. Koff
                           Lee Masters
                           J. David Wargo

               The following directors terms of office as a director continued after the annual meeting:

                           Robert R. Bennett
                           Peter M. Kern

         (c.)     Election of Directors

                              Nominee                For              Withheld
                          ---------------       -------------        ---------
                          Gary S. Howard        1,745,827,213         254,203
                          Bruce T. Karpas       1,745,991,156          90,260
                          David B. Koff         1,745,991,122          90,294
                          Lee Masters           1,745,832,188         249,228
                          J. David Wargo        1,745,991,122          90,294

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Item 6.           Exhibits and Reports on Form 8-K.


(a)      Exhibits

         10.1 Contribution Agreement by and among Liberty Digital, Inc., DMX Music, Inc., AEI Music Network, Inc., Michael J. Malone and Maxide Acquisition, Inc. dated May 17, 2001.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LIBERTY DIGITAL, INC.




        Date:   August 14, 2001         By:             /s/ Lee Masters
                                             --------------------------------
                                                Lee Masters
                                                    President and
                                                    Chief Executive Officer


        Date:   August 14, 2001         By:             /s/ Mark Rozells
                                             ---------------------------------
                                                Mark Rozells
                                                    Executive Vice President and
                                                    Chief Financial Officer

                               Index to Exhibits


      Exhibits                               Description
      --------                               -----------
         10.1 Contribution Agreement by and among Liberty Digital, Inc., DMX Music, Inc., AEI Music Network, Inc., Michael J. Malone and Maxide Acquisition, Inc. dated May 17, 2001.