Form 10-Q
period 2001-09-30
LIBERTY DIGITAL INC
filed 2001-11-14
CIK 1040449

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _________________

                           Commission File No. 0-22815

                              LIBERTY DIGITAL, INC.
        ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      State of Delaware                                   84-1380293
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

        1100 Glendon Avenue
          Los Angeles, CA                                   90024
----------------------------------------           ----------------------
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

     The number of shares outstanding of the Registrant's Series A Common Stock and Series B Common Stock as of October 31, 2001 were 33,243,874 and 171,950,167, respectively.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)

                                                                   September 30,  December 31,
                                                                        2001           2000
                                                                    -----------    -----------
Assets

Current assets:

   Cash and cash equivalents                                        $     9,254         17,387

   Trade receivables:
     Unaffiliated                                                        43,291         14,584
     Related party                                                           --          3,612
     Allowance for doubtful accounts                                     (3,279)        (1,630)
                                                                    -----------    -----------
                                                                         40,012         16,566

   Prepaid expenses and other current assets                              9,283          5,072
   Equipment inventory                                                   18,216          6,870
                                                                    -----------    -----------

         Total current assets                                            76,765         45,895

Investments in affiliates, accounted for under the equity method:
   Investment in Game Show Network, LLC                                 229,959             --
   Other equity-method investments                                        7,263         15,395

Investments in available for sale securities                            162,320        177,202

Other investments                                                        33,368        159,058

Property and equipment, at cost:
   Furniture and equipment                                               38,071         24,282
   Leasehold improvements                                                 7,403          2,151
   Studio and other support equipment                                    15,866          7,359
                                                                    -----------    -----------
                                                                         61,340         33,792
Less accumulated depreciation                                           (21,384)       (10,883)
                                                                    -----------    -----------
                                                                         39,956         22,909

Intangible assets, net                                                  506,833        474,602

Other assets                                                             49,231         34,000
                                                                    -----------    -----------

         Total assets                                               $ 1,105,695        929,061
                                                                    ===========    ===========

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                             (amounts in thousands)

                                                                  September 30,    December 31,
                                                                       2001             2000
                                                                  -------------    -------------
Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                  $     100,000               --
   Current portion of debt                                                9,117            1,693
   Due to AT&T                                                           15,000           15,000
   Accounts payable - related party                                       1,727            1,762
   Accounts payable and accrued liabilities                              56,510           18,721
   Accrued stock compensation, current                                   18,952          156,898
                                                                  -------------    -------------

          Total current liabilities                                     201,306          194,074

Notes payable and accrued interest- related party                       205,474          192,875
Debt                                                                    172,595            2,428
Accrued stock compensation, long term                                     6,291            8,615
Deferred income tax liability                                             3,186           57,402
Minority interest                                                         1,051               --
Other liabilities                                                            81            1,469
                                                                  -------------    -------------

         Total liabilities                                              589,984          456,863
                                                                  -------------    -------------

Redeemable preferred stock, $.01 par value, Authorized 5,000,000 shares

   Series C redeemable convertible preferred stock, 150,000
     shares issued and outstanding in 2001 and 2000;
     liquidation preference and redemption value of
     $150,000 in 2001 and 2000                                          150,000          150,000

   Series D redeemable preferred stock, non-convertible,
     16,967 shares and 10,224 shares issued and
     outstanding in 2001 and 2000, respectively; liquidation
     preference and redemption value of $16,967 and
     $10,224 in 2001 and 2000, respectively                              16,967           10,224

Stockholders' equity:

Common stock, $.01 par value:
   Series A;
     Authorized 1,000,000,000 shares; issued and outstanding
       33,243,747 shares in 2001 and 31,004,944 shares in 2000              332              310
   Series B;
     Authorized 755,000,000 shares; issued and outstanding
       171,950,167 shares in 2001 and 2000                                1,720            1,720
Paid-in capital                                                         851,186          773,387
Accumulated deficit                                                    (525,864)        (409,754)
Deferred tax asset to be utilized by parent                              (9,818)         (65,030)
Accumulated other comprehensive earnings, net of taxes                   31,188           11,341
                                                                  -------------    -------------

         Total stockholders' equity                                     348,744          311,974
                                                                  -------------    -------------

Commitments and contingencies

         Total liabilities and stockholders' equity               $   1,105,695          929,061
                                                                  =============    =============

              See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

                  (amounts in thousands, except per share data)

                                                          Three months ended            Nine months ended
                                                             September 30,                September 30,
                                                      --------------------------    --------------------------
                                                         2001           2000           2001           2000
                                                      -----------    -----------    -----------    -----------
Revenue:
   Subscribers                                        $    22,439          8,312         43,937         23,570
   AT&T Broadband                                           9,297          7,815         27,022         23,142
   Equipment, installation and other                       19,923         10,375         43,815         24,167
                                                      -----------    -----------    -----------    -----------

                                                           51,659         26,502        114,774         70,879
Operating expenses:
   Cost of equipment and installation                      16,264          6,767         28,955         15,200
   Operating                                                8,308          3,708         15,601         11,181
   Selling, general and administrative                     17,930         11,044         51,488         36,604
   Stock compensation expense (credit)                    (11,589)       (78,794)         3,804       (224,534)
   Depreciation and amortization                           16,895         13,969         48,109         41,939
                                                      -----------    -----------    -----------    -----------

                                                           47,808        (43,306)       147,957       (119,610)
                                                      -----------    -----------    -----------    -----------

 Operating income (loss)                                    3,851         69,808        (33,183)       190,489

Other expense:
   Interest expense, net:
     Unaffiliated                                          (4,943)        (2,306)       (10,567)        (6,165)
     Related party                                         (4,277)        (2,400)       (12,976)        (5,625)
                                                      -----------    -----------    -----------    -----------

                                                           (9,220)        (4,706)       (23,543)       (11,790)

   Share of losses of affiliates                           (3,237)        (4,258)       (10,435)       (16,789)
   Gain (loss) from investments/financial
     instruments, net                                       7,067        (10,331)        28,771         (9,351)
   Impairment of investments                              (58,972)            --       (142,422)        (2,204)
   Minority interest in net losses of subsidiaries            216             --          6,146             --
   Other                                                      550          1,719         (1,272)         1,735
                                                      -----------    -----------    -----------    -----------

 Income (loss) before income taxes                        (59,745)        52,232       (175,938)       152,090

   Income tax benefit (expense)                            23,725        (21,783)        60,608        (67,526)
                                                      -----------    -----------    -----------    -----------

Income (loss) before extraordinary item                   (36,020)        30,449       (115,330)        84,564

   Extraordinary item - debt prepayment
     penalty, net of tax                                       --             --           (780)            --
                                                      -----------    -----------    -----------    -----------

 Net income (loss)                                        (36,020)        30,449       (116,110)        84,564
                                                      -----------    -----------    -----------    -----------

Other comprehensive earnings (loss), net of taxes:

   Unrealized loss on derivative investment,
     net of tax                                              (390)            --           (390)            --

   Foreign currency translation                             1,442             --          1,468             --

   Unrealized holding losses arising during the
     period, net of tax                                   (27,294)       (93,996)       (13,103)      (397,440)

  Reclassification adjustments for marketable
     securities sold/written off during the period,
     net of tax                                            11,632          9,770         31,872          9,770
                                                      -----------    -----------    -----------    -----------

Other comprehensive earnings (loss)                       (14,610)       (84,226)        19,847       (387,670)
                                                      -----------    -----------    -----------    -----------

Comprehensive loss                                    $   (50,630)       (53,777)       (96,263)      (303,106)
                                                      ===========    ===========    ===========    ===========

                                                                     (continued)

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS),
                                   CONTINUED

                  (amounts in thousands, except per share data)

                                                           Three months ended         Nine months ended
                                                              September 30,             September 30,
                                                       --------------------------  -------------------------
                                                         2001           2000         2001          2000
                                                       -----------    -----------  -----------   -----------
Basic income (loss) per share:
   Income (loss) per share before extraordinary item   $     (0.18)          0.26        (0.62)         0.68
   Extraordinary item                                           --             --         0.01            --
                                                       -----------    -----------  -----------   -----------
Basic income (loss) per share attributable to common
   stockholders                                        $     (0.18)          0.26        (0.61)         0.68

   Weighted average common shares and equivalent
     shares                                                205,173        202,800      204,743       201,116


Diluted income (loss) per share:
   Income (loss) per share before extraordinary item   $     (0.18)          0.23        (0.62)         0.61
   Extraordinary item                                           --             --         0.01            --
                                                       -----------    -----------  -----------   -----------
 Diluted income (loss) per share attributable to
   common stockholders                                 $     (0.18)          0.23        (0.61)         0.61

   Weighted average common shares and equivalent
     shares                                                205,173        240,366      204,743       238,100

          See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (amounts in thousands)

                                                                                               Deferred
                                                                                                  tax         Accumulated
                                                                                                 asset           other
                                             Common stock                                        to be       comprehensive
                                     --------------------------    Paid in      Accumulated    utilized by      earnings,
                                       Series A      Series B      capital        deficit        parent       net of taxes
                                     ------------  ------------  ------------   ------------   ------------   ------------
Balance at January 1, 2001           $        310         1,720       773,387       (409,754)       (65,030)        11,341

Accretion of redeemable
   convertible preferred stock                 --            --        (6,744)            --             --             --

 Shares issued in connection with
   acquisition of Game Show Network            22            --        18,273             --             --             --

Shares issued for exercise of
   stock appreciation
   rights/options                              --            --           309             --             --             --

Settlement of executive stock
  appreciation rights by parent,
  net of tax                                   --            --        91,107             --             --             --

Deferred tax on executive stock
  appreciation rights                          --            --            --             --         55,212             --

Deferred tax benefit transferred
  to parent                                    --            --        (3,113)            --             --             --

Deferred tax on investment
  transferred to parent                        --            --        (1,747)            --             --             --

Loss on sale of 44% interest on DMX            --            --       (20,286)            --             --             --

Unrealized gain on available for
  sale securities, net of
  reclassification adjustment                  --            --            --             --             --         18,769

Unrealized loss from derivative
  instruments, net of tax                      --            --            --             --             --           (390)

Foreign currency translation
  adjustment                                   --            --            --             --             --          1,468

Net loss                                       --            --            --       (116,110)            --             --
                                     ------------  ------------  ------------   ------------   ------------   ------------

Balance at September 30, 2001        $        332         1,720       851,186       (525,864)        (9,818)        31,188
                                     ============  ============  ============   ============   ============   ============
                                         Total
                                     ------------
Balance at January 1, 2001           $    311,974

Accretion of redeemable
   convertible preferred stock             (6,744)

 Shares issued in connection with
   acquisition of Game Show Network        18,295

Shares issued for exercise of
   stock appreciation
   rights/options                             309

Settlement of executive stock
  appreciation rights by parent,
  net of tax                               91,107

Deferred tax on executive stock
  appreciation rights                      55,212

Deferred tax benefit transferred
  to parent                                (3,113)

Deferred tax on investment
  transferred to parent                    (1,747)

Unrealized loss from sale of
  subsidiary                              (20,286)

Unrealized gain on available for
  sale securities, net of
  reclassification adjustment              18,769

Unrealized loss from derivative
  instruments, net of tax                    (390)

Foreign currency translation
  adjustment                                1,468

Net loss                                 (116,110)
                                     ------------

Balance at September 30, 2001        $    348,744
                                     ============

See accompanying notes to consolidated financial statements

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)


                                                                     Nine months ended
                                                                       September 30,
                                                                 -------------------------
                                                                    2001          2000
                                                                 -----------   -----------
Cash flows from operating activities:

Net income (loss)                                                $  (116,110)       84,564

Adjustments to reconcile net income (loss) to net cash
   provided by (used in)
    operating activities:
      Depreciation and amortization                                   48,109        41,939
      Impairment of investments                                      142,422         2,204
      Share of losses of affiliates                                   10,435        16,789
      (Gain)/loss from investments/financial instruments, net        (28,771)        9,351
      Stock compensation expense (credit)                              3,804      (224,534)
      Provision for doubtful accounts                                    279           791
      Interest expense on related party debt                          12,976         5,625
      Other expenses                                                   1,300            --
      Minority interest in net loss of subsidiary                     (6,146)           --
      Deferred income tax expense (benefit)                          (60,608)       67,526
      Debt prepayment penalty, net of tax                                780            --
      Reversal of prior period royalty expense                            --        (1,773)

Changes in operating assets and liabilities, net of effect of acquisitions
      Accounts receivable                                             (2,959)       (2,918)
      Prepaid and other current assets                                (4,978)       (2,292)
      Accounts payable, accrued expenses and other                   (49,574)       (5,639)
                                                                 -----------   -----------

Net cash used in operating activities                                (49,041)       (8,367)
                                                                 -----------   -----------

Cash flows from investing activities:
      Investments in and advances to affiliates and others, net
          of distributions                                          (127,914)      (72,357)
      Proceeds from sale of available for sale securities and
          other investments                                           60,475        14,241
      Capital expended for property and equipment                     (8,354)       (8,296)
      Other investing activities                                      (3,283)         (244)
      Cash paid for acquisitions                                     (44,469)       (5,749)
                                                                 -----------   -----------

Net cash used in investing activities                               (123,545)      (72,405)
                                                                 -----------   -----------

Cash flows from financing activities:
      Proceeds from sale of Series A common shares                        --        25,000
      Proceeds from exercise of stock options                            218         1,106
      Capital contribution from parent                                50,000         1,904
      Borrowings from parent                                          15,999       283,750
      Repayment on related party debt                                (16,410)     (118,685)
      Borrowings of bank debt                                        205,834            --
      Repayment of debt                                              (91,188)      (99,999)
                                                                 -----------   -----------

Net cash provided by financing activities                            164,453        93,076
                                                                 -----------   -----------

Net increase (decrease) in cash and cash equivalents                  (8,133)       12,304

Cash and cash equivalents, beginning of period                        17,387         2,176
                                                                 -----------   -----------

Cash and cash equivalents, end of period                         $     9,254        14,480
                                                                 ===========   ===========

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               September 30, 2001

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

(2)      Subsequent Event

On October 12, 2001, Liberty's board of directors authorized a plan to acquire all of the issued and outstanding shares of Liberty Digital, Inc. that it does not already own. Pursuant to the terms of the merger, the Company's stockholders would receive 0.25 shares of Liberty Series A common stock for each share of Liberty Digital, Inc. Series A common stock held. Liberty currently beneficially owns over 90% of the voting stock of Liberty Digital, Inc. The merger is currently expected to be a short form merger under Delaware law. There are no significant conditions to closing and closing is expected during the first quarter of 2002.

(3)      Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combination, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

As of September 30, 2001, the Company has not determined the allocation of intangible assets between goodwill and identifiable intangible assets, but intends to do so by December 31, 2001. Amortization expense related to goodwill was $46.5 million, $13.2 million and $37.1 million for the year ended December 31, 2000 and the three and nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statement at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principles.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, however, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provision of Accounting Principles Board No. 30 ("Opinion 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposals of a segment of a business. Statement No. 144 is effective January 1, 2002. The Company has not yet evaluated the impact that the adoption of Statement no. 144 will have on its financial statements.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(4)      Earnings (Loss) Per Common and Potential Common Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. Such potential common shares that were excluded from diluted EPS were approximately 3.1 million as of September 30, 2001.

The following table sets forth the computation of basic and diluted net income
(loss) attributable to common shareholders and weighted average outstanding common shares used in the computation of basic and diluted earnings (loss) per share in the accompanying consolidated statements of operations and comprehensive earnings (loss)(amounts in thousands):

                                                             Three months ended             Nine months ended
                                                                September 30,                 September 30,
                                                         ---------------------------   ---------------------------
                                                             2001           2000           2001           2000
                                                         ------------   ------------   ------------   ------------
Net income (loss)                                        $    (36,020)        30,449       (116,110)        84,564

(Increase) decrease in deferred tax assets to be
     utilized by parent                                         1,999         25,253         (2,527)        59,722
Dividends on redeemable preferred stock                        (2,314)        (2,759)        (6,744)        (7,136)
                                                         ------------   ------------   ------------   ------------
Net income (loss) attributable to common shareholders -
     basic                                                    (36,335)        52,943       (125,381)       137,150
Dividends on redeemable preferred stock                            --          2,759             --          7,136
                                                         ------------   ------------   ------------   ------------
Net income (loss) attributable to common shareholders -
     diluted                                             $    (36,335)        55,702       (125,381)       144,286
                                                         ============   ============   ============   ============

Weighted average shares outstanding - basic                   205,173        202,800        204,743        201,116
Redeemable preferred stock                                         --         25,751             --         25,751
Stock appreciation rights                                          --         11,815             --         11,233
                                                         ------------   ------------   ------------   ------------
Weighted average shares outstanding - diluted                 205,173        240,366        204,743        238,100
                                                         ============   ============   ============   ============

(5)      Investments

On February 23, 2001, the Company acquired a 50% ownership position in Game Show Network, LLC ("GSN") from Sony Pictures Entertainment, Inc. ("SPE"). The purchase price consisted of $125 million in cash, a $100 million note payable to SPE, due on February 22, 2002, and 1,491,598 shares of the Company's Series A common stock with a fair value of $12.5 million. The Company issued an additional 692,835 shares of Series A common stock to SPE with a fair value of $5.8 million representing prepaid interest at 5.82% on the note payable. Such prepaid interest is being amortized into interest expense over the term of the note. Liberty is a co-obligor on the $100 million note. In consideration of Liberty becoming a co-obligor on this note, the Company transferred 888,518 shares of Internet Pictures Corporation owned by the Company and provided to Liberty a contingent call right with respect to a portion of the Company's ownership interest in GSN if the Company fails to pay the note when due. At the date of acquisition, the aggregate carrying amount of the Company's investment in GSN exceeded the Company's proportionate share of GSN's net assets by $208 million. Such excess purchase price is being amortized over 20 years. This investment is being accounted for under the equity method. The amortization expense, which is reflected as a portion of share of losses of affiliates, for the nine months ended September 30, 2001 was $6.2 million.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


During the nine months ended September 30, 2001, the Company recorded impairment charges of $142.4 million to reduce the value of its investments to their estimated fair values. The write-downs consisted of $50.7 million for marketable securities, $83.8 million for non-public cost investments and $8 million for equity investments. In determining the write-downs, the Company's management considered such factors as the market price over the prior six months, any specific events which indicated impairment and the liquidity of the companies as of September 30, 2001.

(6)      Acquisitions

In May 2001, the Company completed a transaction in which its 100% owned subsidiary DMX was merged with AEI Network, Inc. ("AEI"). The Company owns a 56% interest in the resulting company, Maxide Acquisition, Inc. ("DMX/AEI MUSIC"). The transaction, which was accounted for as a purchase in accordance with EITF 90-13, was recorded by the Company as a sale of 44% of DMX in exchange for 56% of AEI. Accordingly, the assets and liabilities of AEI were recorded at 56% fair market value (representing the portion of the assets and liabilities purchased by the Company) and 44% historical cost (representing the assets and liabilities carried over by the remaining AEI shareholders). The Company recorded approximately $60 million in goodwill related to the transaction, net of a deemed loss on the sale of DMX of approximately $20 million, which represented the excess of the carrying amount of the 44% of DMX deemed to be sold over its fair value. The loss was recorded as a reduction to paid in capital at the date of the merger.

In conjunction with the transaction, DMX/AEI MUSIC obtained a $125 million line of credit from a major bank of which $100 million was drawn and was used to pay approximately $45 million in debt of AEI, as well as $42.3 million to AEI stock and option holders. Additionally, upon the close of the transaction, DMX/AEI MUSIC recorded a $10 million note payable to the AEI shareholders to be paid out in increments of $2.5 million for each $1 million in cost savings by DMX/AEI MUSIC, as well as $10 million in notes to AEI option holders as consideration to repurchase the AEI outstanding options at the time of the transaction. The note payable for which bears interest at LIBOR plus 2%, is payable 50% upon the achievement of the cost savings, with the remaining amount due in equal quarterly installments over five years. The notes payable to the option holders are due in 20 equal quarterly installments beginning July 1, 2001, and bear interest at 10% per annum.

Subsequent to the close of the transaction, DMX/AEI MUSIC recorded certain writedowns and expenses that were attributable to the DMX/AEI MUSIC transaction but were included in the 44% historical basis carried over by the remaining AEI shareholders. These included a write-down of fixed assets of $1.9 million (which has been reflected in depreciation and amortization in the consolidated statement of operations and comprehensive earning (loss) for the three and nine months ended September 30, 2001), an extraordinary loss of $780,000 (net of tax) related to a debt prepayment penalty on the AEI debt, and $1.3 million of severance costs. These expenses, which represented the minority interest basis in these assets and liabilities, were offset against the minority interest liability resulting from the transaction.

The Company has consolidated the results of operations for AEI beginning June 1, 2001.

(7)      Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash payments for interest to unaffiliated parties for the nine months ended September 30, 2001 and 2000 were $8.0 million and $6.2 million, respectively.

Cash paid for taxes for the periods presented are not material.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Significant noncash investing and financing activities are reflected in the following table (amounts in thousands):

                                                          Nine months ended
                                                            September 30,
                                                      -------------------------
                                                         2001          2000
                                                      -----------   -----------
Fair value of investments acquired                    $   238,365       179,771
Value of businesses acquired                               68,628        16,663
Merger costs                                                4,210            --
Less: Other liabilities assumed                                --        (1,502)
      Debt/notes issued                                  (120,000)       (5,737)
      Minority interest liability                          (6,328)           --
      Common stock issued                                 (12,492)     (111,089)
                                                      -----------   -----------
Cash paid for acquisitions and investments            $   172,383        78,106
                                                      ===========   ===========

Dividends on redeemable convertible preferred stock   $     6,744         7,136
                                                      ===========   ===========

Payment of executive stock appreciation rights
     liability by parent in the form of the parent's
     common stock                                     $    93,982            --
                                                      ===========   ===========

(8)      Intangible Assets

The following is a summary of the intangible assets as of the following periods (amounts in thousands):

                                                      September 30,   December 31,
                                                          2001            2000
                                                      -------------   -------------
Access agreement                                      $     250,000         250,000
Goodwill from AT&T Merger                                   199,041         199,041
Excess of acquisition costs over net assets acquired        175,293         106,004
Other                                                         2,350           2,350
                                                      -------------   -------------
                                                            626,684         557,395
Accumulated amortization                                   (119,851)        (82,793)
                                                      -------------   -------------
                                                      $     506,833         474,602
                                                      =============   =============

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(9)      Derivative Instruments and Hedging Activities

Effective January 1, 2001, Liberty Digital adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in a hedging relationship or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedge risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations and comprehensive earnings (loss) when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Derivative gains and losses included in OCI are reclassified into earnings at the time the sale of the hedged item or transaction is recognized.

The adoption of SFAS No. 133 did not result in a cumulative effect in net earnings or on comprehensive earnings (loss).

The Company uses equity collars to manage fair value risk associated with certain investments in marketable securities and interest rate swaps to manage interest rate risk. Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counterparties, consisting primarily of major financial institutions and does not anticipate nonperformance by any counter-party.

For derivatives designed as a fair value hedges and cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. The Company recognized $3.0 million and $10.4 million of income related to the change in time value of the equity collars during the three months and nine months ended September 30, 2001, respectively. Such amounts are included in gain (loss) from investments/financial instruments, net in the statement of operations and comprehensive earnings (loss). There was no impact on earnings for the three and nine months ended September 30, 2001 resulting from the interest rate swap. No fair value hedges were derecognized or discontinued during the three months and nine months ended September 30, 2001.

The Company holds warrants to purchase marketable securities which are not classified as derivative instruments under SFAS 133. These instruments are recorded at fair value based on an option pricing model using the historical volatility of the underlying security, and are included in available for sale securities.

The Company's equity collars are recorded at fair value based on an option-pricing model using the historical volatility of the underlying security. Equity collars generally have high correlation between changes in the fair value of the instrument and changes in the fair value of the underlying security, and therefore, qualify as fair value hedges. The fair value of the Company's equity collars as of September 30, 2001 was $87.5 million, which is included in investments in available for sale securities.

The Company entered into an interest rate swap in August 2001 on $35 million of variable rate debt. The fair value of the swap was $645,000 in favor to the counterparty, which the Company has reflected in current liabilities and as a reduction to accumulated other comprehensive income as of September 30, 2001.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(10)     Transactions with AT&T Broadband and Related Party Transactions

The Company's transactions with AT&T Broadband were recorded as related party transactions up to July 31, 2001, the effective date on which Liberty, parent of the Company, split off from AT&T Corp.

Pursuant to an agreement, (the "AT&T Amended Contribution Agreement") between AT&T Broadband and the Company effective since July 1, 1997, AT&T Broadband is required to deliver, or cause certain of its subsidiaries to deliver, payments to the Company, (the "AT&T Broadband Annual Payments"), net of operating expenses representing an amount equal to 10% of the revenue from sales of analog music services to residential subscribers, and net of license fees otherwise payable to the Company pursuant to the affiliation agreement for digital music services described below. These payments, which are adjusted annually for inflation, increased from $18 million annually to approximately $20 million annually in 2001 and are payable through June 2017. The operating expenses as mentioned above are reflected as part of operating expenses in the consolidated statement of operations and comprehensive earnings (loss).

Pursuant to an affiliation agreement between Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of AT&T Broadband, and the Company (the "SSI Affiliation Agreement"), effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute music services to commercial and residential customers of systems managed by AT&T Broadband or with which AT&T Broadband has a specific relationship for a 10-year period in exchange for licensing fees paid by SSI to the Company. Prior to July 2000, revenue from the SSI affiliation agreement was $8.5 million annually. After July 2000, revenues were based on the number of subscribers. In addition, the Company receives subscriber revenue from AT&T Broadband affiliates for the distribution of music services through AT&T Broadband's digital business.

The following table summarizes the effect of the transactions with AT&T Broadband as described above for the periods reflected in the accompanying consolidated statements of operations and comprehensive earnings (loss) (amounts in thousands):

                                                   Three months ended           Nine months ended
                                                      September 30,               September 30,
                                                -------------------------   -------------------------
                                                   2001          2000          2001          2000
                                                -----------   -----------   -----------   -----------
   Revenue from AT&T Broadband Annual Payments  $     5,218         4,807        15,685        14,461
   Revenue from SSI                                   2,395         2,125         7,161         6,375
   Revenue from AT&T Broadband                        1,684           883         4,176         2,306
   Operating charges paid to AT&T Broadband            (261)         (307)         (814)         (961)

Included in current liabilities is the amount of $15 million due to AT&T Broadband recorded in connection with the formation of a partnership, (the "MTVi Partnership") between the Company and MTV Networks, a division of Viacom, on July 15, 1999. In the MTVi Partnership, the Company contributed the assets of certain of its subsidiaries for a 10% limited partnership interest and agreed to make a payment to AT&T Broadband in consideration of AT&T Broadband's entering into a revised affiliation agreement with MTV Networks providing for the distribution of the MTV Network's programming service on the AT&T Broadband cable systems. Pursuant to the terms of the Company's agreement with AT&T Broadband, on July 15, 2001, AT&T Broadband became entitled to a portion of the appreciation in value of the Company's interest in the MTVi Partnership. Such agreement provides that the amount payable will not be less than $15 million or more than $30 million. By letter from AT&T Broadband dated July 17, 2001, AT&T Broadband requested payment and elected not to extend the valuation date for the determination of the value of the Company's equity interest in the MTVi Partnership. Subsequent to September 30, 2001, AT&T Broadband assigned to Liberty its rights with respect to the appreciation in value of the MTVi Partnership.

At September 30, 2001 and December 31, 2000, the Company had unpaid liabilities to Liberty resulting from intercompany charges totaling $1.7 million and $1.8 million, respectively. The liabilities are reflected as current and non-interest bearing. This liability will be paid upon demand by Liberty.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


On September 29, 2000, the Company signed two promissory notes totaling $188.5 million in favor of Liberty. These notes bear interest at 9% compounded annually. The first note of $123.9 million due September 28, 2010 is secured by the Company's 99% preferred interest in Priceline LLC, which owns 3,125,000 shares of priceline.com, Incorporated and the second note of $64.6 million due September 28, 2008 is secured by the Company's 99% preferred interest in iBeam LLC, which owns 362,368 shares of iBeam Broadcasting Corporation. Priceline LLC and iBeam LLC are consolidated in the Company's financial statements for the periods presented. The obligors on the notes are the subsidiaries of the Company that hold the respective preferred interests in the two entities. The accrued interest and principal on the notes are payable upon the sale of the Company's preferred interests or on the due date of the notes, whichever is earlier. At September 30, 2001 and December 31, 2000, accrued interest on these notes aggregated $17.0 million and $4.4 million, respectively.

On February 23, 2001, the Company signed a promissory note for $12.5 million, with an annual interest rate of 10%, in favor of Liberty. The proceeds from this note were used to finance a portion of the acquisition cost of a 50% ownership interest in Game Show Network, LLC. This note, including accrued interest thereon of $404,000, was paid in full on June 14, 2001.

The Company leases certain uplinking and satellite services from National Digital Television Center, Inc. ("NDTC"), a subsidiary of AT&T Broadband. Lease expenses for the nine months ended September 30, 2001 and 2001 were $2.8 million and $4.1 million, respectively.

The Company was included in the consolidated federal income tax return of Tele-Communications, Inc. until February 28, 1999. From March 1, 1999 through August 9, 2001, the Company was included in the consolidated tax return of AT&T. As of August 10, 2001, the Company has been included in Liberty's consolidated tax return. The Company is also a party to a Tax Liability Allocation and Indemnification Agreement with its parent, Liberty, dated September 9, 1999 (the "Tax Sharing Agreement"). The income tax provision for the Company is calculated based on a hypothetical tax calculation determined as if the Company filed a separate tax return.

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

During the nine months ended September 30, 2001, Liberty utilized tax benefits of $1.0 million related to net operating losses incurred by the Company in previous periods.

Further, the Company has agreed to pay Liberty for any income tax benefits realized with respect to the Company's Deferred Compensation and Stock Appreciation Rights Plan. At September 30, 2001, the Company had recorded $9.8 million of deferred tax benefits related to this plan as a separate component of stockholders' equity. Such amounts have been treated in a manner similar to a stockholder dividend to Liberty.

(11)     Deferred Compensation and Stock Option Plan

Certain officers and key employees of the Company are parties to stock-based compensation arrangements, as described below:

Participants under the Company's 1997 Stock Incentive Plan hold options with tandem stock appreciation rights which base compensation on the performance of the Company's stock.

A key employee is the sole participant in the Company's Deferred Compensation and Stock Appreciation Rights Plan adopted on September 9, 1999, which bases compensation on the market value of the Company's stock using a combination of deferred compensation and stock appreciation rights. On February 13, 2001, the Company amended the award made under the Deferred Compensation and Stock Appreciation Rights Plan, which amended the vesting period from five to four years and amended the payment obligation relating to the sole

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


participant's exercise with respect to 3,046,188 of the shares underlying the award in January 2000. The payment obligation was satisfied by a cash payment of $50 million, which was funded by Liberty, and the issuance of 5,779,982 shares of AT&T's Liberty Media Group Series A Shares common stock with a fair value of $94 million on the date of issuance. The Company had accrued $133.7 million for the liability during the year ended December 31, 2000. The excess of the fair value of the consideration paid by Liberty over the accrued amount was $10.3 million and was recorded as compensation expense during the nine months ended September 30, 2001. The payment of this liability by Liberty was recorded as a capital contribution of $91.1 million during the nine months ended September 30, 2001. That amount represents the total consideration of $144 million paid to settle the liability, less the deferred tax asset utilized by the parent of $52.9 million. This liability was part of the $133.7 million accrual as of December 31, 2000.

(12)     Commitments and Contingencies

On August 25, 1999, Ground Zero Entertainment Corporation ("Ground Zero") commenced an action against the Company in the Supreme Court of the State of New York for breach of contract, tortious interference with contract, tortious interference with prospective business relations, fraudulent concealment, and fraudulent misrepresentation, and to rescind a February 1999 transaction between Ground Zero and the Company pursuant to which the Company transferred certain assets of Paradigm Associated Labels ("PAL") to Ground Zero. The court has dismissed all claims except for breach of contract and fraudulent misrepresentation claims. All claims for rescission have now been either dismissed or voluntarily withdrawn. The Company believes that the outcome of this matter will not have a material adverse effect on the Company.

In December 1999, David Wolin ("Wolin"), a former employee of PAL, commenced an action against the Company in the Supreme Court of the State of New York. The complaint asserts, among other things, that the Company breached obligations to Wolin under his employment agreement. On April 7, 2000, the Wolin and Ground Zero actions were consolidated. Discovery in the consolidated action is presently being conducted and must be completed by March 31, 2002. The Company believes that the outcome of this matter will not have a material adverse effect on the Company.

On August 27, 2001, Pixel Systems, Inc. ("Pixel") commenced an action against DMX in the Supreme Court of the State of New York for fraud, constructive fraud, conspiracy, breach of contract and equitable estoppel. The claims by Pixel arise out of a lawsuit commenced on July 19, 2001 in which Spacenet, Inc. sued Pixel for its failure to pay a promissory note. Pixel counterclaimed against Spacenet and against DMX. The case involves inter-related agreements among the three parties relating to DMX's MallNet business. The case is in its early stages, and discovery has not yet commenced. The Company is unable to determine whether the outcome of this matter will have a material effect on the Company.

(13)     Information about the Company's Segments

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

                                                                              Nine months ended September 30,
                                                               --------------------------------------------------------
                                                                          2001                         2000
                                                               --------------------------     -------------------------
                                                                             Interactive                   Interactive
                                                                  Music         Media          Music          Media
                                                               -----------   -----------      --------     ------------
         Revenue                                               $   114,774           --        70,879            --

         Income (loss) excluding stock-based compensation and
              before income taxes and extraordinary item       $    (9,630)    (162,504)      (26,362)      (46,082)

         Income (loss) before income taxes and extraordinary
              item                                             $    (9,630)    (166,308)       47,122       104,968

         Capital expended for property and
              equipment and investments                        $    57,340      126,680        12,943        73,703



                                                        September 30,  December 31,
                                                            2001           2000
                                                        -------------  ------------
                           Segment Assets

                           Music                         $   283,887       249,839
                           Interactive Media                 821,808       679,222
                                                         -----------   -----------
                                                         $ 1,105,695       929,061
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

REVENUE

Our Music segment's revenues are derived from the operations of DMX Music, Inc., or DMX, and from the operations of AEI Music Network, Inc., or AEI, which was merged with DMX, effective May 18, 2001. As a result of this merger, a new entity was formed that is owned 56% by Liberty Digital and 44% by the former owners of AEI. Our revenues for the nine months ending September 30, 2001, include the revenues for AEI starting from June 1, 2001, combined with the revenues of DMX for the nine months ending September 30, 2001. Unless otherwise noted below, increases in our Music segment's revenue and expenses for the three and nine months ended September 30, 2001 are due to the inclusion of AEI since June 1, 2001.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Our Music segment's revenues, representing the combined DMX/AEI MUSIC worldwide revenues, consist primarily of subscriber revenues derived from the distribution of programmed foreground and background music and imaging through digital, tape and satellite distribution to homes and businesses. In addition, revenues are derived from the rental of tuner boxes, sales and installations of video, sound system products, in-store audio marketing systems, custom messaging systems and revenues from consumer tapes and compact discs, which we sell on a wholesale basis to our customers. Our revenues generated outside the United States were $9.2 million, or 17.8%, and $12.2 million, or 10.6%, respectively, which represent 17.8% and 10.6% of our Music segment revenue for the three months and nine months ended September 30, 2001, respectively.

Our Interactive Media segment, which is in the development stage, did not have any revenue during the three months and nine months ended September 30, 2001 and 2000.

SUBSCRIBER REVENUE

Our subscriber revenue from unaffiliated parties increased from $8.3 million for the three months ended September 30, 2000 to $22.4 million for the three months ended September 30, 2001 and increased from $23.6 million for the nine months ended September 30, 2000 to $43.9 million for the nine months ended September 30, 2001. Excluding revenues derived from AEI, revenues increased $3.3 million and $5.8 million for the three months and nine months ended September 30, 2001, respectively, attributed to DMX's growth in commercial markets in western and southern local offices and increased international sales in Canada, Mexico and South Africa.

SUBSCRIBER REVENUE - AT&T BROADBAND

A significant amount of our Music segment revenues are derived from AT&T Broadband which was the parent of Liberty Media Corporation, or Liberty, until July 31, 2001. Our revenues derived from AT&T are pursuant to transactions under certain agreements as follows:

We are party to an agreement, the Amended Contribution Agreement, with AT&T Broadband pursuant to which we receive monthly payments, the AT&T Broadband Annual Payments, net of operating expenses representing an amount equal to 10% of the revenue from sales of analog music services to residential subscribers and net of license fees otherwise payable to us pursuant to the affiliation agreement for digital music services described below. These payments, which are adjusted annually for inflation, have increased from $18 million annually to approximately $20 million annually and are payable through 2017. The operating expenses, as mentioned above, are reflected as part of operating expenses in the consolidated statements of operations and comprehensive earnings (loss).

Pursuant to an affiliation agreement between Satellite Services, Inc., or SSI, a wholly-owned subsidiary of AT&T Broadband, the "SSI Affiliation Agreement" effective as of July 1, 1997, SSI has the non-exclusive right to distribute and subdistribute music services to commercial and residential customers of systems managed by AT&T Broadband or with which AT&T Broadband has a specific relationship for a 10-year period in exchange for licensing fees paid by SSI to us. Prior to July 2000, revenue from the SSI affiliation agreement was $8.5 million annually. After July 2000, revenue is based on the number of subscribers. In addition, we also receive subscriber revenue from AT&T Broadband affiliates for the distribution of music services through AT&T Broadband's digital business.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

The following table summarizes our related party transactions, as described above, for the periods reflected in our accompanying consolidated statements of operations and comprehensive earnings (loss) (amounts in thousands):

                                                Three months ended          Nine months ended
                                                  September 30,                September 30,
                                             -------------------------   -------------------------
                                                2001          2000          2001          2000
                                             -----------   -----------   -----------   -----------
Revenue from AT&T Broadband annual payments  $     5,218         4,807        15,685        14,461
Revenue from SSI                             $     2,395         2,125         7,161         6,375
Revenue from AT&T Broadband                  $     1,684           883         4,176         2,306
Operating charges paid to AT&T Broadband     $      (261)         (307)         (814)         (961)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative (SG&A) expenses increased $6.9 million, or 62.5%, from $11.0 million for the three months ended September 30, 2000 to $17.9 million for the three months ended September 30, 2001 and increased $14.9 million, or 40.7%, from $36.6 million for the nine months ended September 30, 2000 to $51.5 million for the nine months ended September 30, 2001.

Of the increase, our Music segment expenses increased $6.9 million, or 73.7%, from $9.3 million for the three months ended September 30, 2000 to $16.2 million for the three months ended September 30, 2001 and increased $18.5 million, or 66.6%, from $27.7 million for the nine months ended September 30, 2000 to $46.2 million for the nine months ended September 30, 2001. The increases for both periods primarily represent higher commissions attributed to our increased subscriber fee revenue and higher personnel, occupancy and promotional expense associated with our merger with AEI and DMX's expansion of the commercial business through acquisitions and local office startups during 2000. Our number of employees increased from 530 employees at September 30, 2000 to 1,121 employees at September 30, 2001.

Our Interactive Media segment expenses of $1.7 million during the three months ended September 30, 2001 did not increase compared to the same period last year. Our Interactive Media expenses decreased $3.7 million, or 41.4%, from $9.0 million for the nine months ended September 30, 2000 to $5.3 million for the nine months ended September 30, 2001. The decrease for the nine months ended primarily represents $3.2 million of payroll taxes associated with the executive stock appreciation rights and options exercised by our employees.

STOCK COMPENSATION

Stock compensation expense accruals relating to our 1997 Stock Incentive Plan, and Deferred Compensation and Stock Appreciation Rights Plan, or stock appreciation rights plan, are based on the trading price of our Series A common stock at the end of each three-month period. An increase in the trading price of our Series A common stock over the previous three-month period will result in an increase in stock compensation expense accruals, thereby decreasing our income (or increasing our loss) to the extent of the accrual. Conversely, a decrease in the price of our Series A common stock over the previous three-month period will result in the reversal of a portion of the expense accrued for the previous three-month period, thereby increasing our income (or reducing our loss) to the extent of the reversal.

Our stock compensation credit decreased to $11.6 million for the three months ended September 30, 2001 compared to $78.8 million for the three months ended September 30, 2000. The credits represent reversals of expense accruals resulting from the decline in the weighted average stock price by $0.90 per share during the three months ended September 30, 2001 compared to a weighted average stock price decline of $14.08 per share during the three months ended September 30, 2000.

We recorded stock compensation expense of $3.8 million for the nine months ended September 30, 2001 compared to stock compensation credit of $224.5 million for the nine months ended September 30, 2000. The

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


stock compensation expense for the nine months ended September 30, 2001 resulted primarily from an expense of $10.3 million, which represents the excess of the $50 million in cash paid plus the value of shares of AT&T Class A Liberty Media Group tracking stock issued in March 2001 in settlement of liability under the stock appreciation right plan. This expense was partially offset by a decrease in the liability under the stock appreciation rights plan as a result of the decline in the underlying stock price from December 31, 2000 to September 30, 2001. The stock compensation credit for the nine months ended September 30, 2000 was due to a decline in the trading price of the Series A common stock over that period. Additionally, the credit for the nine months ended September 30, 2000 was also a result of the resignation of one of our executives on February 15, 2000, which resulted in the cancellation of the executive's unvested stock appreciation rights.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization increased $2.9 million, or 21%, from $14.0 million for the three months ended September 30, 2000 to $16.9 million for the three months ended September 30, 2001 and increased $6.2 million from $41.9 million for the nine months ended September 30, 2000 to $48.1 million for the nine months ended September 30, 2001. The increases for both periods primarily represent the amortization of goodwill associated with the DMX/AEI merger and depreciation of property and equipment contributed by AEI and additional equipment purchases made during the periods.

INTEREST EXPENSE

Our unaffiliated interest expense and financing cost increased $2.6 million, from $2.3 million for the three months ended September 30, 2000 to $4.9 million for the three months ended September 30, 2001 and increased $4.4 million from $6.2 million for the nine months ended September 30, 2000 to $10.6 million for the nine months ended September 30, 2001. The increase for the three months and nine months ended September 30, 2001 primarily represents interest charges on the $100 million note issued in connection with our acquisition of Game Show Network, LLC on February 23, 2001 and interest on $108 million borrowing by DMX/AEI from their credit facility with a major bank. The balances of our debt were $8.9 million and $281.7 million at September 30, 2000 and 2001, respectively.

Our related party interest expense increased $1.9 million from $2.4 million for the three months ended September 30, 2000 to $4.3 million for the three months ended September 30, 2001 and increased $7.4 million from $5.6 million for the nine months ended September 30, 2000 to $13.0 million for the nine months ended September 30, 2001. The balances of these related party debts were $188.5 million at September 30, 2001 and 2000, however, the $188.5 million debt arose from a transaction with Liberty Media that occurred in September 2000. The interest expense for the nine months ended September 30, 2000 is primarily attributable to a promissory note of $93.5 million which was paid in full on September 29, 2000.

SHARE OF LOSSES OF AFFILIATES

Our share of losses of affiliates for the three months and nine months ended September 30, 2001 primarily represents our share in Game Show Network, LLC, or GSN, of $4.1 million and $9.3 million, respectively.

GAIN (LOSS) FROM INVESTMENTS, NET

Our investment activities generated gains and (losses) as summarized in the following table (amounts in thousands):

                                              Three months ended         Nine months ended
                                                 September 30,             September 30,
                                            -----------------------   ----------------------
                                               2001         2000         2001        2000
                                            ----------   ----------   ----------  ----------
Sale of investments/dividend income (loss)  $       (3)     (10,331)      11,568      (9,351)
Unrealized gains on financial instruments        7,070           --       17,203          --
                                            ----------   ----------   ----------  ----------
Gain / (loss) from investments/financial
   instruments, net                         $    7,067      (10,331)      28,771      (9,351)
                                            ==========   ==========   ==========  ==========

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


Our gains (losses) on sale of investments and dividend income for the nine months ended September 30, 2001 were derived from a gain on the sale of an equity investment of $3.7 million, a gain on the sale of non-public investment of $8.7 million and dividend income in the form of marketable securities of $1.6 million from our private investment funds. These gains were partially offset by losses on the sale of marketable securities of $2.4 million. Our loss on sale of investments and dividend income for the nine months ended September 30, 2000 were derived from sales of available for sale securities of $16.3 million, net of dividend income in the form of marketable securities of $6.9 million from our private investment funds.

Our unrealized gains on financial instruments of $7.1 million and $17.2 million for the three months and nine months ended September 30, 2001 represent the change in the time value of the equity collar on our investment in priceline.com Incorporated ("Priceline") and increase in value of the put and call option on the investment in iBeam Broadcasting Corporation ("iBeam").

IMPAIRMENT OF INVESTMENTS

We recorded an impairment of investments charge of $59 million for the three months ended September 30, 2001 to reduce the fair value of our investment in MTVi Partnership, or MTVi, by $35 million, certain of our cost investments by $4.1 million and available for sale securities by $19.5 million. We recorded an impairment of investments charge of $142.4 million for the nine months ended September 30, 2001 to reduce the fair value of our cost investments by $83.8 million (principally the writedown of the MTVi investment by $35 million and the $15 million investment in OrderTrust, Inc., which ceased operations in the second quarter of 2001), equity investments by $8 million and available for sale securities by $50.7 million (principally our investment in ACTV of $46.8 million, which includes a reversal of fair value adjustments of $29 million transferred by Liberty to us in connection with the merger of Liberty and AT&T in March 1999 and our $3 million investment in iBeam). In determining the write-downs, we considered such factors as the market price over the prior six months, any specific events which indicate impairment and the liquidity of the companies as of September 30, 2001.

MINORITY INTEREST IN LOSSES OF SUBSIDIARIES

Minority interest for the nine months ended September 30, 2001 represents the 44% share of minority shareholders in the combined DMX/AEI MUSIC operating loss from June 1, 2001 to September 30, 2001 of $1.7 million and the asset write offs, merger expenses and debt prepayment penalty collectively totaling $4.4 million related to the DMX/AEI MUSIC merger.

LIQUIDITY AND CAPITAL RESOURCES

Our financing activities generated funds of $164.5 million during the nine months ended September 30, 2001. These funds were used for operating activities totaling $49.0 million and investing activities of $123.5 million, net of $60.5 million resulting from the proceeds from sale of certain investments. Our investing activities consisted primarily of the purchase of equity investments of $127.9 million, amounts paid related to the DMX/AEI MUSIC merger of $44.5 million and purchases of property and equipment and other investing activities of $11.6 million. The net change in cash for the nine months ended September 30, 2001 was a decrease amounting to $8.1 million. The net change in cash for the nine months ended September 30, 2000 was an increase of $12.3 million.

We are a borrower under a revolving loan agreement dated December 30, 1997, as amended, which provides for borrowings of up to $92.0 million. Our borrowings under this agreement bear interest at a rate equal to the London Interbank Offering Rate, or LIBOR, plus 2.50%. The balance of this loan is $51.9 million at September 30, 2001.

On February 23, 2001, we acquired a 50% equity interest in GSN for a total cost of $239.2 million. This investment was funded by borrowing $94 million under our revolving loan facility, a note payable of $100 million issued to Sony Pictures Entertainment, Inc., or SPE, due on February 22, 2002 and bearing a prepaid interest rate of 5.82%, a related party promissory note of $12.5 million from Liberty due on August 22, 2001, bearing interest at 10%, cash of $18.6 million, and 1,491,598 of our Series A common shares valued at $12.5 million at the date of the transaction. We paid the prepaid interest to SPE through the issuance of 692,835 of our Series A common shares. On June 14, 2001, we paid our promissory note of $12.5 million including accrued interest to Liberty. With respect to our note payable to SPE of $100 million, Liberty is a co-obligor on the note. In consideration of Liberty becoming a co-obligor on this note, we transferred our 888,518 shares of Internet Pictures Corporation and provided to Liberty a contingent call right with respect to the portion of our ownership interest in GSN if we fail to pay the note when due.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


On May 18, 2001, we completed a merger of our wholly owned subsidiary, DMX, with AEI. At the completion of the merger transaction, DMX/AEI MUSIC entered into a $125 million senior credit facility with a financial institution, which funded, among other things, the repayment of AEI's existing debt, cancellation of AEI's outstanding stock options and redemption of certain AEI securities, payment to a certain AEI shareholder and certain deal-related expenses. The credit facility consists of a $90 million term loan and a $35 million revolving loan, both of which are effective through March 2007. The term loan and revolving loan facility limits will be reduced quarterly, commencing June 2003 and June 2004, respectively. As of September 30, 2001, DMX/AEI MUSIC has drawn $90 million on the term loan and $18 million on the revolving loan. These loans are presented as part of our long-term debt in the consolidated balance sheet.

The senior credit facility contains certain covenants, including financial tests for debt to cash flow, cash flow to fixed charges, and cash flow to interest. At September 30, 2001, management believes that we were in compliance with these covenants. Borrowings under the credit facility bear interest at LIBOR plus a margin ranging from 1.750% to 3.000%, depending on the debt to cash flow ratio.

On September 29, 2000, we signed two promissory notes totaling $188.5 million in favor of Liberty. These notes bear interest at 9% compounded annually. The first note of $123.9 million, due September 28, 2010, is secured by our 99% preferred interest in Priceline LLC, which owns 3,125,000 shares of Priceline. The second note of $64.6 million, due September 28, 2008, is secured by our 99% preferred interest in iBeam LLC, which owns 362,368 shares of iBeam. Priceline LLC and iBeam LLC are consolidated in our financial statements for the periods presented. The obligors on the notes are our subsidiaries which hold the respective 99% preferred interests in the two entities. The accrued interest and principal on the notes are payable upon the sale of these preferred interests or on the due date of the notes, whichever is earlier. At September 30, 2001 and December 31, 2000, the accrued interest on these notes was $17.0 million and $4.4 million, respectively.

In July 2000, we entered into a put and call option transaction on our Priceline shares as a five-year cashless collar, with a financial services institution, and in September 2000 we entered into a put and call option transaction on our iBeam shares, with a subsidiary of Liberty. At September 30, 2001 we have marked to market the value of our Priceline shares and recorded the fair value of its accompanying put and call option, and wrote down our investment in iBeam shares and recorded the fair value of its accompanying put and call option. Our gain and loss resulting from the put and call options are reflected in gain (loss) from investments as discussed above.

In February 2001, we amended the award made under our stock appreciation rights plan with our Chief Executive Officer, which amended his vesting period from five years to four years and our payment obligations relating to his exercise of stock appreciation rights in January 2000. The payment obligation of $133.7 million, which was reflected as part of accrued stock compensation in our balance sheet at December 31, 2000, was satisfied by a cash payment by Liberty of $50 million and by the issuance of 5,779,982 shares of AT&T's Liberty Media Group Series A Shares common stock. We recorded the payment of this liability by Liberty as a capital contribution and recorded an additional stock compensation expense of $10.3 million, which represents the excess of the value of the Liberty cash and shares over the stock appreciation rights plan liability that was settled by Liberty.

At September 30, 2001, we had available for sale securities, consisting of common stock and common stock equivalent investments, carried at fair value based on quoted market prices of $162.3 million. Included in this amount are unrealized holding gains of $49.7 million before deferred income taxes of approximately $19.7 million. The net unrealized holding gain of $30 million is reflected in the stockholders equity section of our balance sheet as "accumulated other comprehensive earnings, net of taxes."

SUBSEQUENT EVENT

On October 12, 2001, Liberty's board of directors authorized a plan to acquire all of the issued and outstanding shares of Liberty Digital, Inc. that it does not already own. Pursuant to the terms of the merger, our stockholders would receive 0.25 shares of Liberty Media Corporation Series A common stock for each share of Liberty Digital, Inc. Series A common stock held. Liberty Media currently beneficially owns over 90% of our voting stock. The merger is currently expected to be a short form merger under Delaware law. There are no significant conditions to closing and closing is expected during the first quarter of 2002.

For information concerning our other commitments and contingencies, see note 12 to the accompanying consolidated financial statements.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to changes in interest rates as a result of our borrowing activities, which primarily include floating rate borrowings on our credit facility used to maintain liquidity and fund our business operations. Had market interest rates been 1% higher throughout the three months ending September 30, 2001, we would have recorded approximately $400,000 of additional interest expense for the period.

We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We continually monitor changes in the stock markets, in general, and changes in the stock price of our holdings, specifically. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors.

In order to illustrate the effect of changes in stock prices on our investments accounted for as available for sale securities, we provide the following sensitivity analysis. Had the stock prices of these investments been 20% lower at September 30, 2001, the value of such securities would have been lower by approximately $12 million.

In July 2000, we entered into a five-year equity collar with a financial services institution with respect to 3.125 million shares of priceline.com common stock. Pursuant to the equity collar, we purchased a put option that gives us the right to require the counter party to buy 3.125 million priceline.com shares from us in July 2005 for $37.2114 per share. We simultaneously sold a call option giving the counter party the right to buy the same shares from us in July 2005 for $91.5010 per share. Since the purchase price of the put option was equal to the proceeds from the sale of the call option, the collar transaction was at no cost to us. The market value of the collar at September 30, 2001 was $87.5 million.

In August 2001, we entered into an interest rate swap on $35 million in debt with a variable interest rate. The fair value of the swap as of September 30, 2001 was $645,000 in favor of the counterparty.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)


PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.


(a)      Exhibits - none


(b)      No reports on Form 8-K were filed during the quarter ended September
         30, 2001.

                     LIBERTY DIGITAL, INC. AND SUBSIDIARIES
                   (A SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LIBERTY DIGITAL, INC.




     Date:  November 14, 2001         By:        /s/ Lee Masters
                                          -------------------------------------
                                              Lee Masters
                                                  President and
                                                  Chief Executive Officer


     Date:  November 14, 2001         By:        /s/ Mark Rozells
                                          -------------------------------------
                                              Mark Rozells
                                                  Executive Vice President and
                                                  Chief Financial Officer